Form 10-Q
period 1999-03-31
CAPITAL BANK CORP
filed 1999-05-14
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                         Commission File Number 0-30062

                            CAPITAL BANK CORPORATION
             (Exact name of registrant as specified in its charter)

             North Carolina                                    56-2101930
     (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                        Identification No.)

                            4400 Falls of Neuse Road
                          Raleigh, North Carolina 27609
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 878-3100

                                  Capital Bank
                            4400 Falls of Neuse Road
                          Raleigh, North Carolina 27609
                                December 31, 1998
      (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes   [   ]  No

As of May 9, 1999, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1. Condensed Financial Statements

         Consolidated statements of financial condition at March 31, 1999 and December 31, 1998 (Unaudited)

         Consolidated statements of income (loss) for the three months ended March 31, 1999 and March 31, 1998 (Unaudited)

         Consolidated statements of cash flows for the three months ended
              March 31, 1999 and March 31, 1998 (Unaudited)

         Notes to consolidated financial statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


         Signatures

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1999 and December 31, 1998
                                                               March 31,     December 31,
ASSETS                                                           1999           1998
                                                               ---------      ---------
                                                             (In thousands)  (Unaudited)
Cash and due from banks ..................................     $   7,143      $  10,365
Federal funds sold .......................................         5,085         16,400
Investment securities
      Available for sale, at fair value ..................        46,929         34,066
      Held-to-maturity, at amortized cost ................         2,000          3,560
                                                               ---------      ---------
           Total investment securities ...................        48,929         37,626
                                                               ---------      ---------
Loans-net of unearned income .............................       119,221        110,779
Allowance for loan losses ................................        (1,621)        (1,457)
                                                               ---------      ---------
           Net loans .....................................       117,600        109,322
                                                               ---------      ---------
Premises and equipment, net ..............................         2,805          2,592
Accrued interest receivable ..............................         1,020            853
Deposit premium and goodwill, net ........................         1,779          1,833
Other assets .............................................           781          1,002
                Total assets .............................     $ 185,142      $ 179,993
                                                               =========      =========
LIABILITIES
Deposits
      Demand, non-interest bearing .......................     $   7,256      $   7,539
      Savings and interest bearing demand deposits .......        35,615         35,689
      Time deposits ......................................        96,511         94,115
                                                               ---------      ---------
           Total deposits ................................       139,382        137,343
                                                               ---------      ---------
Accrued interest payable .................................           539            501
Repurchase agreements ....................................         2,477          2,501
Borrowings ...............................................         8,652          5,066
Other liabilities ........................................         2,414          1,075
                                                               ---------      ---------
                Total liabilities ........................       153,464        146,486

STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
      authorized; 3,658,689 shares issued and outstanding         34,788         34,788
Accumulated deficit ......................................        (2,956)        (1,255)
Unearned ESOP shares .....................................           (52)           (66)
Deferred stock awards ....................................          --             (195)
Accumulated other comprehensive income (loss) ............          (102)           235
                                                               ---------      ---------
                Total stockholders' equity ...............        31,678         33,507
                                                               ---------      ---------
                Total liabilities and stockholders' equity     $ 185,142      $ 179,993
                                                               =========      =========

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 1999 and 1998
                                                                     1999        1998
                                                                   -------      -------
                                                               (In thousands) (Unaudited)
Interest income:
      Loans and loan fees ....................................     $ 2,389      $ 1,388
      Investment securities ..................................         737          524
      Federal funds and other interest income ................          99          301
                                                                   -------      -------
           Total interest income .............................       3,225        2,213
                                                                   -------      -------
Interest expense:
      Deposits ...............................................       1,547        1,122
      Borrowings and repurchase agreements ...................         118            5
                                                                   -------      -------
           Total interest expense ............................       1,665        1,127
                                                                   -------      -------
           Net interest income ...............................       1,560        1,086
      Provision for loan losses ..............................         204          174
                                                                   -------      -------
           Net interest income after provision for loan losses       1,356          912
Noninterest income:
      Service charges and other fees .........................          97           66
      Other noninterest income ...............................         175           15
                                                                   -------      -------
           Total noninterest income ..........................         272           81
Noninterest expenses:
      Salaries and employee benefits .........................         869          597
      Occupancy ..............................................         112           81
      Data processing ........................................          81           50
      Directors fees .........................................          79           35
      Advertising ............................................          63           53
      Furniture and equipment ................................          63           56
      Amortization of intangibles ............................          54           54
      Merger related expenses ................................       1,647         --
      Other expenses .........................................         214          176
                                                                   -------      -------
           Total noninterest expenses ........................       3,182        1,102
                                                                   -------      -------
                Net loss before tax expense ..................      (1,554)        (109)
      Income tax expense (benefit) ...........................         (36)           1
                                                                   -------      -------

                Net loss .....................................     $(1,518)     $  (110)
                                                                   =======      =======
Earnings per share - basic and diluted .......................     $ (0.41)     $ (0.03)
                                                                   =======      =======
Dividends per share ..........................................     $  0.05      $  0.05
                                                                   =======      =======

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1999 and 1998
                                                                      1999          1998
                                                                    --------      --------
                                                                 (In thousands)   (Unaudited)
Cash Flows From Operating Activities
      Net loss ................................................     $ (1,518)     $   (110)
      Adjustments to reconcile net loss to net cash provided
           by (used in) operating activities:
           Amortization of deposit premium and goodwill .......           54            54
           Depreciation .......................................          118            47
           Amortization of premium on securities, net .........            3             2
           MRP and ESOP compensation ..........................          209            25
           Provision for loan losses ..........................          204           174
           Changes in assets and liabilities:
                Accrued interest receivable ...................         (167)          123
                Prepaid expenses and other assets .............          221          (154)
                Other liabilities .............................        1,377           (99)
                                                                    --------      --------
                     Net cash provided by operating activities           501            62
                                                                    --------      --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments ..........       (8,482)      (14,191)
      Additions to premises and equipment .....................         (331)       (1,110)
      Purchase of Federal Home Loan Bank stock ................         (193)          (63)
      Purchase of securities available for sale ...............      (16,281)       (3,234)
      Proceeds from maturities of securities available for sale        3,271         4,700
      Proceeds from maturities of securities held to maturity .        1,560         1,000
                                                                    --------      --------
                     Net cash used by investing activities ....      (20,456)      (12,898)
                                                                    --------      --------
Cash Flows From Financing Activities
      Net increase in deposits ................................        2,039         5,042
      Net decrease in repurchase agreements ...................          (24)         --
      Net increase (decrease) in borrowings ...................        3,586            (4)
      Cash dividends ..........................................         (183)         (181)
                                                                    --------      --------
                     Net cash provided by financing activities         5,418         4,857
                                                                    --------      --------
                     Net change in cash and cash equivalents ..      (14,537)       (7,979)
      Cash and cash equivalents:
           Beginning ..........................................       26,765        30,046
           Ending .............................................     $ 12,228      $ 22,067
                                                                    ========      ========

Notes to the Consolidated Financial Statements

1.     Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1998 Capital Bank Corporation annual report.

2.     Changes in Operating Structure

Capital Bank (the "Bank") was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Bank is a locally owned community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank's customers are individuals and small to medium-size businesses. The Bank's primary source of revenue is interest earned from loans to customers and from invested cash and securities.

Prior to March 31, 1999, the Bank operated through its corporate office in Raleigh, North Carolina, two branches in Cary, North Carolina and two branches in Sanford, North Carolina. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into a bank holding company named "Capital Bank Corporation" (the "Company"). In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned. Thus, the shareholders of Capital Bank before the holding company reorganization are now the shareholders of the Company. In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City, Inc., SSB in a stock-for-stock exchange in which the Company issued 1,181,038 shares of its Common Stock. As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiaries, Capital Bank and Home Savings Bank of Siler City, Inc., SSB, after the holding company reorganization.

As a result of the reorganization and acquisition which was treated as a pooling-of-interest transaction, all amounts in these statements are restated to reflect on a consolidated basis as if the current organization had been in place during both operating periods.

3.     Comprehensive Income

On January 1, 1998,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("Other Comprehensive Income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale. The Company's total comprehensive loss and information concerning the Company's other comprehensive income items for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                                      1999          1998
                                                                     -------      -------
(In thousands)                                                            (Unaudited)
      Net loss before comprehensive items ......................     $(1,544)     $  (173)
      Unrealized gains/(losses) on securities available for sale        (337)           6
                                                                     -------      -------
      Comprehensive net loss ...................................     $(1,881)     $  (167)
                                                                     =======      =======

4.     Earnings Per Share

The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" as of December 31, 1997. In accordance with SFAS 128, the Bank has presented both basic and diluted EPS on the face of the Statement of Income (loss). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 215,248 stock options outstanding in the calculation of diluted EPS would be antidilutive.

Item 2

Management's Discussion and Analysis

Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three month period ended March 31, 1999 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Home Savings Bank of Siler City, SSB, Inc. As a result of the reorganization and acquisition, all amount in these statements are reflected on a consolidated basis as if the current organization had been in place during both operating periods. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth under Exhibit 99.01, "Risk Factors," in the Company's Annual Report on Form 10-K filed with the FDIC and included as an exhibit to the Company's S-8 Registration Statement filed with the SEC on April 23, 1999.

Overview

Capital Bank was incorporated under the laws of North Carolina on May 30, 1997 and commenced banking operations on June 20, 1997 in its main office in Raleigh, North Carolina, and two branch locations in Sanford, North Carolina. In March 1998, the Bank opened a branch in Cary, North Carolina, closely followed by another branch in the Cary area, which opened in September of that same year.

On August 6, 1998, the Bank announced its plan to organize a bank holding company to be known as Capital Bank Corporation. In September, 1998, the Bank entered into a definite agreement to acquire Home Savings Bank of Siler City, SSB, Inc. (Home Savings). Home Savings had total assets in excess of $59 million and operated from its main office in Siler City.

On October 19, 1998, Capital Bank Corporation filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 up to 3,694,651 shares of its common stock to be issued in connection with Capital Bank's holding company reorganization and the Home Savings acquisition.

Regulatory and shareholder approval was completed for both of the above transactions in 1999 and the Corporation was formed in March, 1999. On that same day, Capital Bank and Home Savings Bank of Siler City, SSB, Inc. became wholly owned subsidiaries of the Company.

The Company has no operations other than those of its subsidiaries. The subsidiaries are full-service community banks. The Company's profitability depends principally upon the net interest income, provision for loan losses, noninterest income and noninterest expenses of the banks.

Financial Condition

Total consolidated assets of the Company for the quarter ended March 31, 1999 were $185.1 million compared to $180.0 million at December 31, 1998, an increase of $5.1 million or 3%. On March 31, 1999, loans were $119.2 million, up $8.4 million or 8% compared to December 31, 1998. Investment securities were $48.9 million and Federal funds sold were $5.1 million at period end. During the three month period, Federal Funds sold declined by $11.3 million as this asset category was redeployed into higher yielding loans and securities. The allowance for loan losses on March 31, 1999 was $1.6 million and represented approximately 1.36% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on March 31, 1999 were $139.4 million, an increase of $2.0 million or 1% from December 31, 1998. Earning assets represented 94% of total assets on March 31, 1999. Total consolidated stockholders' equity was $ 31.7 million at March 31, 1999.

Results of Operations

First Quarter 1998 vs. First Quarter 1997
-----------------------------------------

The Company incurred a net loss for the quarter ended March 31, 1999 of $1.5 million or $.41 a share compared to a loss of $110,000 or $.03 per share in the first quarter of 1998. Included in the loss for 1999 were certain nonrecurring charges related to the establishment of the Bank Holding Company and the acquisition of Home Savings Bank of Siler City, SSB of $1.6 million. Excluding those costs, the Company has consolidated net income from operations of approximately $129,000 or $0.04 per share.

Net interest income in the first quarter was $1.6 million, up 44% compared to $1.1 million in the first quarter of 1998. The Company's net interest margin (net interest income as a percent of average earning assets) was 3.59% in the first quarter of 1999.

The provision for loan losses was $204,000 for the first quarter of 1999. This provision was used to build the allowance for loan losses to a prudent level to support the Company's actual loan growth. At March 31, 1999, the allowance for loan losses was 1.36% of total loans. Loans 30 days or more past due totaled $281,000 and represented .71% of total loans on March 31, 1999.

Non-interest income for the first quarter of 1999 was $272,000 compared to $81,000 in the first quarter of 1998. The increase in non-interest income is primarily attributable to mortgage origination fees and loan servicing fees associated with accounts receivable financing. These two business activities were new revenue sources in latter part of 1998.

Non-interest expense was $3.2 million for the first quarter of 1999 compared with $1.1 million in the first quarter of 1998. Nonrecurring charges related to the Home Savings acquisition and the setup of the Capital Bank Corporation bank holding company represented the largest expense category. Those expenses amounted to approximately $1.6 million. Salaries and employee benefits, representing the next largest expense category, increased from $597,000 in the first quarter of 1998 to $869,000 in the same period in 1999. This increase reflects an increase in the number of personnel employed by the Company as the Company must maintain adequate staffing levels in order to meet customer needs and to keep pace with its expected growth. As of March 31, 1999 the Company had 63 full-time equivalent employees. Occupancy costs, the third highest component of non-interest expenses, increased from $81,000 in 1998 to $112,000 in 1999. This increase is primarily associated with the leasing of additional office space as a result of growth in the lending area and the related growth in the number of personnel needed in that department. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board. The Company had $12.2 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, short term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 85% of total assets at March 31, 1999. In addition, the Company has the ability to take advantage of various funding programs available from the Federal Home Loan Bank of Atlanta.

Stockholder's equity was $31.7 million or $8.62 per share at March 31, 1999. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for the next 12 months and to maintain a well-capitalized position. At March 31, 1999, Capital Bank had a leverage ratio of 18.1%, a Tier 1 capital ratio of 22.5%, and a total risk-based capital ratio of 23.7% and Home Savings Bank had a leverage ratio of 13.8%, a Tier 1 capital ratio of 36.5%, and a total risk-based capital ratio of 37.8%. These ratios far exceed the federal regulatory minimum requirements for a "well-capitalized" bank". Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

Effects of Inflation

Inflation can have a significant effect on the operating results of all industries. However, management believes the inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company's growth, earnings and total assets, and on its need to closely monitor capital levels.

Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincides with changes in interest rates. Inflation does impact the economic value of longer-term interest-bearing assets and liabilities, but the Company attempts to limit its long-term assets and liabilities.

Year 2000

As the Year 2000 approaches, an important business issue has emerged regarding whether or not existing computer systems and other operating systems can process this date value properly. The problem is the result of computer programs and related logic which use a two digit value to define a particular calendar year (i.e. 99 for 1999). When this logic is used, computer systems can not recognize the two digit code "00" associated with the Year 2000 as coming after 99. The issue is significant because many computer systems deployed throughout the business world, not just in banks, use software which contain the two digit date logic.

Both Capital Bank and Home Savings Bank use outside data processing companies (service bureaus) to provide computer processing systems for their primary banking products including loans, deposits, ATM's, check processing and general ledger. Currently, Capital Bank and Home Savings use different service bureaus for all of the above products. However, before December 31, 1999, management intends to have all of the above systems converted to the service bureau currently used by Capital Bank except for the Mortgage Lending system, which will remain at Home Savings current service bureau.

The computer software used by the Capital Bank service bureau was developed and is maintained by a third party vendor. This same software is used by many banks throughout the country and uses a five-digit date logic designed to avoid the problems associated with the two digit logic discussed above.

In addition to the service bureau, the Company utilizes personal computers configured into six local area networks (LANS) which are, in turn, connected to each other through a wide area network (WAN). All key equipment has been purchased new since 1997 and has subsequently been tested for Year 2000 readiness by an independent consultant. The test results indicate that all equipment will function properly into the Year 2000.

In addition to the service bureau applications, the Company uses software distributed through the LAN/WAN network for functions such as word processing, E-mail, spreadsheet, teller transactions, document preparation and new account setup. All these software products are purchased or licensed from third party vendors. It should be noted that Capital Bank Corporation does not write or develop any of its own computer applications and all key third party vendors have provided the Company with written certification that their software is Year 2000 ready with the exception of one public utility company used by Home Savings Bank. That notification is still pending.

In addition to receiving these assurances from third party vendors the Company has instituted a Year 2000 compliance program whereby it is reviewing the year 2000 issue on a comprehensive, Company-wide basis. This program is administered by project teams at both Banks consisting of executive and senior management as well as a representative from the Board of Directors.

As of March 31, 1999, the Company had completed its assessment of existing computer systems and applications and had identified mission critical applications. Where possible, the Bank is testing these systems and is in the process of reviewing third party test results. However, the Year 2000 is a global issue which extends beyond the control of Capital Bank Corporation and may effect the providers of services such as power and telecommunications. These services are critical to the ongoing operations of the Company and in the unlikely event of an interruption in these services, it is management's opinion that such a failure will be quickly resolved.

As testing of the Company's mission critical systems is completed, the Company will develop detailed contingency plans as necessary for each system. The Company has developed a general business resumption contingency plan which provides for the implementation of manual processes on a temporary basis should any computer application malfunction on or after January 1, 2000.

The Company has budgeted $93,000 for the Year 2000 program and has spent approximately $67,000 to date.

As a lending institution the Company is exposed to potential risk if borrowers suffer year 2000 related difficulties and are unable to repay their loans. In July 1998, the Company sent informational material and a year 2000 questionnaire to all large borrowers which focuses on their year 2000 readiness. During the third quarter 1998, the Company's loan officers and account managers met with these customers to personally review the answers to these questionnaires and to discuss the impact of the Year 2000 on their operations. The Company is evaluating the information obtained from these meetings in order to determine what impact the Year 2000 will have on their financial performance and their ability to make loan payments. Thus far none of the Company's borrowers have reported the expectation of material adverse impacts as a result of the year 2000 issue.

Based on the information now available, the Company anticipates that the systems it uses will properly process dates in the year 2000 and beyond and that the costs incurred in achieving full year 2000 compliance will not be material to the Company's results of operation, liquidity or capital resources.

Item 3                Quantitative and Qualitative Disclosures About Market Risk
------                ----------------------------------------------------------

The Company has not experienced any substantive change in it's portfolio risk during the 3 month period ended March 31, 1999.

Part II - Other Information

Item 1                Legal Proceedings
------                -----------------

There are no pending legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or condition.

Item 2                Changes in Securities and Use of Proceeds
------                -----------------------------------------

At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into a bank holding company named "Capital Bank Corporation" (the "Company"). In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned. Thus, the shareholders of Capital Bank before the holding company reorganization are now the shareholders of the Company. In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City, Inc., SSB in a stock-for-stock exchange with a 1.28 Capital Bank Corporation to Home Savings Bank exchange ratio in which the Company issued 1,181,038 shares of its Common Stock.

Item 3                Defaults Upon Senior Securities
------                -------------------------------

None

Item 4                Submission of Matters to a Vote of Security Holders
------                ---------------------------------------------------

On March 26, 1999, a special meeting of stockholders was held to consider and vote upon two issues; the Agreement and Plan of Reorganization and Share Exchange in connection with the reorganization of Capital Bank into a bank holding company and the approval of the issuance of 1,181,038 Capital Bank Corporation shares to the shareholders of Home Savings Bank of Siler City, SSB in connection with the Company's acquisition of Home Savings. All items were approved by the stockholders as shown below:

Vote concerning the Reorganization and Share Exchange:



           For          Against                Abstain                 Total
           ---          -------                -------                 -----

         1,948,344       19,204                 8,767                1,976,315

Vote concerning the issuance of shares to shareholders of Home Savings Bank of Siler City, SSB:

           For         Against                Abstain                 Total
           ---         -------                -------                 -----

         1,946,516       21,554                8,245                 1,976,315


In each case, the affirmative vote of at least a majority of all shares entitled to vote was required to approve the action and was obtained.

Item 5                  Other Information

None

Item 6                  Exhibits and Reports on Form 8-K
------                  --------------------------------

 (a)        Exhibits
            --------

27.01       Financial Data Schedule


 (b)        Reports on Form 8-K
            -------------------

            During the quarter ended March 31, 1999, a Current Report on Form 8-K, dated March 31, 1999, was filed with the Commission by the Company. This report included information about the Company's acquisition of Home Savings and Capital Bank's reorganization into a bank holding company. The report also included or incorporated the following financial statements: (i) Home Savings as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997, and 1996, (ii) certain interim financial statements of Home Savings as of and for the quarter ended December 31, 1998 (to be filed by amendment within 75 days of March 31, 1999); and (iii) pro forma financial statements for the Company and Home Savings as of and for the year ended December 31, 1998 (to be filed by amendment within 75 days of March 31, 1999).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CAPITAL BANK


Date:  May 11, 1999                      By:  /s/Allen T. Nelson, Jr.,
                                              ------------------------
                                              Allen T. Nelson, Jr.,
                                              Senior Vice President and CFO