Form 10-Q
period 1999-06-30
CAPITAL BANK CORP
filed 1999-08-11
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                         Commission File Number 0-30062

                            CAPITAL BANK CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

             North Carolina                                    56-2101930
             --------------                                    ----------
     (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                        Identification No.)

                            4400 Falls of Neuse Road
                          Raleigh, North Carolina 27609
                          -----------------------------
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 878-3100
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes   [   ]  No

As of August 5, 1999, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION

        Item 1. Condensed Financial Statements

        Consolidated statements of financial condition at June 30, 1999
              (Unaudited) and December 31, 1998

        Consolidated statements of income (loss) for the three months ended
              June 30, 1999 and June 30, 1998 (Unaudited)

        Consolidated statements of loss for the six months ended
              June 30, 1999 and June 30, 1998 (Unaudited)

        Consolidated statements of cash flows for the six months ended
             June 30, 1999 and June 30, 1998 (Unaudited)

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

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K


        Signatures

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and December 31, 1998
                                                               June 30,   December 31,
ASSETS                                                           1999           1998
                                                             ---------      ---------
                                                            (In thousands)  (Unaudited)
Cash and due from banks ................................     $   8,040      $  10,365
Federal funds sold .....................................        12,789         16,400
Investment securities
     Available for sale, at fair value .................        44,975         34,066
     Held-to-maturity, at amortized cost ...............         2,000          3,560
                                                             ---------      ---------
         Total investment securities ...................        46,975         37,626
                                                             ---------      ---------
Loans-net of unearned income ...........................       128,697        110,779
Allowance for loan losses ..............................        (1,813)        (1,457)
                                                             ---------      ---------
         Net loans .....................................       126,884        109,322
                                                             ---------      ---------
Premises and equipment, net ............................         2,933          2,592
Accrued interest receivable ............................         1,195            853
Deposit premium and goodwill, net ......................         1,725          1,833
Other assets ...........................................           876          1,002
                                                             ---------      ---------
            Total assets ...............................     $ 201,417      $ 179,993
                                                             =========      =========
LIABILITIES
Deposits
     Demand, non-interest bearing ......................     $   8,796      $   7,539
     Savings and interest bearing demand deposits ......        36,946         35,689
     Time deposits .....................................       102,118         94,115
                                                             ---------      ---------
         Total deposits ................................       147,860        137,343
                                                             ---------      ---------
Accrued interest payable ...............................           618            501
Repurchase agreements ..................................         3,659          2,501
Borrowings .............................................        16,052          5,066
Other liabilities ......................................         2,371          1,075
                                                             ---------      ---------
            Total liabilities ..........................       170,560        146,486

STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
     authorized; 3,658,689 shares issued and outstanding        34,788         34,788
Accumulated deficit ....................................        (2,855)        (1,255)
Unearned ESOP shares ...................................           (52)           (66)
Deferred stock awards ..................................          --             (195)
Accumulated other comprehensive income (loss) ..........        (1,024)           235
                                                             ---------      ---------
            Total stockholders' equity .................        30,857         33,507
                                                             ---------      ---------
            Total liabilities and stockholders' equity .     $ 201,417      $ 179,993
                                                             =========      =========

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended June 30, 1999 and 1998
                                                                  1999         1998
                                                                 -------      -------
                                                              (In thousands)    (Unaudited)
Interest income:
     Loans and loan fees ...................................     $ 2,524      $ 1,674
     Investment securities .................................         736          537
     Federal funds and other interest income ...............         153          296
                                                                  -------      -------
         Total interest income .............................       3,413        2,507
                                                                 -------      -------
Interest expense:
     Deposits ..............................................       1,624        1,309
     Borrowings and repurchase agreements ..................         232            4
                                                                 -------      -------
         Total interest expense ............................       1,856        1,313
                                                                 -------      -------
         Net interest income ...............................       1,557        1,194
     Provision for loan losses .............................         195          171
                                                                 -------      -------
         Net interest income after provision for loan losses       1,362        1,023

Noninterest income:
     Service charges and other fees ........................         108           68
     Other noninterest income ..............................         192           71
                                                                 -------      -------
         Total noninterest income ..........................         300          139

Noninterest expenses:
     Salaries and employee benefits ........................         977          723
     Occupancy .............................................         126           87
     Data processing .......................................          82           62
     Directors fees ........................................          46          105
     Advertising ...........................................          67           54
     Furniture and equipment ...............................          70           63
     Amortization of intangibles ...........................          54           54
     Other expenses ........................................         143          295
                                                                 -------      -------
         Total noninterest expenses ........................       1,565        1,443
                                                                 -------      -------
            Net income (loss) before tax expense ...........          97         (281)
     Income tax expense (benefit) ..........................          (4)           3
                                                                 -------      -------
            Net income (loss) ..............................     $   101      $  (284)
                                                                 =======      =======
Earnings per share - basic and diluted .....................     $  0.02      $ (0.08)
                                                                 =======      =======
Dividends per share ........................................     $  --        $  --
                                                                 =======      =======

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
Six Months Ended June 30, 1999 and 1998
                                                                   1999         1998
                                                                 -------      -------
                                                              (In thousands) (Unaudited)
Interest income:
     Loans and loan fees ...................................     $ 4,913      $ 3,062
     Investment securities .................................       1,473        1,061
     Federal funds and other interest income ...............         252          597
                                                                 -------      -------
         Total interest income .............................       6,638        4,720
                                                                 -------      -------
Interest expense:
     Deposits ..............................................       3,171        2,431
     Borrowings and repurchase agreements ..................         350            9
                                                                 -------      -------
         Total interest expense ............................       3,521        2,440
                                                                 -------      -------
         Net interest income ...............................       3,117        2,280
     Provision for loan losses .............................         399          345
                                                                  -------      -------
         Net interest income after provision for loan losses       2,718        1,935

Noninterest income:
     Service charges and other fees ........................         205          134
     Other noninterest income ..............................         367           86
                                                                 -------      -------
         Total noninterest income ..........................         572          220
                                                                  -------      -------
Noninterest expenses:
     Salaries and employee benefits ........................       1,846        1,320
     Occupancy .............................................         238          168
     Data processing .......................................         163          112
     Directors fees ........................................         125          140
     Advertising ...........................................         130          107
     Furniture and equipment ...............................         133          119
     Amortization of intangibles ...........................         108          108
     Merger related expenses ...............................       1,647         --
     Other expenses ........................................         357          471
                                                                  -------      -------
         Total noninterest expenses ........................       4,747        2,545
                                                                 -------      -------
            Net loss before tax expense ....................      (1,457)        (390)
     Income tax expense (benefit) ..........................         (40)           4
                                                                 -------      -------
            Net loss .......................................     $(1,417)     $  (394)
                                                                 =======      =======

Earnings per share - basic and diluted .....................     $ (0.39)     $ (0.11)
                                                                 =======      =======
Dividends per share ........................................     $  0.05      $  0.05
                                                                 =======      =======

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1999 and 1998
                                                                     1999          1998
                                                                   --------      --------
                                                                (In thousands)  (Unaudited)
Cash Flows From Operating Activities
     Net loss ................................................     $ (1,417)     $   (394)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
         Amortization of deposit premium and goodwill ........          108           108
         Depreciation ........................................          184           116
         Amortization of premium on securities, net ..........           24             4
         MRP and ESOP compensation ...........................          209            78
         Provision for loan losses ...........................          399           345
         Changes in assets and liabilities:
            Accrued interest receivable ......................         (342)           (2)
            Other assets .....................................          126          (276)
            Accrued interest payable and other liabilities ...        1,413          (387)
                                                                   --------      --------
                Net cash provided by (used in) operating
                  activities .................................          704          (408)
                                                                    --------      --------

Cash Flows From Investing Activities
     Loan originations, net of principal repayments ..........      (17,961)      (25,432)
     Additions to premises and equipment .....................         (525)       (1,680)
     Purchase of Federal Home Loan Bank stock ................         (343)          (63)
     Purchase of securities available for sale ...............      (16,281)       (7,233)
     Proceeds from maturities of securities available for sale        4,432         5,517
     Proceeds from maturities of securities held to maturity .        1,560         1,000
                                                                   --------      --------
                Net cash used in investing activities ........      (29,118)      (27,891)
                                                                   --------      --------

Cash Flows From Financing Activities
     Net increase in deposits ................................       10,517        18,010
     Net decrease in repurchase agreements ...................        1,158          --
     Net increase (decrease) in borrowings ...................       10,986           (29)
     Cash dividends ..........................................         (183)         (181)
                                                                   --------      --------
                Net cash provided by financing activities ....       22,478        17,800
                                                                   --------      --------

                Net change in cash and cash equivalents ......       (5,936)      (10,499)
     Cash and cash equivalents:
         Beginning ...........................................       26,765        30,046
                                                                   --------      --------
         Ending ..............................................     $ 20,829      $ 19,547
                                                                   --------      --------

Notes to the Consolidated Financial Statements

1.    Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

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

Prior to March 31, 1999, the Bank operated through its corporate office in Raleigh, North Carolina, two branches in Cary, North Carolina and two branches in Sanford, North Carolina. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into a bank holding company named "Capital Bank Corporation" (the "Company"). In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned. Thus, the shareholders of Capital Bank before the holding company reorganization are now the shareholders of the Company. In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City SSB, Inc. in a stock-for-stock exchange in which the Company issued 1,181,038 shares of its Common Stock. As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiaries, Capital Bank and Home Savings Bank of Siler City SSB, Inc., after the holding company reorganization.

As a result of the reorganization and acquisition, which was treated as a pooling-of-interests transaction, all amounts in these statements are restated to reflect a consolidated basis as if the current organization had been in place during both operating periods.

3.    Comprehensive Loss

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive loss includes net income (loss) and all other changes to the Company's equity, with the exception of transactions with shareholders ("Other Comprehensive Income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale. The Company's total comprehensive net loss and information concerning the Company's other comprehensive income items for the three and six month periods ended June 30, 1999 and 1998 are as follows:

                                                                      1999        1998
                                                                    -------      -------
(In thousands)                                                           (Unaudited)
Three month period ended June 30, 1999 and 1998:
     Net income (loss) before comprehensive items .............     $   101      $  (284)
     Unrealized gains/(losses) on securities available for sale        (922)          61
                                                                    -------      -------
     Comprehensive net loss ...................................     $  (821)     $  (223)
                                                                    =======      =======

Six month period ended June 30, 1999 and 1998:

     Net loss before comprehensive items ......................     $(1,417)     $  (394)
     Unrealized gains/(losses) on securities available for sale      (1,259)          67
                                                                    -------      -------
     Comprehensive net loss ...................................     $(2,676)     $  (327)
                                                                    =======      =======

4.    Earnings Per Share

The Bank is required to report a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 215,248 stock options outstanding in the calculation of diluted EPS would be antidilutive. For periods where the Bank has positive earnings, diluted EPS are presented due to the effect of those same options. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 1999 and 1998.

                                                               1999             1998
                                                            -----------     -----------
(In thousands except number of shares)                             (Unaudited)
Three month period ended June 30, 1999 and 1998:
Income available to stockholders - basic and diluted ..     $       101     $      (284)
                                                            ===========     ===========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic .       3,674,964       3,638,651
Incremental shares from assumed exercise of stock
     options - antidilutive during loss periods .......          10,155             n/a
                                                            -----------     -----------
Weighted average number of shares outstanding - diluted       3,685,119       3,638,651
                                                            ===========     ===========

Six month period ended June 30, 1999 and 1998:

Income available to stockholders - basic and diluted ..     $  (1,417)     $      (394)
                                                            =========      ===========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic .     3,674,386        3,636,216
Incremental shares from assured exercise of stock
  options - antidilutive during loss periods ..........           n/a              n/a

Weighted average number of shares outstanding - diluted     3,674,386        3,636,216
                                                            =========      ===========

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three and six month periods ended June 30, 1999 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Home Savings Bank of Siler City, SSB, Inc. As a result of the reorganization and acquisition, all amounts in these statements are reflected on a consolidated basis as if the current organization had been in place during both operating periods. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth under Exhibit 99.01, "Risk Factors," in the Company's Annual Report on Form 10-K filed with the FDIC.

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

On August 6, 1998, the Bank announced its plan to organize a bank holding company to be known as Capital Bank Corporation. In September, 1998, the Bank entered into a definite agreement to acquire Home Savings Bank of Siler City, SSB, Inc. ("Home Savings"). Home Savings had total assets in excess of $59 million and operated from its main office in Siler City.

On October 19, 1998, Capital Bank Corporation filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 up to 3,694,651 shares of its common stock to be issued in connection with Capital Bank's holding company reorganization and the Home Savings acquisition.

Regulatory and shareholder approval was completed for both of the above transactions in 1999 and the transactions were completed on March 31, 1999. On that same day, Capital Bank and Home Savings Bank of Siler City, SSB, Inc. became wholly owned subsidiaries of the Company.

The Company has no operations other than those of its subsidiaries. The subsidiaries are full-service community banks. The Company's profitability depends principally upon the net interest income, provision for loan losses, noninterest income and noninterest expenses of the banks.

Financial Condition

Total consolidated assets of the Company for the quarter ended June 30, 1999 were $201.4 million compared to $180.0 million at December 31, 1998, an increase of $21.4 million, or 12%. On June 30, 1999, loans were $128.7 million, up $17.9 million, or 16%, compared to December 31, 1998. Investment securities were $47.0 million and Federal funds sold were $12.8 million at period end. During the six month period, Federal funds sold declined by $3.6 million as this asset category was redeployed into higher yielding loans and securities. The allowance for loan losses on June 30, 1999 was $1.8 million and represented approximately 1.41% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on June 30, 1999 were $147.9 million, an increase of $10.5 million or 8% from December 31, 1998. Earning assets represented 94% of total assets on June 30, 1999. Total consolidated stockholders' equity was $ 30.9 million at June 30, 1999.


Results of Operations

For the three month period ended June 30, 1999, the Company reported net income of $101,000 or $.02 per share compared to a loss of $284,000 or $.08 per share in the second quarter of 1998. For the six month period ended June 30, 1999, the Company reported a net loss of $1.4 million or $.39 per share compared to a loss of $394,000 or $.11 per share for the same period in 1998. Included in the loss for the six month period ended June 30, 1999 were certain nonrecurring charges related to the establishment of the bank holding company and the acquisition of Home Savings of $1.6 million. Excluding those costs, the Company had consolidated net income from operations of approximately $230,000 or $0.06 per share for the six month period ended June 30, 1999.

Net interest income in the second quarter was $1.6 million, up 30% compared to $1.2 million in the second quarter of 1998. For the six month period ended June 30, 1999, net interest income was $3.1 million, up 37% compared to $2.3 million for the same period in 1998. The Company's net interest margin (net interest income as a percentage of average earning assets) was 3.37% and 3.47% for the three and six month periods ended June 30, 1999, respectively.

The provision for loan losses was $195,000 and $399,000 for the three and six month periods ended June 30, 1999, respectively. This provision was used to build the allowance for loan losses to a prudent level to support the Company's actual loan growth. At June 30, 1999, the allowance for loan losses was 1.41% of total loans. Loans 30 days or more past due totaled $766,000 and represented
 .60% of total loans on June 30, 1999.

Non-interest income for the three and six month periods ended June 30, 1999, were $300,000 and $572,000, respectively, compared to $139,000 and $220,000 for the same periods in 1998. The increases in non-interest income is primarily attributable to mortgage origination fees and loan servicing fees associated with accounts receivable financing. These two business activities were new revenue sources in latter part of 1998.

Non-interest expense for the three and six month periods ended June 30, 1999, were $1.6 million and $4.7 million, respectively, compared to $1.4 million and $2.5 million for the same periods in 1998. Salaries and employee benefits, representing the largest expense category, increased from $723,000 and $1.3 million for the three and six month periods in 1998 to $977,000 and $1.8 million for the same periods in 1999. These increases reflect an increase in the number of personnel employed by the Company as the Company must maintain adequate staffing levels in order to meet customer needs and to keep pace with its expected growth. As of June 30, 1999 the Company had 68 full-time equivalent employees. Nonrecurring charges related to the Home Savings acquisition and the setup of the Capital Bank Corporation bank holding company represented the second largest expense category. Those expenses amounted to approximately $1.6 million for the six month period ended June 30, 1999. Occupancy costs, the third highest component of non-interest expenses, increased from $87,000 and $168,000 for the three and six month periods in 1998 to $126,000 and $238,000 for the same periods in 1999. These increases are primarily associated with the leasing of additional office space as a result of growth in the lending area and the related growth in the number of personnel needed in that department. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $20.8 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 81% of total assets at June 30, 1999. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Stockholder's equity was $30.9 million or $8.43 per share at June 30, 1999. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for the next 12 months and to maintain a well-capitalized position. At June 30, 1999, Capital Bank had a leverage ratio of 16.7%, a Tier 1 capital ratio of 20.2%, and a total risk-based capital ratio of 21.4% and Home Savings Bank had a leverage ratio of 13.3%, a Tier 1 capital ratio of 34.2%, and a total risk-based capital ratio of 35.5%. These ratios far exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Capital Bank Corporation uses two outside data processing companies (service bureaus) to provide computer processing systems for their primary banking products including loans, deposits, ATM's, check processing and general ledger.

The computer software used by these service bureaus is used by many banks throughout the country. Both service bureaus have tested their software and believe that they are Y2K compliant.

In addition to the service bureaus, the Company utilizes personal computers configured into seven local area networks (LANS) which are, in turn, connected to each other through a wide area network (WAN). All key equipment has been purchased new since 1997 and has subsequently been tested for Year 2000 readiness by an independent consultant. The test results indicate that all equipment will function properly into the Year 2000.

In addition to the service bureau applications, the Company uses software distributed through the LAN/WAN network for functions such as word processing, E-mail, spreadsheet, teller transactions, document preparation and new account setup. All these software products are purchased or licensed from third party vendors. It should be noted that Capital Bank Corporation does not write or develop any of its own computer applications and all key third party vendors have provided the Company with written certification or information that their software is Year 2000 ready.

In addition to receiving these assurances from third party vendors the Company has instituted a Year 2000 compliance program whereby it is reviewing the year 2000 issue on a comprehensive, Company-wide basis. This program is administered by a project team consisting of executive and senior management as well as a representative from the Board of Directors.

As of June 30, 1999, the Company had completed its assessment of existing computer systems and applications and had identified mission critical applications. The Bank has tested these systems or has reviewed third party test results. It is the opinion of management that all mission critical systems will properly handle the century data change. However, the Year 2000 is a global issue which extends beyond the control of Capital Bank Corporation and may effect the providers of services such as power and telecommunications. These services are critical to the ongoing operations of the Company and in the unlikely event of an interruption in these services, it is management's opinion that such a failure will be quickly resolved.

The Company has developed detailed contingency plans in case problems do occur. The Company has developed a general business resumption contingency plan which provides for the implementation of manual processes on a temporary basis should any computer application malfunction on or after January 1, 2000. The Company has also developed a liquidity plan which is designed to meet customer needs for increased funds and currency.

The Company has budgeted $93,000 for the Year 2000 program and has spent approximately $72,000 to date.

As a lending institution the Company is exposed to potential risk if borrowers suffer year 2000 related difficulties and are unable to repay their loans. In July 1998, the Company sent informational material and a year 2000 questionnaire to all large borrowers which focuses on their year 2000 readiness. During the third quarter 1998, the Company's loan officers and account managers met with these customers to personally review the answers to these questionnaires and to discuss the impact of the Year 2000 on their operations. The Company has evaluated the information obtained from these meetings in order to determine what impact the Year 2000 will have on their financial performance and their ability to make loan payments. Thus far none of the Company's borrowers have reported the expectation of material adverse impacts as a result of the year 2000 issue.

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

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 1998 to June 30, 1999.

Part II - Other Information

Item 1            Legal Proceedings
------            -----------------

There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or condition.

Item 2            Changes in Securities and Use of Proceeds
------            -----------------------------------------

None

Item 3            Defaults Upon Senior Securities
------            -------------------------------

None

Item 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

On June 17, 1999, the annual meeting of stockholders of the Company was held to consider and vote upon three issues; the election of several Class II directors, the election of one Class I director, and the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ended December 31, 1999. All items were approved by the stockholders. Of the 3,658,689 shares eligible to vote, 3,304,804 were voted as shown on the following tables:

Vote concerning the election of Class II directors:


                                        For            Withheld          Total
                                     ---------          -------        ---------

Edwin E. Bridges ............        3,295,336            9,468        3,304,804

L.I. Cohen, Jr ..............        3,268,504           36,300        3,304,804

Robert L. Jones .............        3,268,204           36,600        3,304,804

Vernon Malone ...............        3,265,864           38,940        3,304,804

J. Rex Thomas ...............        3,267,864           36,940        3,304,804

Bruce V. Wainwright .........        3,267,064           37,740        3,304,804

Samuel J. Wornom, III .......        3,268,504           36,300        3,304,804

Vote concerning the election of one Class I director:


                                      For            Withheld          Total
                                   ---------         ---------        ---------

John F. Grimes                     3,258,050           46,754         3,304,804


Vote concerning the ratification of the appointment of PricewaterhouseCoopers, LLP as the independent auditors for the fiscal year ended December 31, 1999:


                     For            Against          Abstain           Total
                  --------          ------           --------        --------
                  3,215,599         60,580            28,625         3,304,804


In each case, the affirmative vote of at least a majority of all shares entitled to vote was required to approve the action and was obtained.

Item 5            Other Information
------            -----------------

None

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------

 (a)     Exhibits

         27.01    Financial Data Schedule


 (b)     Reports on Form 8-K

         During the quarter ended June 30, 1999, a Current Report on Form 8-K, dated March 31, 1999, was filed with the Commission by the Company. This report included information about the Company's acquisition of Home Savings and Capital Bank's reorganization into a bank holding company. The report also included or incorporated the following financial statements: (i) Home Savings as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997, and 1996, (ii) certain interim financial statements of Home Savings as of and for the quarter ended December 31, 1998 (filed by amendment); and (iii) pro forma financial statements for the Company and Home Savings as of and for the year ended December 31, 1998 (filed by amendment).

         During the quarter ended June 30, 1999, an amendment to the above mentioned Form 8-K was filed to include the required interim and pro forma financial statements as also described above.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL BANK CORPORATION


Date:  August 5, 1999                      By: /s/ Allen T. Nelson, Jr.,
                                               -------------------------
                                               Allen T. Nelson, Jr.,
                                               Senior Vice President and CFO