Form 10-Q
period 1999-09-30
CAPITAL BANK CORP
filed 1999-11-15
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

       Registrant's telephone number, including area code: (919) 878-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   x  Yes       No
                                   -----    -----

As of November 5, 1999, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                    Page No.
        Item 1. Financial Statements

        Consolidated statements of financial condition at September 30, 1999 (Unaudited)
              and December 31, 1998                                                                  1

        Consolidated statements of income (loss) for the three months ended
              September 30, 1999 and September 30, 1998 (Unaudited)                                  2

        Consolidated statements of loss for the nine months ended
              September 30, 1999 and September 30, 1998 (Unaudited)                                  3

        Consolidated statements of cash flows for the nine months ended
             September 30, 1999 and September 30, 1998 (Unaudited)                                   4

        Notes to consolidated financial statements                                               5 - 7

        Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             7 - 12

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                          12

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                                                   12

        Item 2. Changes in Securities and Use of Proceeds                                           12

        Item 3. Defaults Upon Senior Securities                                                     12

        Item 4. Submission of Matters to a Vote of Security Holders                                 12

        Item 5. Other Information                                                                   12

        Item 6. Exhibits and Reports on Form 8-K                                                    13


        Signatures                                                                                  14

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
September 30, 1999 and December 31, 1998

                                                                                 September 30,            December 31,
ASSETS                                                                               1999                    1998
-----------------------------------------------------------------------------------------------------------------------
                                         (In thousands except per share data)     (Unaudited)
Cash and due from banks                                                                $ 14,156               $ 10,365
Federal funds sold                                                                        7,920                 16,400
Investment securities
      Available for sale, at fair value                                                  46,108                 34,066
      Held-to-maturity, at amortized cost                                                     -                  3,560
                                                                             -------------------     ------------------
         Total investment securities                                                     46,108                 37,626
                                                                             -------------------     ------------------
Loans-net of unearned income                                                            138,386                110,779
Allowance for loan losses                                                                (2,054)                (1,457)
                                                                             -------------------     ------------------
         Net loans                                                                      136,332                109,322
                                                                             -------------------     ------------------
Premises and equipment, net                                                               3,157                  2,592
Accrued interest receivable                                                               1,142                    853
Deposit premium and goodwill, net                                                         1,671                  1,833
Other assets                                                                                835                  1,002
                                                                             -------------------     ------------------
            Total assets                                                              $ 211,321              $ 179,993
                                                                             ===================     ==================
LIABILITIES
Deposits
      Demand, non-interest bearing                                                      $ 9,621                $ 7,539
      Savings and interest bearing demand deposits                                       37,276                 35,689
      Time deposits                                                                     104,581                 94,115
                                                                             -------------------     ------------------
         Total deposits                                                                 151,478                137,343
                                                                            -------------------     ------------------
Accrued interest payable                                                                    621                    501
Repurchase agreements                                                                     5,608                  2,501
Borrowings                                                                               20,000                  5,066
Other liabilities                                                                         2,319                  1,075
                                                                             -------------------     ------------------
            Total liabilities                                                           180,026                146,486
STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
      authorized; 3,658,689 shares issued and outstanding                                34,806                 34,788
Accumulated deficit                                                                      (2,670)                (1,255)
Unearned ESOP shares                                                                          -                    (66)
Deferred stock awards                                                                         -                   (195)
Accumulated other comprehensive income (loss)                                              (841)                   235
                                                                             -------------------     ------------------
            Total stockholders' equity                                                   31,295                 33,507
                                                                             -------------------     ------------------
            Total liabilities and stockholders' equity                                $ 211,321              $ 179,993
                                                                             ==================      =================

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended September 30, 1999 and 1998

                                                                                    1999                   1998
----------------------------------------------------------------------------------------------------------------------
                                         (In thousands except per share data)              (Unaudited)
Interest income:
      Loans and loan fees                                                               $   2,847           $   1,940
      Investment securities                                                                   710                 520
      Federal funds and other interest income                                                 205                 252
                                                                                        ---------           ---------
         Total interest income                                                              3,762               2,712
                                                                                        ---------           ---------
Interest expense:
      Deposits                                                                              1,700               1,430
      Borrowings and repurchase agreements                                                    294                   4
                                                                                        ---------           ---------
         Total interest expense                                                             1,994               1,434
                                                                                        ---------           ---------
         Net interest income                                                                1,768               1,278

      Provision for loan losses                                                               225                 203
                                                                                        ---------           ---------
         Net interest income after provision for loan losses                                1,543               1,075
Noninterest income:
      Service charges and other fees                                                          114                  80
      Other noninterest income                                                                220                 230
                                                                                        ---------           ---------
         Total noninterest income                                                             334                 310
                                                                                        ---------           ---------
Noninterest expenses:
      Salaries and employee benefits                                                          999                 814
      Occupancy                                                                               133                  96
      Data processing                                                                          92                  86
      Directors fees                                                                           64                  80
      Advertising                                                                              58                  58
      Furniture and equipment                                                                  77                  74
      Amortization of intangibles                                                              54                  54
      Other expenses                                                                          215                 288
                                                                                        ---------           ---------
         Total noninterest expenses                                                         1,692               1,550
                                                                                        ---------           ---------
            Net income (loss) before tax expense                                              185                (165)
      Income tax expense (benefit)                                                              -                   2
                                                                                        ---------           ---------
            Net income (loss)                                                           $     185           $    (167)
                                                                                        =========           =========
Earnings per share - basic and diluted                                                  $    0.05           $   (0.05)
                                                                                        =========           =========
Dividends per share                                                                     $      -            $    0.05
                                                                                        =========           =========

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF LOSS
Nine Months Ended September 30, 1999 and 1998

                                                                   1999          1998
-----------------------------------------------------------------------------------------------------------------------
       (In thousands except per share data)                            (Unaudited)
Interest income:
      Loans and loan fees                                        $  7,760      $  5,002
      Investment securities                                         2,183         1,581
      Federal funds and other interest income                         457           849
                                                                 --------      --------
         Total interest income                                     10,400         7,432
                                                                 --------      --------
Interest expense:
      Deposits                                                      4,871         3,861
      Borrowings and repurchase agreements                            644            13
                                                                 --------      --------
         Total interest expense                                     5,515         3,874
                                                                 --------      --------
         Net interest income                                        4,885         3,558
      Provision for loan losses                                       624           548
                                                                 --------      --------
         Net interest income after provision for loan losses        4,261         3,010

Noninterest income:
      Service charges and other fees                                  319           214
      Other noninterest income                                        587           316
                                                                 --------      --------
         Total noninterest income                                     906           530
                                                                 --------      --------
Noninterest expenses:
      Salaries and employee benefits                                2,845         2,134
      Occupancy                                                       371           264
      Data processing                                                 255           198
      Directors fees                                                  189           220
      Advertising                                                     188           165
      Furniture and equipment                                         210           193
      Amortization of intangibles                                     162           162
      Merger related expenses                                       1,647          --
      Other expenses                                                  572           759
                                                                 --------      --------
         Total noninterest expenses                                 6,439         4,095
                                                                 --------      --------
            Net loss before tax expense                            (1,272)         (555)

      Income tax expense (benefit)                                    (40)            6
                                                                 --------      --------

            Net loss                                             $ (1,232)     $   (561)
                                                                 ========      ========
Earnings per share - basic and diluted                           $  (0.34)     $  (0.16)
                                                                 ========      ========
Dividends per share                                              $   0.05      $   0.10
                                                                 ========      ========

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1999 and 1998

-------------------------------------------------------------------------------------------
                                                                       1999         1998
                                (In thousands)                            (Unaudited)
Cash Flows From Operating Activities
      Net loss                                                      $ (1,232)     $   (561)
      Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
         Amortization of deposit premium and goodwill                    162           162
         Depreciation                                                    288           190
         Amortization of premium on securities, net                       36             8
         MRP and ESOP compensation                                       279           125
         Provision for loan losses                                       624           548
         Gain on sale of loans                                          --              (2)
         Changes in assets and liabilities:
            Accrued interest receivable                                 (289)          (74)
            Other assets                                                 167          (755)
            Accrued interest payable and other liabilities             1,364          (376)
                                                                    --------      --------
                Net cash provided by (used in) operating
                  activities                                           1,399          (735)
                                                                    --------      --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                 (27,634)      (35,866)
      Additions to premises and equipment                               (853)       (1,860)
      Purchase of Federal Home Loan Bank stock                          (395)          (63)
      Purchase of securities available for sale                      (18,244)      (13,245)
      Proceeds from sales of securities available for sale              --           2,995
      Proceeds from maturities of securities available for sale        5,485         7,392
      Proceeds from maturities of securities held to maturity          3,560         6,000
                                                                    --------      --------
                Net cash used in investing activities                (38,081)      (34,647)
                                                                    --------      --------

Cash Flows From Financing Activities
      Net increase in deposits                                        14,135        33,782
      Net increase in repurchase agreements                            3,107          --
      Net increase (decrease) in borrowings                           14,934           (51)
      Cash dividends                                                    (183)         (361)
                                                                    --------      --------
                Net cash provided by financing activities             31,993        33,370
                                                                    --------      --------

                Net change in cash and cash equivalents               (4,689)       (2,012)
      Cash and cash equivalents:
         Beginning                                                    26,765        30,046
                                                                    --------      --------
         Ending                                                     $ 22,076      $ 28,034
                                                                    ========      ========

Notes to the Consolidated Financial Statements

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

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

Prior to March 31, 1999, the Bank operated through its corporate office in Raleigh, North Carolina, two branches in Cary, North Carolina and two branches in Sanford, North Carolina. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into a bank holding company named "Capital Bank Corporation" (the "Company"). In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned. Thus, the shareholders of Capital Bank before the holding company reorganization are now the shareholders of the Company. In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City SSB, Inc. in a stock-for-stock exchange in which the Company issued 1,181,038 shares of its Common Stock. On July 16, 1999, Home Savings Bank merged with Capital Bank to form one subsidiary under Capital Bank Corporation. In conjunction with the merger, the common stock of Home Savings Bank was retired. As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiary, Capital Bank, after the holding company reorganization.

As a result of the reorganization, acquisition, and subsequent merger, which was accounted for as a pooling-of-interests transaction, all amounts in these statements are restated to reflect a consolidated basis as if the current organization had been in place during both operating periods.

3.       Comprehensive Loss

Comprehensive income (loss) includes net income (loss) and all other changes to the Company's equity, with the exception of transactions with shareholders ("Other Comprehensive Income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale. The Company's total comprehensive net loss and information concerning the Company's other comprehensive income items for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                                      1999          1998
                                                                     --------------------
                        (In thousands)                                    (Unaudited)

Three month period ended September 30, 1999 and 1998:
      Net income (loss) before comprehensive items                   $   185      $  (167)
      Unrealized gains on securities available for sale                  183          251
                                                                     -------      -------

      Comprehensive net income                                       $   368      $    84
                                                                     =======      =======
Nine month period ended September 30, 1999 and 1998:

      Net loss before comprehensive items                            $(1,232)     $  (561)
      Unrealized gains/(losses) on securities available for sale      (1,076)         318
                                                                     -------      -------

      Comprehensive net loss                                         $(2,308)     $  (243)
                                                                     =======      =======

1.       Earnings Per Share

The Bank is required to report a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 215,248 stock options outstanding in the calculation of diluted EPS would be antidilutive. For periods where the Bank has positive earnings, diluted EPS are presented due to the effect of those same options. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 1999 and 1998.

                                                                1999            1998
                                                            ----------------------------
(In thousands except number of shares)                              (Unaudited)

Three month period ended September 30, 1999 and 1998:
Income available to stockholders - basic and diluted        $       185      $      (167)
                                                            ===========      ===========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         3,675,036        3,632,365
Incremental shares from assumed exercise of stock
      options - antidilutive during loss periods                  7,147              n/a
                                                            -----------      -----------
Weighted average number of shares outstanding - diluted       3,682,183        3,632,365
                                                            ===========      ===========

Nine month period ended September 30, 1999 and 1998:
Income available to stockholders - basic and diluted        $    (1,232)     $      (561)
                                                            ===========      ===========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         3,674,605        3,634,932
Incremental shares from assumed exercise of stock
      options - antidilutive during loss periods                    n/a              n/a
                                                            -----------      -----------
Weighted average number of shares outstanding - diluted       3,674,605        3,634,932
                                                            ===========      ===========

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three and nine month periods ended September 30, 1999 for Capital Bank Corporation and its wholly owned subsidiary, Capital Bank. All amounts in these statements are reflected on a consolidated basis as if the current organization had been in place during both operating periods. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in the Company's periodic reports and other filings with the SEC.

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

On August 6, 1998, the Bank announced its plan to organize a bank holding company to be known as Capital Bank Corporation. In September, 1998, the Bank entered into a definitive agreement to acquire Home Savings Bank of Siler City, SSB, Inc. ("Home Savings"). Home Savings had total assets in excess of $59 million and operated from its main office in Siler City, North Carolina.

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

On July 16, 1999, Home Savings Bank merged with Capital Bank to form one subsidiary under Capital Bank Corporation. In conjunction with the merger, the common stock of Home Savings Bank was retired.

The Company has no operations other than those of its subsidiary, Capital Bank. The Bank is a full-service community bank. The Company's profitability depends principally upon the net interest income, provision for loan losses, noninterest income and noninterest expenses of the bank.

Financial Condition

Total consolidated assets of the Company for the quarter ended September 30, 1999 were $211.3 million compared to $180.0 million at December 31, 1998, an increase of $31.3 million, or 17%. On September 30, 1999, loans were $138.4 million, up $27.6 million, or 25%, compared to December 31, 1998. Investment securities were $46.1 million and Federal funds sold were $7.9 million at period end. During the nine month period, Federal funds sold declined by $8.5 million as this asset category was redeployed into higher yielding loans and securities. Earning assets represented 95% of total assets on September 30, 1999. The allowance for loan losses on September 30, 1999 was $2.1 million and represented approximately 1.48% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on September 30, 1999 were $151.5 million, an increase of $14.1 million or 10% from December 31, 1998. Borrowings increased from $5.0 million at December 31, 1998 to $20.0 million at September 30, 1999 to provide funding for certain fixed rate commercial mortgages and to increase liquidity for potential Year 2000 cash needs. Total consolidated stockholders' equity was $ 31.3 million at September 30, 1999, a decrease of $2.2 million from December 31, 1998, primarily due to net losses and declines in the market value of available for sale securities.

Results of Operations

For the three month period ended September 30, 1999, the Company reported net income of $185,000 or $.05 per share compared to a loss of $167,000 or $.05 per share in the third quarter of 1998. For the nine month period ended September 30, 1999, the Company reported a net loss of $1.2 million or $.34 per share compared to a loss of $561,000 or $.16 per share for the same period in 1998. Included in the loss for the nine month period ended September 30, 1999 were certain nonrecurring charges related to the establishment of the bank holding company and the acquisition of Home Savings of $1.6 million. Excluding those costs, the Company had consolidated net income from operations of approximately $414,000 or $0.11 per share for the nine month period ended September 30, 1999.

Net interest income in the third quarter was $1.8 million, up 38% compared to $1.3 million in the third quarter of 1998. For the nine month period ended September 30, 1999, net interest income was $4.9 million, up 37% compared to $3.6 million for the same period in 1998. The Company's net interest margin (net interest income as a percentage of average earning assets) was 3.63% and 3.53% for the three and nine month periods ended September 30, 1999, respectively.

The provision for loan losses was $225,000 and $624,000 for the three and nine month periods ended September 30, 1999, respectively. This provision was used to build the allowance for loan losses to a prudent level to support the Company's actual loan growth. At September 30, 1999, the allowance for loan losses was 1.48% of total loans. Loans 30 days or more past due totaled $876,000 and represented .63% of total loans on September 30, 1999.

Non-interest income for the three and nine month periods ended September 30, 1999, were $334,000 and $906,000, respectively, compared to $310,000 and $530,000 for the same periods in 1998. The increases in non-interest income is primarily attributable to mortgage origination fees and loan servicing fees associated with accounts receivable financing. These two business activities were new revenue sources in latter part of 1998.

Non-interest expenses for the three and nine month periods ended September 30, 1999, were $1.7 million and $6.4 million, respectively, compared to $1.6 million and $4.1 million for the same periods in 1998. Salaries and employee benefits, representing the largest expense category, increased from $814,000 and $2.1 million for the three and nine month periods in 1998 to $999,000 and $2.8 million for the same periods in 1999. These increases reflect an increase in the number of personnel employed by the Company as the Company must maintain adequate staffing levels in order to meet customer needs and to keep pace with its expected growth. As of September 30, 1999 the Company had 74 full-time equivalent employees. Nonrecurring charges related to the Home Savings acquisition and the setup of the Capital Bank Corporation bank holding company represented the second largest expense category. Those expenses amounted to approximately $1.6 million for the nine month period ended September 30, 1999. Occupancy costs, the third highest component of non-interest expenses, increased from $96,000 and $264,000 for the three and nine month periods in 1998 to $133,000 and $371,000 for the same periods in 1999. These increases are primarily associated with the leasing of additional office space as a result of growth in the lending area and the related growth in the number of personnel needed in that department. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size, currently and operating revenue are anticipated to decrease over time.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $22.1 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 79% of total assets at September 30, 1999. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Stockholder's equity was $31.3 million or $8.55 per share at September 30, 1999. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At September 30, 1999, Capital Bank had a leverage ratio of 14.8%, a Tier 1 capital ratio of 21.6%, and a total risk-based capital ratio of 22.9%. These ratios far exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

As of September 30, 1999, the Company had completed its assessment of existing computer systems and applications and had identified mission critical applications. The Bank has tested these systems or has reviewed third party test results. It is the opinion of management that all mission critical systems will properly handle the century data change. However, the Year 2000 is a global issue which extends beyond the control of Capital Bank Corporation and may effect the providers of services such as power and telecommunications. These services are critical to the ongoing operations of the Company and in the unlikely event of an interruption in these services, it is management's opinion that such a failure will be quickly resolved.

The Company has developed and successfully tested detailed contingency plans in case problems do occur. The Company has also developed and successfully tested a general business resumption contingency plan which provides for the implementation of manual processes on a temporary basis should any computer application malfunction on or after January 1, 2000. The Company has also developed a liquidity plan which is designed to meet customer needs for increased funds and currency.

The Company has budgeted $93,000 for the Year 2000 program and has spent approximately $80,000 to date.
                                      -11-

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

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 1998 to September 30, 1999.

Part II - Other Information

Item 1            Legal Proceedings
------            -----------------

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or condition.

Item 2            Changes in Securities and Use of Proceeds
------            -----------------------------------------

None

Item 3            Defaults Upon Senior Securities
------            -------------------------------

None

Item 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

None

Item 5            Other Information
------            -----------------

None

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------

 (a)     Exhibits
         --------

27.01    Financial Data Schedule

 (b)     Reports on Form 8-K
         -------------------

         No reports on form 8-K were filed during the period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL BANK CORPORATION

Date:  November 5, 1999                  By: /s/ Allen T. Nelson, Jr.,
                                            --------------------------
                                             Allen T. Nelson, Jr.,