Form 10-K
period 1999-12-31
CAPITAL BANK CORP
filed 2000-03-27
CIK 1071992

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-30062

                            CAPITAL BANK CORPORATION
             (Exact name of registrant as specified in its charter)

       North Carolina                                    56-2101930
  (State of incorporation)               (I.R.S. Employer Identification Number)

       4400 Falls of Neuse Road                             27609
       Raleigh, North Carolina                            (Zip Code)
 (Address of principal executive office)

Registrant's telephone number, including area code:  (919) 878-3100

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock, no par value per share, as of March 15, 2000, held by those persons deemed by the registrant to be non-affiliates was approximately $22,893,000

         As of March 15, 2000, there were 3,658,689 shares of the registrant's Common Stock, no par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                     Where Incorporated

1.       Portions  of  the  registrant's  Annual  Report  to
         Shareholders  for the year ended  December 31, 1999        Part II


2.       Portions of the  registrant's  Proxy  Statement for
         the Annual  Meeting of  Shareholders  to be held on
         April 20, 2000                                             Part III

                                  CAPITAL BANK

                           Annual Report on Form 10-K

                                      INDEX


PART I.....................................................................................................1
   Item 1. Business........................................................................................1
   Item 2. Properties.....................................................................................10
   Item 3. Legal Proceedings..............................................................................11
   Item 4. Submission of Matters To A Vote Of Security Holders............................................11
PART II...................................................................................................11
   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..........................11
   Item 6. Selected Financial Data........................................................................11
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..........12
   Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....................................12
   Item 8. Financial Statements and Supplementary Data....................................................12
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........12
PART III..................................................................................................12
   Item 10. Directors and Executive Officers of the Registrant............................................12
   Item 11. Executive Compensation........................................................................12
   Item 12. Security Ownership of Certain Beneficial Owners and Management................................12
   Item 13. Certain Relationships and Related Transactions................................................13
PART IV...................................................................................................13
   Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K..............................14
   Signatures.............................................................................................15

                                     PART I

Item 1.  Business.

General

        Capital Bank Corporation (the "Company") is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Capital Bank. Capital Bank (the "Bank") was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into Capital Bank Corporation. In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned. Thus, the shareholders of Capital Bank before the holding company reorganization are now the shareholders of the Company. In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City SSB, Inc. in a stock-for-stock exchange in which the Company issued 1,181,038 shares of its Common Stock. On July 16, 1999, Home Savings Bank merged with Capital Bank to form one subsidiary under Capital Bank Corporation. Prior to the merger date, Home Savings Bank capitalized the holding company with an upstream dividend of $100,000. In conjunction with the merger, the common stock of Home Savings Bank was retired.

         As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiary, Capital Bank, after the holding company reorganization.

         As of December 31, 1999, the Company had assets of approximately $222.3 million, gross loans outstanding of approximately $159.3 million and deposits of approximately $163.2 million. The Company's corporate and main office is located at 4400 Falls of Neuse Road, Raleigh, North Carolina 27609, and its telephone number is (919) 878-3100. In addition to the main office, the Company has two branch offices in Cary, one in Siler City, and three in Sanford, North Carolina.

         The Bank is a locally-owned community bank engaged in the general commercial banking business in Wake, Chatham and Lee Counties, North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee and Chatham Counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco.

         The Bank offers a full range of banking services, including checking accounts, savings accounts, NOW accounts, money market accounts and certificates of deposit; loans for real estate, businesses, agriculture, personal uses, home improvement and automobiles; equity lines of credit; credit cards; individual retirement accounts; safe deposit boxes; bank money orders; electronic funds transfer services including wire transfers; traveler's checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

Recent Developments

         On January 21, 2000, the Company entered into a purchase and assumption agreement to acquire five branches that are being divested in connection with the merger of two other area financial institutions. Under this agreement, which is subject to regulatory approval, the Company will acquire the deposits, most of the loans and other assets of branches in Oxford (two locations), Warrenton, Seaboard and Woodland, North Carolina. Management expects each transaction to close in the second quarter of 2000.

Lending Activities and Deposits

         Loan Types and Lending Policies. The Company makes a variety of loans, including loans secured by real estate, loans for commercial purposes and loans to individuals for personal and household purposes. There were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company's emphasis on being a community-oriented financial institution, virtually all the Company's business activity is with customers located in the Cary, Siler City, Raleigh and Sanford areas. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of this geographic region.

         The Company uses a centralized risk management process to insure uniform credit underwriting that adheres to bank policy. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of credit problems through regular contact with the Company's clients coupled with consistent reviews of the borrowers' financial condition are important factors in overall credit risk management.

         The  following   table  sets  forth,  as  of  December  31,  1999,  the
approximate composition of the Company's loan portfolio:

        Loan Type                                       Amount       Percentage
        ---------                                       ------       ----------
                                                    (in thousands)

        Commercial...............................      $104,572           65.5%
        Consumer.................................        11,444            7.2
        Real Estate..............................        31,533           19.8
        Equity Lines.............................        12,008            7.5
                                                         ------          ------

                    Total........................      $159,557          100.0%
                                                       ========          ======


         Deposits. The majority of the Company's customers are individuals and small to medium-size businesses located in Wake, Chatham and Lee Counties, North Carolina and contiguous areas. The Company's deposits and loans are well diversified, with no material concentration in a single industry or group of related industries. The management of the Company does not believe that the deposits or the business of the Company in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough, management believes, to have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in Cary, Sanford, Siler City and Raleigh.

         The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 1999:

                  Non-interest bearing demand .....................     6.7%
                  Interest checking ...............................     6.8
                  Market rate investment ..........................    15.9
                  Savings  ........................................     3.1
                  Time deposits
                    Under $100,000.................................    55.7
                    Equal to or over $100,000......................    11.8
                                                                      ------
                                                                      100.0 %
Competition

         Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. The Company competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Company's competitors have broader geographic markets and higher lending limits than the Company and are also able to provide more services and make greater use of media advertising.

         The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the Company's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina.

         Despite the competition in its market area, the Company believes that it has certain competitive advantages that will distinguish it from its competition. The Company believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The Company offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Company offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. The Company also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

         At March 15, 2000, the Company employed 77 persons, of which 74 were full-time and 3 were part-time. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

Supervision and Regulation

         Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's or the Bank's business. Supervision, regulation and examination of the Company and the Bank by bank regulatory agencies is intended primarily for the protection of the Bank's depositors rather than holders of the Common Stock of the Company.

Holding Company Regulation

         General. The Company is a holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the "BHCA"). As such, the Company and the Bank are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or (iv) merging or consolidating with any other bank holding company.

         The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

         Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including the Company, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

         Recent Developments. On November 12, 1999, the President of the United States signed into law the Gramm-Leach-Bliley Act ("GLB"), which alters the regulatory framework for banking and other financial services companies. The GLB creates a new type of holding company called a "financial holding company." The new financial holding company structure allows banks, insurance companies, and securities firms to affiliate within a single entity, provided that the financial holding company satisfies and maintains certain new regulatory standards. Bank holding companies that meet these standards may elect to become financial holding companies, but if they remain bank holding companies, they are subject to the restrictions on their activities existing prior to the GLB, including those restrictions described above imposed by the BHCA.

         The Company has not elected to become a financial holding company, so it remains under essentially the same regulatory framework as it did before the enactment of the GLB. However, the financial holding company structure created by the GLB would allow insurance companies or securities firms operating under the financial holding company structure to acquire the Company, and, if the Company elects to become a financial holding company in the future, it could acquire insurance companies or securities firms.

         In addition to creating the more flexible financial holding company structure, GLB introduced several additional customer privacy protections that will apply to the Company and the Bank. Federal regulators have issued a draft of proposed privacy regulations implementing these protections for comment. Pursuant to the GLB's rulemaking provisions, regulations must be adopted by May 12, 2000, and institutions must begin privacy disclosures under the GLB within six months of adoption of such regulations. The GLB's privacy provisions require financial institutions to, among other things, (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and
(iv) follow regulatory standards to protect the security and confidentiality of consumer information.

         Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

         In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina has "opted in" to such legislation, effective June 22, 1995. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina's opt-in law, North Carolina law permits unrestricted interstate de novo branching.

         Additional Restrictions and Oversight. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. An example of a prohibited tie-in would be any arrangement that would condition the provision or cost of services on a customer obtaining additional services from the bank holding company or any of its other subsidiaries.

         The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve also regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

         Under the provisions of the North Carolina law, the Company is registered with and subject to supervision by the North Carolina Commissioner of Banks (the "Commissioner").

         Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts ("Leverage Ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four percent and five percent.

         The guidelines also provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios substantially above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution's risk profile. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") will continue to consider a "tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to it.

         As of December 31, 1999, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 19.31%, 20.56% and 15.49%, respectively, all in excess of the minimum requirements.

         Bank Regulation

         The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Reserve. The Federal Reserve and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the Community Reinvestment Act of 1977 (the "CRA") as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

         The deposit accounts of the Bank are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

         Under the North Carolina corporation laws, the Company may not pay a dividend or distribution, if after giving it effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities. In general, the Company's ability to pay cash dividends is dependent upon the amount of dividends paid by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. The Federal Reserve also imposes limits on the Bank's payment of dividends.

         Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Corporation. At December 31, 1999, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 19.31%, 20.56% and 15.49%, respectively, all in excess of the minimum requirements.

         The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0 cents to 27 cents for every $100 in assessable deposits, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments at rates set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

         Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         Effective May 12, 2000, the GLB's "CRA Sunshine Requirements" call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

         Monetary Policy and Economic Controls

         The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

         Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, face a significant challenge to maintain acceptable net interest margins.

Executive Officers

         The executive officers of the Company are as follows:


Name                             Age       Position With Company
----                             ---       ---------------------

James A. Beck                    47        President and Chief Executive Officer

Allen T. Nelson, Jr.             50        Senior Vice President, Chief
                                           Financial Officer and Secretary

Franklin G. Shell                41        Senior Vice President and Senior
                                           Credit Officer

         James A. Beck is currently President and Chief Executive Officer of the Company, a position he has held since the Company commenced operations. Mr. Beck served as Chairman, President and Chief Executive Officer of SouthTrust Bank of North Carolina, N.A. from January 1991 until June 1996 when it was merged into the SouthTrust Charlotte-based bank. Mr. Beck thereafter served as President and a director of the combined bank until January 1997, when he resigned to join the Company.

         Allen T. Nelson, Jr. has been employed by the Company since February 2, 1998, as its Chief Financial Officer and Secretary. From December 1993 through January 1998, Mr. Nelson served as the

Senior Vice President and Chief Financial Officer for Jefferson Bankshares, Inc.
and  its  principal   subsidiary,   Jefferson   National  Bank,  both  based  in
Charlottesville, Virginia.

         Franklin G. Shell has been employed with the Company since April 14, 1997, as its Senior Vice President and Senior Lending Officer. Prior thereto, from 1989, Mr. Shell was employed by the North Carolina-based bank, Branch Banking and Trust Company, serving as a commercial loan officer in its Raleigh, North Carolina office.

Item 2.           Properties.

         The Company currently leases an aggregate of 5,700 square feet of office space located at 4400 Falls of Neuse Road, Raleigh, North Carolina for the Company's headquarters and main office pursuant to three lease agreements. These lease agreements expire on September 29, 2000, December 31, 2000, and December 31, 2000, respectively.

         In November 1999, the Company entered into a lease agreement for approximately 17,500 square feet, of which approximately 14,500 square feet is for the Company's principal offices and the remainder for a new branch office. The property is located at 4901 Glenwood Avenue, Raleigh, North Carolina. This lease is scheduled to begin on May 1, 2000 and has a ten-year term with two five-year renewal options. For the first twelve months, monthly rent for the branch bank space is $5,375 and for the office space is $20,954. The monthly rent is subject to annual cost of living increases after the first year.

         In June 1997, the Company opened a branch office at 129 South Steele Street, Sanford, North Carolina which it moved to 130 North Steele Street, Sanford, North Carolina in November 1997. The Company entered into a lease in October 1997 with Global House, Inc. for approximately 5,300 square feet for this branch office. This lease is for a ten-year term with monthly rent of $2,600 and has two five-year renewal options.

         In June 1997, the Company opened a branch office at 2800 Williams Street, Sanford, North Carolina. The Company entered into a lease with Buchanan Properties Joint Venture for approximately 1,800 square feet for this branch office. This lease was renewed in October, 1998 and extended for a five-year term with monthly rent of $850.

         On March 20, 1998, the Company opened a branch office located at 915 North Harrison Avenue, Cary, North Carolina. Formerly the site of a United Carolina Bank branch office (prior to that bank's acquisition by BB&T), the branch consists of approximately 1.14 acres of real property and a free-standing building of approximately 2,700 square feet which are owned by the Company.

         On September 8, 1998, the Company opened a branch office located at 1201 Kildaire Farm Road, Cary, North Carolina. The building, approximately 2,800 square feet, was purchased from another financial institution but the real property, which consists of approximately 1.14 acres, is leased under an arrangement with Triangle V III, Limited Partnership. The lease, which calls for monthly rent of $1,336, was assumed from the previous tenants and expires in December, 2004 with four five-year renewal options.

         On March 31, 1999, the Company completed the acquisition of Home Savings Bank of Siler City, Inc., SSB and converted the existing branch in that town, located at 300 East Raleigh Street, Siler City, North Carolina, into another Capital Bank branch. The branch consists of approximately 1.25 acres of real property and a free-standing building of approximately 7,400 square feet which are owned by the Company.

         On December 6, 1999, the Company opened a branch office located at 2222 Jefferson Davis Highway, Sanford, North Carolina. The branch, which was under construction for most of 1999, consists of approximately .73 acres of real property and a free-standing building of approximately 2,450 square feet which are owned by the Company.

Item 3.  Legal Proceedings.

         There are no pending legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.

Item 4.  Submission of Matters To A Vote Of Security Holders.

         During the fourth quarter of the year ended December 31, 1999, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

Item 5.  Market  for  Registrant's  Common  Equity and  Related  Stockholder
         Matters.

         Information relating to the market for the Company's Common Stock is incorporated by reference from the inside back cover of the 1999 Annual Report to Shareholders of Capital Bank Corporation, filed as Exhibit 13 to this report. Information relating to dividends on the Company's Common Stock is incorporated by reference from the section entitled "Capital Resources" on page 11 of the 1999 Annual Report, filed as Exhibit 13 to this report, and from Note 11 in the Notes to Consolidated Financial Statements on page 11 of the 1999 Annual Report, filed as Exhibit 13 to this report.

         Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 34,400 shares of its Common Stock at a weighted average exercise price of $11.16 per share pursuant to the Company's Stock Option Plans.

Item 6.  Selected Financial Data.

         This information is incorporated by reference from the inside cover of the 1999 Annual Report, filed as Exhibit 13 to this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This information is incorporated by reference from pages 4 through 12 of the 1999 Annual Report, filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         This information is incorporated by reference from page 12 of the 1999 Annual Report, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data.

         This information is incorporated by reference from pages 13 through 29 of the 1999 Annual Report, filed as Exhibit 13 to this report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

         None.

                                    PART III

         This Part incorporates certain information from the definitive proxy statement (the "2000 Proxy Statement") for the 2000 Annual Meeting of Shareholders of Capital Bank Corporation, as filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.


Item 10. Directors and Executive Officers of the Registrant.

         Information concerning the Company's executive officers is included under the caption "Executive Officers" on pages 11 through 12 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the 2000 Proxy Statement.

Item 11. Executive Compensation.

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement, dated March 20,2000, as filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement, dated March 20,2000, as filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions.

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement, dated March 20,2000, as filed with the Securities and Exchange Commission.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

         (a)(1)  Financial   Statements.   The  following  financial  statements
included in the 1999 Annual Report, filed as Exhibit 13 to this report, are incorporated by reference in Item 8 of this report:

                                                                                                Annual Report to
                  Financial Statements and Information                      Form 10-K Page      Shareholders Page
                  ------------------------------------                      --------------      -----------------

Consolidated Balance Sheets dated as of December 31, 1999 and 1998                108 - 109           13

Consolidated Statements of Operations for the years ended December 31,            110 - 111           14
1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity for the years          112 - 113           15
ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31,            114 - 115           16
1999, 1998 and 1997

Notes to Consolidated Statements                                                  116 - 144         17 - 29

Report of Independent Accountants                                                 145                 30

         (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X and pursuant to Industry Guide 3 under the Securities Act of 1933 have been included in the Notes to the Financial Statements.

         (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K in the fourth quarter of the year ended December 31, 1999.

                           FORWARD-LOOKING STATEMENTS

         Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially from the forward looking statements. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

         The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's management of its growth, the risks associated with possible or completed acquisitions, competition within the industry, dependence on key personnel, government regulation and the other risk factors described in Exhibit 99 attached to this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 16th day of March, 2000.

                                 CAPITAL BANK CORPORATION


                             By:       /s/ James A.Beck
                                       -----------------
                                           James A. Beck
                                           President and Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Beck and Allen T. Nelson, Jr., and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Federal Deposit Insurance Corporation, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 16, 2000.

                   Signature                                  Title
                   ---------                                  -----

           ---------------------------     President, Chief Executive Officer and Director
                 James A. Beck

                                           Senior Vice President and Chief Financial Officer
           ---------------------------
               Allen T. Nelson, Jr.

                                                              Director
           ---------------------------
               Charles F. Atkins

                                                              Director
           ---------------------------
                  Lamar Beach

                                                              Director
           ---------------------------
                Edwin E. Bridges

                                                              Director
           ---------------------------
              William C. Burkhardt

                                                              Director
           ---------------------------
                 L.I. Cohen, Jr.

                                                              Director
           ---------------------------
              David G. Gospodarek

                                                              Director
           ---------------------------
                Carolyn W. Grant

                                                              Director
           ---------------------------
                 John F. Grimes

                   Signature                                  Title
                   ---------                                  -----



                                                              Director
           ---------------------------
                Darleen M. Johns

                                                              Director
           ---------------------------
                Robert L. Jones

                                                 Chairman of the Board of Directors
           ---------------------------
             Oscar A. Keller, III

                                                              Director
           ---------------------------
             Oscar A. Keller, Jr.

                                                              Director
           ---------------------------
                 Vernon Malone

                                                              Director
           ---------------------------
             George R. Perkins, III

                                                              Director
           ---------------------------
                Donald W. Perry

                                                              Director
           ---------------------------
                 J. Rex Thomas

                                                              Director
           ---------------------------
              Bruce V. Wainright

                                                              Director
           ---------------------------
             Samuel J. Wornom, III

                                  EXHIBIT INDEX

Exhibit No.        Description                                                      Sequential Page
-----------        -----------                                                        Number (if
                                                                                      applicable)
                                                                                     --------------
3.01(1)     Articles of Incorporation of the Company

3.02(1)     Bylaws of the Company

4.01(1)     Specimen Common Stock Certificate of the Company

10.01(1)    Lease Agreement,  dated January 4, 1994, between Buchanan Properties
            Joint Venture and Triangle East Bank, together with assignment to the Company.

10.02(1)    Lease   Agreement,   dated   February  1,  1992,   between   Moretti
            Construction,   Incorporated   and  Triangle  Bank,   together  with
            assignment to the Company.

10.03(1)    Sublease,  dated  January  30,  1997  between  Centura  Bank  and NB
            Acquisition Corp., predecessor to the Company.

10.04(1)    Agreement of Sublease,  dated June 3, 1997,  between Medical Records
            Corporation and the Company.

10.05(1)    Lease Agreement, dated July 10, 1997, between Forty-Four Hundred F-N
            Associates and Dixon-Odom Company and the Company.

10.06(1,2)  Amended  and  Restated  Employment  Agreement,  dated May 22,  1997, between NB Acquisition Corp., as predecessor to the Company, and James A. Beck.

10.07(1,2)  Letter  agreement,  dated  April 10,  1997,  between the Company and
            Franklin G. Shell regarding employment terms.

10.08(1,2)  Incentive Stock Option Plan

10.09(1,2)  Non-Qualified Stock Option Plan

10.10(1,2)   Deferred Compensation Plan for Outside Directors

10.11(2)     Change in Control Agreement, dated February 1, 2000 between Capital
             Bank and Allen T. Nelson, Jr.

10.12(2)     Change in  Control  Agreement,  dated  February  27,  2000  between
             Capital Bank and Franklin G. Shell

10.13(1) Agreement, dated May 5, 1997, between Alphanumeric Systems Inc. and the Company

10.14(1)    Master  Service  Agreement,  dated June 23,  1997,  between  Central
            Service Corporation and the Company.

10.15(2)    Letter agreement, dated X XX, 1998, between the Company and Allen T.
            Nelson, Jr. regarding employment terms.

10.16 Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and Capital Bank.


13          Portions of the Annual Report to Shareholders  for fiscal year ended
            December 31, 1999.

21          Subsidiaries of the Registrant

23          Consent of Independent Accountants

27          Financial Data Schedule

99          Risk Factors Relating to the Company

--------------------------
1 Incorporated by reference to the Company's Registration Statement on Form 14 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999.

2  Denotes a management contract or compensatory plan, contract or arrangement.