Form 10-Q
period 2000-03-31
CAPITAL BANK CORP
filed 2000-05-15
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

As of May 5, 2000, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.

     Item 1. Financial Statements

     Consolidated  statements  of financial  condition at March 31, 2000
          (Unaudited) and December 31, 1999                                 1

     Consolidated statements of income (loss) for the three months ended
          March 31, 2000 and March 31, 1999 (Unaudited)                     2

     Consolidated  statements  of cash flows for the three  months ended
          March 31, 2000 and March 31, 1999 (Unaudited)                     3

     Notes to consolidated financial statements                           4 - 5

     Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       6 - 8

     Item 3. Quantitative and Qualitative  Disclosures About Market Risk    9



PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               9

     Item 2. Changes in Securities and Use of Proceeds                       9

     Item 3. Defaults Upon Senior Securities                                 9

     Item 4. Submission of Matters to a Vote of Security Holders             9

     Item 5. Other Information                                               9

     Item 6. Exhibits and Reports on Form 8-K                                9


     Signatures                                                             10

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2000 and December 31, 1999
                                                              March 31,     December 31,
ASSETS                                                          2000            1999
----------------------------------------------------------------------------------------
                (In thousands except per share data)         (Unaudited)
Cash and due from banks                                       $  14,547      $   9,702
Federal funds sold                                                3,030          1,960
Investment securities - available for sale, at fair value        47,005         46,581
Loans-net of unearned income                                    175,445        159,329
Allowance for loan losses                                        (2,582)        (2,328)
                                                              ---------      ---------
         Net loans                                              172,863        157,001
                                                              ---------      ---------
Premises and equipment, net                                       3,654          3,501
Accrued interest receivable                                       1,395          1,244
Deposit premium and goodwill, net                                 1,563          1,617
Other assets                                                      1,301            731
                                                              ---------      ---------
            Total assets                                      $ 245,358      $ 222,337
                                                              =========      =========

LIABILITIES
Deposits
      Demand, non-interest bearing                            $  12,978      $  10,923
      Savings and interest bearing demand deposits               42,270         42,144
      Time deposits                                             134,462        110,178
                                                              ---------      ---------
         Total deposits                                         189,710        163,245
                                                              ---------      ---------
Accrued interest payable                                            642            671
Repurchase agreements                                             6,010          4,818
Borrowings                                                       15,000         20,000
Other liabilities                                                 2,710          2,477
                                                              ---------      ---------
            Total liabilities                                   214,072        191,211

STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
      authorized; 3,658,689 shares issued and outstanding        34,806         34,806
Accumulated deficit                                              (1,887)        (2,287)
Accumulated other comprehensive income (loss)                    (1,633)        (1,393)
                                                              ---------      ---------
            Total stockholders' equity                           31,286         31,126
                                                              ---------      ---------
            Total liabilities and stockholders' equity        $ 245,358      $ 222,337
                                                              =========      =========

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2000 and 1999
                                                                  2000          1999
------------------------------------------------------------------------------------
                (In thousands except per share data)                  (Unaudited)
Interest income:
      Loans and loan fees                                        $ 3,666     $ 2,389
       Investment securities                                         765         737
      Federal funds and other interest income                        131          99
                                                                 -------     -------
        Total interest income                                      4,562       3,225
                                                                 -------     -------
Interest expense:
      Deposits                                                     2,085       1,547
      Borrowings and repurchase agreements                           322         118
                                                                 -------     -------
         Total interest expense                                    2,407       1,665
                                                                 -------     -------
         Net interest income                                       2,155       1,560
      Provision for loan losses                                      255         204
                                                                 -------     -------
         Net interest income after provision for loan losses       1,900       1,356
Noninterest income:
      Service charges and other fees                                 153          97
      Other noninterest income                                       224         175
                                                                 -------     -------
         Total noninterest income                                    377         272
                                                                 -------     -------
Noninterest expenses:
      Salaries and employee benefits                               1,114         869
      Occupancy                                                      138         112
      Data processing                                                 93          81
      Directors fees                                                  60          79
      Advertising                                                    104          63
      Furniture and equipment                                         90          63
      Amortization of intangibles                                     54          54
      Merger/acquisition related expenses                             40       1,647
      Other expenses                                                 184         214
                                                                 -------     -------
         Total noninterest expenses                                1,877       3,182
                                                                 -------     -------
            Net income (loss) before tax expense                     400      (1,554)
      Income tax expense (benefit)                                    --         (36)
                                                                 -------     -------
            Net income (loss)                                    $   400     $(1,518)
                                                                 =======     =======
Earnings per share - basic and diluted                           $  0.11     $ (0.41)
                                                                 =======     =======
Dividends per share                                              $    --     $  0.05
                                                                 =======     =======

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999

                                                                        2000         1999
-------------------------------------------------------------------------------------------
                                    (In thousands)                   (Unaudited)

Cash Flows From Operating Activities
      Net income (loss)                                             $    400      $ (1,518)
      Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
         Amortization of deposit premium and goodwill                     54            54
         Depreciation                                                    125           118
         Amortization of premium on securities, net                       10             3
         MRP and ESOP compensation                                        --           209
         Provision for loan losses                                       255           204
         Changes in assets and liabilities:
            Accrued interest receivable                                 (151)         (167)
            Other assets                                                (538)          221
            Accrued interest payable and other liabilities               204         1,377
                                                                    --------      --------
               Net cash provided by operating activities                 359           501
                                                                    --------      --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                 (16,149)       (8,482)
      Additions to premises and equipment                               (278)         (331)
      Purchase of Federal Home Loan Bank stock                            --          (193)
      Purchase of securities available for sale                       (1,468)      (16,281)
      Proceeds from maturities of securities available for sale          794         3,271
      Proceeds from maturities of securities held to maturity             --         1,560
                                                                    --------      --------
                Net cash used in investing activities                (17,101)      (20,456)
                                                                    --------      --------
Cash Flows From Financing Activities
      Net increase in deposits                                        26,465         2,039
      Net increase in repurchase agreements                            1,192           (24)
      Net increase (decrease) in borrowings                           (5,000)        3,586
      Cash dividends                                                      --          (183)
                                                                    --------      --------
                Net cash provided by financing activities             22,657         5,418
                                                                    --------      --------
                Net change in cash and cash equivalents                5,915       (14,537)
      Cash and cash equivalents:
         Beginning                                                    11,662        26,765
                                                                    --------      --------
         Ending                                                     $ 17,577      $ 12,228
                                                                    ========      ========
Supplemental Disclosure of Cash Flow Information
      Transfers from loans to real estate acquired
         through foreclosure                                        $     32      $     --
                                                                    ========      ========

See Notes to Consolidated Financial Statements

                 Notes to the Consolidated Financial Statements

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1999 Capital Bank Corporation annual report.

2.       Operating Structure

Capital Bank Corporation (the "Company") is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Capital Bank. Capital Bank (the "Bank") was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. Capital Bank is a locally owned community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank's customers are individuals and small to medium-size businesses. The Bank's primary source of revenue is interest earned from loans to customers and from invested cash and securities.

The Bank operates through its corporate office in Raleigh, North Carolina, two branches in Cary, North Carolina, three branches in Sanford, North Carolina, and one branch in Siler City, North Carolina.

As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiary, Capital Bank.

3.       Comprehensive Loss

Comprehensive income (loss) includes net income (loss) and all other changes to the Company's equity, with the exception of transactions with shareholders ("Other Comprehensive Income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale. The Company's total comprehensive net loss and information concerning the Company's other comprehensive income items for the three month periods ended March 31, 2000 and 1999 are as follows:

                                                                     2000            1999
                                                                    ---------------------
(In thousands)                                                           (Unaudited)
Three month period ended March 31, 2000 and 1999:
      Net income (loss) before comprehensive items                  $ 400         $ (1,544)
      Unrealized gains on securities available for sale              (240)            (337)
      Comprehensive net income                                      $ 160         $ (1,881)


4.       Earnings Per Share

The Bank is required to report a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 312,298 stock options outstanding in the calculation of diluted EPS would be antidilutive. For periods where the Bank has positive earnings, diluted EPS are presented due to the effect of those same options. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2000 and 1999.

                                                                2000            1999
-----------------------------------------------------------------------------------------
(In thousands except number of shares)                                (Unaudited)
Three month period ended March 31, 2000 and 1999:
Income available to stockholders - basic and diluted        $       400      $    (1,518)
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         3,709,005        3,673,801
Incremental shares from assumed exercise of stock
      options - antidilutive during loss periods                    806              n/a
Weighted average number of shares outstanding - diluted       3,709,811        3,673,801


Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three month periods ended March 31, 2000 and 1999 for Capital Bank Corporation and its wholly owned subsidiary, Capital Bank. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Financial Condition

Total consolidated assets of the Company for the quarter ended March 31, 2000 were $245.4 million compared to $222.3 million at December 31, 1999, an increase of $23.0 million, or 10%. On March 31, 2000, loans were $175.4 million, up $16.1 million, or 10%, compared to December 31, 1999. Investment securities were $47.0 million and federal funds sold were $3.0 million at period end. During the three month period, federal funds sold increased by $1.1 million due primarily to monies received from significant increases in deposits which had not yet been invested in securities or used to fund new loans. Earning assets represented 95% of total assets on March 31, 2000. The allowance for loan losses on March 31, 2000 was $2.6 million and represented approximately 1.47% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on March 31, 2000 were $189.7 million, an increase of $26.5 million or 16% from December 31, 1999. This increase was primarily due to an advertising campaign run by the Company with special rates and terms on certain Certificates of Deposit, whose growth of $24.3 million represented 92% of the total deposit growth. Borrowings decreased from $20.0 million at December 31, 1999 to $15.0 million at March 31, 2000, as the Company used funds received from the increase in deposits to pay down a higher rate Federal Home Loan Bank advance. Total consolidated stockholders' equity was $ 31.3 million at March 31, 2000, an increase of $160,000 from December 31, 1999, due to net income partially offset by declines in the market value of available for sale securities.

Results of Operations

For the three month period ended March 31, 2000, the Company reported net income of $400,000 or $.11 per share compared to a loss of $1.5 million or $.41 per share in the first quarter of 1999. Included in the income for the three month period ended March 31, 2000 were $40,000 of certain nonrecurring charges related to the acquisition of five branches from two other area financial institutions. Included in the loss for the three month period ended March 31, 1999 were certain nonrecurring charges related to the establishment of the bank holding company and the acquisition of Home Savings of $1.6 million. Excluding those costs, the Company had consolidated net income from operations in the first quarter of 1999 of approximately $129,000 or $0.04 per share for the three month period ended March 31, 2000.

Net interest income in the first quarter was $2.2 million, up 38% compared to $1.6 million in the first quarter of 1999. The Company's net interest margin (net interest income as a percentage of average earning assets) was 3.82% for the three month period ended March 31, 2000.

The provision for loan losses was $255,000 for the three period ended March 31, 2000. This provision was used to build the allowance for loan losses to a prudent level to support the Company's actual loan growth. At March 31, 2000, the allowance for loan losses was 1.47% of total loans. Loans 30 days or more past due totaled $967,000 and represented .55% of total loans on March 31, 2000.

Non-interest income for the three month period ended March 31, 2000, was $377,000 compared to $272,000 for the same period in 1999. The increase in non-interest income is primarily attributable to increases in fees associated with deposit accounts relative to the overall increase in deposits.

Non-interest expense for the three period ended March 31, 2000, was $1.9 million compared to $3.2 million for the same period in 1999. Mergers and acquisitions related expenses, the largest expense category during this period, decreased from $1.6 million in 1999 relating to the establishment of a holding company and the merger of Home Savings Bank, to $40,000 in 2000 relating to the acquisition of five branches from two area financial institutions. Salaries and employee benefits, representing the second largest expense category during the period, increased from $869,000 for the three month period in 1999 to $1.1 million for the same period in 2000. These increases reflect an increase in the number of personnel employed by the Company as the

Company must maintain adequate staffing levels in order to meet customer needs and to keep pace with its expected growth. As of March 31, 2000 the Company had 77 full-time equivalent employees. Occupancy costs, the third highest component of non-interest expenses, increased from $112,000 for the three month period in 1999 to $138,000 for the same period in 2000. This increase is primarily associated with the opening of a new branch in the Lee County area and the leasing of additional office space as a result of growth in the marketing and Human Resources area and the related growth in the number of personnel needed in that department. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size, currently and operating revenue are anticipated to decrease over time.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $17.6 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 81% of total assets at March 31, 2000. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Stockholder's equity was $31.3 million or $8.55 per share at March 31, 2000. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At March 31, 2000, Capital Bank had a leverage ratio of 13.4%, a Tier 1 capital ratio of 17.7%, and a total risk-based capital ratio of 18.9%. These ratios far exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 1999 to March 31, 2000.

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





                                          CAPITAL BANK CORPORATION


Date:  May 10, 2000                       By:  /s/Allen T. Nelson, Jr.,
                                               Allen T. Nelson, Jr.,
                                               Senior Vice President and CFO