Form 10-Q
period 2000-06-30
CAPITAL BANK CORP
filed 2000-08-11
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2000

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


                            4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
                          -----------------------------
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 645-6400
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  [ x ]  Yes         No   [   ]
                                    -----       -----

As of August 4, 2000, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.

        Item 1. Financial Statements

        Consolidated  statements  of  financial  condition at June 30,
               2000 (Unaudited) and December 31, 1999                          1

        Consolidated  statements of income (loss) for the three months
               ended June 30, 2000 and June 30, 1999 (Unaudited)               2

        Consolidated statements of income (loss) for the six months ended      3
               June 30, 2000 and June 30, 1999 (Unaudited)

        Consolidated statements of cash flows for the six months ended
               June 30, 2000 and June 30, 1999 (Unaudited)                 4 - 5

        Notes  to consolidated financial statements                        6 - 8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8 - 12


        Item 3. Quantitative and Qualitative Disclosures About Market Risk    12


PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                             12

        Item 2. Changes in Securities and Use of Proceeds                     12

        Item 3. Defaults Upon Senior Securities                               12

        Item 4. Submission of Matters to a Vote of Security Holders      12 - 13

        Item 5. Other Information                                             13

        Item 6. Exhibits and Reports on Form 8-K                              13


        Signatures                                                            14

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2000 and December 31, 1999
                                                               June 30,    December 31,
ASSETS                                                          2000            1999
---------------------------------------------------------------------------------------
              (In thousands except per share data)           (Unaudited)
Cash and due from banks                                       $  32,284      $   9,702
Federal funds sold                                                4,090          1,960
Investment securities - available for sale, at fair value        54,150         46,581
Loans-net of unearned income                                    214,677        159,329
Allowance for loan losses                                        (3,200)        (2,328)
                                                              ---------      ---------
         Net loans                                              211,477        157,001
                                                              ---------      ---------
Premises and equipment, net                                       4,874          3,501
Accrued interest receivable                                       1,983          1,244
Deposit premium and goodwill, net                                 4,887          1,617
Other assets                                                      1,718            731
                                                              ---------      ---------
            Total assets                                      $ 315,463      $ 222,337
                                                              =========      =========

LIABILITIES
Deposits
      Demand, non-interest bearing                            $  18,964      $  10,923
      Savings and interest bearing demand deposits               60,683         42,144
      Time deposits                                             176,345        110,178
                                                              ---------      ---------
         Total deposits                                         255,992        163,245
                                                              ---------      ---------
Accrued interest payable                                            847            671
Repurchase agreements                                             7,688          4,818
Borrowings                                                       15,000         20,000
Other liabilities                                                 3,939          2,477
                                                              ---------      ---------
            Total liabilities                                   283,466        191,211

STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
      authorized; 3,658,689 shares issued and outstanding        34,806         34,806
Accumulated deficit                                              (1,340)        (2,287)
Accumulated other comprehensive income (loss)                    (1,469)        (1,393)
                                                              ---------      ---------
            Total stockholders' equity                           31,997         31,126
                                                              ---------      ---------
            Total liabilities and stockholders' equity        $ 315,463      $ 222,337
                                                              =========      =========

See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three Months Ended June 30, 2000 and 1999
                                                                   2000        1999
-------------------------------------------------------------------------------------
                 (In thousands except per share data)          (Unaudited)
Interest income:
      Loans and loan fees                                        $ 4,630     $ 2,524
      Investment securities                                          841         736
      Federal funds and other interest income                        500         153
                                                                 -------     -------
         Total interest income                                     5,971       3,413
                                                                 -------     -------
Interest expense:
      Deposits                                                     2,935       1,624
      Borrowings and repurchase agreements                           316         232
                                                                 -------     -------
         Total interest expense                                    3,251       1,856
                                                                 -------     -------
         Net interest income                                       2,720       1,557
      Provision for loan losses                                      255         195
                                                                 -------     -------
         Net interest income after provision for loan losses       2,465       1,362
Noninterest income:
      Service charges and other fees                                 228         108
      Other noninterest income                                       301         192
                                                                 -------     -------
         Total noninterest income                                    529         300
                                                                 -------     -------
Noninterest expenses:
      Salaries and employee benefits                               1,399         977
      Occupancy                                                      173         126
      Data processing                                                123          82
      Directors fees                                                  59          46
      Advertising                                                    107          67
      Furniture and equipment                                        121          70
      Amortization of intangibles                                    138          54
      Merger/acquisition related expenses                             50          --
      Other expenses                                                 277         143
                                                                 -------     -------
         Total noninterest expenses                                2,447       1,565
                                                                 -------     -------
            Net income (loss) before income tax expense              547          97
      Income tax expense (benefit)                                    --          (4)
                                                                 -------     -------
            Net income (loss)                                    $   547     $   101
                                                                 =======     =======
Earnings per share - basic and diluted                           $  0.15     $  0.02
                                                                 =======     =======
Dividends per share                                              $    --     $    --
                                                                 =======     =======


                 See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Six Months Ended June 30, 2000 and 1999
                                                                   2000        1999
-------------------------------------------------------------------------------------
                      (In thousands except per share data)     (Unaudited)
Interest income:
      Loans and loan fees                                        $ 8,296     $ 4,913
      Investment securities                                        1,606       1,473
      Federal funds and other interest income                        631         252
                                                                 -------     -------
         Total interest income                                    10,533       6,638
                                                                 -------     -------
 Interest expense:
      Deposits                                                     5,020       3,171
      Borrowings and repurchase agreements                           638         350
                                                                 -------     -------
          Total interest expense                                   5,658       3,521
                                                                 -------     -------
         Net interest income                                       4,875       3,117
      Provision for loan losses                                      510         399
                                                                 -------     -------
         Net interest income after provision for loan losses       4,365       2,718
Noninterest income:
      Service charges and other fees                                 381         205
      Other noninterest income                                       525         367
                                                                 -------     -------
         Total noninterest income                                    906         572
                                                                 -------     -------

Noninterest expenses:
      Salaries and employee benefits                               2,513       1,846
      Occupancy                                                      311         238
      Data processing                                                216         163
      Directors fees                                                 119         125
      Advertising                                                    211         130
      Furniture and equipment                                        211         133
      Amortization of intangibles                                    192         108
      Merger/acquisition related expenses                             90       1,647
      Other expenses                                                 461         357
                                                                 -------     -------
        Total noninterest expenses                                 4,324       4,747
                                                                 -------     -------
            Net income (loss) before income tax expense              947      (1,457)
      Income tax expense (benefit)                                    --         (40)
                                                                 -------     -------
            Net income (loss)                                    $   947     $(1,417)
                                                                 =======     =======
Earnings per share - basic and diluted                           $  0.26     $ (0.39)
                                                                 =======     =======
Dividends per share                                              $    --     $  0.05
                                                                 =======     =======


                 See Notes to Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2000 and 1999
                                                                       2000         1999
------------------------------------------------------------------------------------------
                                           (In thousands)          (Unaudited)
Cash Flows From Operating Activities
      Net income (loss)                                             $    947      $ (1,417)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Amortization of deposit premium and goodwill                    192           108
         Depreciation                                                    272           184
         Amortization of premium on securities, net                       13            24
         MRP and ESOP compensation                                        --           209
         Provision for loan losses                                       510           399
         Changes in assets and liabilities:
            Accrued interest receivable                                 (739)         (342)
            Other assets                                                (940)          126
            Accrued interest payable and other liabilities             1,638         1,413
                                                                    --------      --------
                Net cash provided by operating activities              1,893           704
                                                                    --------      --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                 (29,558)      (17,961)
      Additions to premises and equipment                             (1,102)         (525)
      Purchase of Federal Home Loan Bank stock                            --          (343)
      Purchase of securities available for sale                       (9,497)      (16,281)
      Proceeds from maturities of securities available for sale        1,839         4,432
      Proceeds from maturities of securities held to maturity             --         1,560
      Net cash from purchase of branches from
         Centura Bank                                                 37,013            --
                                                                    --------      --------
                Net cash used in investing activities                 (1,305)      (29,118)
                                                                    --------      --------
Cash Flows From Financing Activities
      Net increase in deposits                                        26,254        10,517
      Net increase in repurchase agreements                            2,870         1,158
      Net increase (decrease) in borrowings                           (5,000)       10,986
      Cash dividends                                                      --          (183)
                                                                    --------      --------
                Net cash provided by financing activities           $ 24,124      $ 22,478
                                                                    --------      --------

                                      -4-

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2000 and 1999
                                                             2000          1999
--------------------------------------------------------------------------------
                                         (In thousands)   (Unaudited)
               Net change in cash and cash equivalents      $24,712      $(5,936)
      Cash and cash equivalents:
         Beginning                                           11,662       26,765
                                                            -------      -------
         Ending                                             $36,374      $20,829
                                                            =======      =======
Supplemental Disclosure of Cash Flow Information
      Transfers from loans to real estate acquired
         through foreclosure                                $    32      $    --
                                                            =======      =======
       Purchase of branches from Centura Bank:
         Loans and other assets acquired                    $26,018      $    --
         Goodwill                                             3,462           --
         Deposits and other liabilities assumed              66,493           --
                                                            -------      -------
            Net cash and cash equivalents                   $37,013      $    --
                                                            =======      =======

                 See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000.

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

Prior to April 14, 2000, the Bank operated primarily throughout the central part of North Carolina with branch facilities located in Raleigh (1), Cary (2), Sanford (3), and Siler City (1). In April, 2000, the Bank acquired 5 branches from another area financial institution which was accounted for as a purchase transaction. The transaction included branches in the eastern part of North Carolina including Oxford (2), Warrenton (1), Seaboard (1), and Woodland (1). In June, 2000, the Bank opened a new branch and moved its corporate headquarters to the same facility on Glenwood Avenue in Raleigh, North Carolina.

As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiary, Capital Bank.

3.       Comprehensive Loss

Comprehensive income (loss) includes net income (loss) and all other changes to the Company's equity, with the exception of transactions with shareholders ("Other Comprehensive Income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale. The Company's total comprehensive net loss and information concerning the Company's other comprehensive income items for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                                                      2000          1999
                                                                     -------      -------
(In thousands)                                                           (Unaudited)
Three month period ended June 30, 2000 and 1999:
      Net income (loss) before comprehensive items                   $   547      $   101
      Unrealized gains (losses) on securities available for sale         164         (922)
                                                                     -------      -------

     Comprehensive net income                                        $   711      $  (821)
                                                                     =======      =======

Six month period ended June 30, 2000 and 1999:

      Net loss before comprehensive items                            $   947      $(1,417)
      Unrealized gains (losses) on securities available for sale         (76)      (1,259)
                                                                     -------      -------

      Comprehensive net income (loss)                                $   871      $(2,676)
                                                                     =======      =======

4.       Earnings Per Share

The Bank is required to report a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 312,298 stock options outstanding in the calculation of diluted EPS would not be dilutive. For periods where the Bank has positive earnings, diluted EPS are presented due to the effect of those same options. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2000 and 1999.

                                                                   2000            1999
                                                                -----------     -----------
(In thousands except number of shares)                                   (Unaudited)
Three month period ended June 30, 2000 and 1999:
Income available to stockholders - basic and diluted            $       547     $       101
                                                                ===========     ===========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic             3,709,005       3,674,964
Incremental shares from assumed exercise of stock
      options                                                         7,747          10,155
                                                                -----------     -----------
Weighted average number of shares outstanding - diluted           3,716,752       3,685,119
                                                                ===========     ===========

Six month period ended June 30, 2000 and 1999:

Income (loss) available to stockholders - basic and diluted     $       947     $    (1,417)
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic             3,709,005       3,674,386
Incremental shares from assumed exercise of stock
      options - antidilutive during loss periods                      4,412             n/a
                                                                -----------     -----------
Weighted average number of shares outstanding - diluted           3,713,417       3,674,386
                                                                ===========     ===========

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three and six month periods ended June 30, 2000 and 1999 for Capital Bank Corporation and its wholly owned subsidiary, Capital Bank. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation (the "Company") is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Capital Bank. Capital Bank (the "Bank") was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into Capital Bank Corporation. In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned. Thus, the shareholders of Capital Bank before the holding company reorganization are now the shareholders of the Company. In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City SSB, Inc. in a stock-for-stock exchange in which the Company issued 1,181,038 shares of its Common Stock. On July 16, 1999, Home Savings Bank merged with Capital Bank to form one subsidiary under Capital Bank Corporation. Prior to the merger date, Home Savings Bank capitalized the holding company with an upstream dividend of $100,000. In conjunction with the merger, the common stock of Home Savings Bank was retired. In April, 2000, the Bank acquired 5 branches from another area financial institution which was accounted for as a purchase transaction. The transaction included branches in the eastern part of North Carolina including Oxford (2), Warrenton (1), Seaboard (1), and Woodland (1). In June, 2000, the Bank opened a new branch and moved its corporate headquarters to an office on Glenwood Avenue in Raleigh, North Carolina.

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

Financial Condition

Total consolidated assets of the Company for the quarter ended June 30, 2000 were $315 million compared to $222 million at December 31, 1999, an increase of $93 million, or 42%. On June 30, 2000, loans were $215 million, up $55 million, or 35%, compared to December 31, 1999. Investment securities were $54 million and federal funds sold were $4 million at period end. During the six month period, cash and cash equivalents, including federal funds sold increased by $25 million due primarily to monies received from the acquisition of 5 branches from another area financial institution where the deposits and liabilities assumed exceeded the loans and other assets received by about $37 million. As of June 30, 2000, a large portion of those funds had not yet been invested in securities or used to fund new loans. Earning assets represented 95% of total assets on June 30, 2000. The allowance for loan losses on June 30, 2000 was $3.2 million and represented approximately 1.49% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on June 30, 2000 were $256 million, an increase of $93 million or 57% from December 31, 1999. This increase was primarily due to the acquisition of about $66 million in deposits from another area financial institution and a large advertising campaign run by the Company with special rates and terms on certain Certificates of Deposit, whose growth of $66 million represented 60% of the total deposit growth. Borrowings decreased from $20 million at December 31, 1999 to $15 million at June 30, 2000, as the Company used funds received from the increase in deposits to pay down a higher rate Federal Home Loan Bank advance. Total consolidated stockholders' equity was $32 million at June 30, 2000, an increase of $871,000 from December 31, 1999, due to net income partially offset by declines in the market value of available for sale securities.

Results of Operations

For the three month period ended June 30, 2000, the Company reported net income of $547,000 or $.15 per share compared to $101,000 or $.02 per share in the second quarter of 1999. For the six month period ended June 30, 2000, the Company reported net income of $947,000 or $.26 per share compared to a loss of $1.4 million or $.39 per share for the same period of 1999. Included in the income for the six month period ended June 30, 2000 were $90,000 of certain nonrecurring costs related to the acquisition of five branches from another area financial institution. Included in the loss for the six month period ended June 30, 1999 were certain nonrecurring charges related to the establishment of the bank holding company and the acquisition of Home Savings of $1.6 million. Excluding those costs, the Company had consolidated net income from operations of approximately $230,000 or $0.06 per share for the six month period ended June 30, 1999.

Net interest income in the second quarter was $4.9 million, up 56% compared to $2.7 million in the second quarter of 1999. The Company's net interest margin (net interest income as a percentage of average earning assets) was 3.80% and 3.81% for the three and six month periods ended June 30, 2000.

The provision for loan losses was $255,000 and $510,000 for the three and six month periods ended June 30, 2000. This provision was used to build the allowance for loan losses to a prudent level to support the Company's loan growth. At June 30, 2000, the allowance for loan losses was 1.49% of total loans. Loans 90 days or more past due totaled $341,000 and represented .16% of total loans on June 30, 2000.

Non-interest income for the three and six months period ended June 30, 2000, was $529,000 and $906,000, respectively, compared to $300,000 and $572,000 for the same periods in 1999. The increases in non-interest income are primarily attributable to increases in fees associated with deposit accounts relative to the overall increase in deposits.

Non-interest expense for the three and six month periods ended June 30, 2000, was $2.4 million and $4.3 million, respectively, compared to $1.6 million and $4.7 million for the same periods in 1999. Salaries and employee benefits, representing the largest expense category during the period, increased from $977,000 and $1.8 million for the three and six month periods in 1999 to $1.4 million and $2.5 million for the same periods in 2000. These increases reflect an increase in the number of personnel employed by the Company as the Company must maintain adequate staffing levels in order to meet customer needs and to keep pace with its expected growth. As of June 30, 2000 the Company had 105 full-time equivalent employees. Mergers and acquisitions related expenses, the second largest expense category during the six month period ended June 30, 1999, decreased from $1.6 million in 1999 relating to the establishment of a holding company and the merger of Home Savings Bank, to $90,000 in 2000 relating to the acquisition of five branches from another area financial institution. There were no mergers and acquisitions related expenses during the three month period ended June 30, 1999. Occupancy costs, the third highest component of non-interest expenses, increased from $126,000 and $238,00 for the three and six month periods in 1999 to $173,000 and $311,000 for the same periods in 2000. This increase is primarily associated with the addition of 5 branches as a result of the acquisition previously mentioned and the opening of new branches in Lee County and Wake County. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

At December 31, 1999, the Company had net deferred tax assets of $1.6 million resulting from timing differences associated with the deductibility of certain expenses reflected on the financial statements. Due to prior net operating losses, a valuation allowance was established for the net deferred tax assets in the amount of $1.3 million. During 2000, the Company has generated taxable income and the valuation allowance has been reversed to offset current tax expense of $654,000. Management will continue to monitor its financial performance to determine when the remaining allowance should be reversed.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $36 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 80% of total assets at June 30, 2000. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Stockholder's equity was $32 million or $8.75 per share at June 30, 2000. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At June 30, 2000, Capital Bank had a Tier 1 capital ratio of 13.0%, a total risk-based capital ratio of 14.2%, and a leverage ratio of 9.6%. These ratios substantially exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 1999 to June 30, 2000.

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

Item 2            Changes in Securities and Use of Proceeds
---------         -----------------------------------------

None

Item 3            Defaults Upon Senior Securities
------            -------------------------------

None

Item 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

On April 20, 2000, the annual meeting of stockholders of the Company was held to consider and vote upon two issues; the election of Class III directors and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2000. All items were approved by the stockholders. Of the 3,658,685 shares eligible to vote, 3,119,963 were voted as shown on the following tables:

Vote concerning the election of Class III directors:

                                   For            Withheld          Total
                                -------------------------------------------

Lamar Beach                     3,108,388           11,575        3,119,963

William C. Burkhardt            3,108,838           11,125        3,119,963

David J. Gospodarek             3,108,838           11,125        3,119,963

Darleen M. Johns                3,108,138           11,825        3,119,963

O.A. Keller, III                3,108,138           11,825        3,119,963

George R. Perkins, III          3,108,438           11,525        3,119,963



Vote concerning the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for the fiscal year ended December 31, 2000:



                     For              Against          Abstain           Total
                  -------------------------------------------------------------

                  3,113,334            3,000            3,629         3,119,963


In each case, the vote required to elect such directors or approve the action was obtained.

Item 5            Other Information
------            -----------------

None

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------

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

                                             CAPITAL BANK CORPORATION


Date:  August 10, 2000                       By:   /s/Allen T. Nelson, Jr.,
                                                   ------------------------
                                                   Allen T. Nelson, Jr.,
                                                   Senior Vice President and CFO