Form 10-Q
period 2000-09-30
CAPITAL BANK CORP
filed 2000-11-13
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                         Commission File Number 0-30062


                            CAPITAL BANK CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                      56-2101930
    --------------------------------           ------------------
    (State or other jurisdiction of            (IRS Employer
    incorporation or organization)             Identification No.)


                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
 -------------------------------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 645-6400
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X]  Yes      [_]   No

As of November 10, 2000, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.

        Item 1. Condensed Financial Statements

        Consolidated  statements  of  financial  condition at September 30,
               2000 (Unaudited) and December 31, 1999                          1

        Consolidated  statements of income (loss) for the three months
               ended September 30, 2000 and September 30, 1999 (Unaudited)     2

        Consolidated statements of income (loss) for the nine months ended     3
               September 30, 2000 and September 30, 1999 (Unaudited)

        Consolidated statements of comprehensive income (loss) for the three months ended September 30, 2000 and September 30, 1999 (Unaudited) 4

        Consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2000 and September 30, 1999 (Unaudited) 4

        Consolidated statements of cash flows for the nine months ended      5-6
               September 30, 2000 and September 30, 1999 (Unaudited)


        Notes  to consolidated financial statements                          7-9

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9-13


        Item 3. Quantitative and Qualitative Disclosures About Market Risk    13


PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                             13

        Item 2. Changes in Securities and Use of Proceeds                     13

        Item 3. Defaults Upon Senior Securities                               13

        Item 4. Submission of Matters to a Vote of Security Holders           14

        Item 5. Other Information                                             14

        Item 6. Exhibits and Reports on Form 8-K                              14


        Signatures                                                            15

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2000 and December 31, 1999

                                                                                  September 30,        December 31,
                                                                                      2000                1999
-------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands)        (Unaudited)
ASSETS
Cash and due from banks:
        Interest earning                                                            $ 11,451             $ 3,541
        Non-interest earning                                                           8,661               6,161
Federal funds sold                                                                     3,460               1,960
Investment securities - available for sale, at fair value                             54,687              46,581
Loans-net of unearned income and deferred fees                                       232,373             159,329
Allowance for loan losses                                                             (3,169)             (2,328)
                                                                                -------------       -------------
              Net loans                                                              229,204             157,001
                                                                                -------------       -------------
Premises and equipment, net                                                            5,154               3,501
Accrued interest receivable                                                            2,388               1,244
Deposit premium and goodwill, net                                                      4,756               1,617
Other assets                                                                           1,905                 731
                                                                                -------------       -------------
                    Total assets                                                   $ 321,666           $ 222,337
                                                                                =============       =============

LIABILITIES
Deposits:
        Demand, non-interest bearing                                                $ 20,506            $ 10,923
        Savings and interest bearing demand deposits                                  64,408              42,144
        Time deposits                                                                181,869             110,178
                                                                                -------------       -------------
              Total deposits                                                         266,783             163,245
                                                                                -------------       -------------
Accrued interest payable                                                                 881                 671
Repurchase agreements                                                                  7,475               4,818
Borrowings                                                                            10,000              20,000
Other liabilities                                                                      3,281               2,477
                                                                                -------------       -------------
                    Total liabilities                                                288,420             191,211

STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
        authorized; 3,658,689 shares issued and outstanding                           34,806              34,806
Accumulated deficit                                                                     (740)             (2,287)
Accumulated other comprehensive income (loss)                                           (820)             (1,393)
                                                                                -------------       -------------
                    Total stockholders' equity                                        33,246              31,126
                                                                                -------------       -------------
                    Total liabilities and stockholders' equity                     $ 321,666           $ 222,337
                                                                                =============       =============


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2000 and 1999


                                                                              2000                        1999
-----------------------------------------------------------------------------------------------------------------
                                  (In thousands except per share data)                      (Unaudited)
Interest income:
        Loans and loan fees                                                    $ 5,179                   $ 2,847
        Investment securities                                                      898                       710
        Federal funds and other interest income                                    322                       205
                                                                      -----------------         -----------------
              Total interest income                                              6,399                     3,762
                                                                      -----------------         -----------------

Interest expense:
        Deposits                                                                 3,291                     1,700
        Borrowings and repurchase agreements                                       279                       294
                                                                      -----------------         -----------------
              Total interest expense                                             3,570                     1,994
                                                                      -----------------         -----------------
              Net interest income                                                2,829                     1,768
Provision for loan losses                                                          255                       225
                                                                      -----------------         -----------------
              Net interest income after provision for loan losses                2,574                     1,543

Noninterest income:
        Service charges and other fees                                             265                       114
        Other noninterest income                                                   374                       220
                                                                      -----------------         -----------------
              Total noninterest income                                             639                       334
                                                                      -----------------         -----------------

Noninterest expenses:
        Salaries and employee benefits                                           1,483                       999
        Occupancy                                                                  239                       133
        Data processing                                                            171                        92
        Directors fees                                                              58                        64
        Advertising                                                                117                        58
        Furniture and equipment                                                    143                        77
        Amortization of intangibles                                                141                        54
        Other expenses                                                             261                       215
                                                                      -----------------         -----------------
              Total noninterest expenses                                         2,613                     1,692
                                                                      -----------------         -----------------
                   Net income before income tax expense                            600                       185
Income tax expense                                                                   -                         -
                                                                      -----------------         -----------------
                   Net income                                                    $ 600                     $ 185
                                                                      =================         =================

Earnings per share - basic and diluted                                          $ 0.16                    $ 0.05
                                                                      =================         =================

Dividends per share                                                                $ -                       $ -
                                                                      =================         =================


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Nine Months Ended September 30, 2000 and 1999

                                                                                             2000                   1999
---------------------------------------------------------------------------------------------------------------------------
                                      (In thousands except per share data) (Unaudited)
Interest income:
        Loans and loan fees                                                                   $ 13,475             $ 7,760
        Investment securities                                                                    2,504               2,183
        Federal funds and other interest income                                                    953                 457
                                                                                           ------------        ------------
              Total interest income                                                             16,932              10,400
                                                                                           ------------        ------------
Interest expense:
        Deposits                                                                                 8,311               4,871
        Borrowings and repurchase agreements                                                       917                 644
                                                                                           ------------        ------------
              Total interest expense                                                             9,228               5,515
                                                                                           ------------        ------------
              Net interest income                                                                7,704               4,885
Provision for loan losses                                                                          765                 624
                                                                                           ------------        ------------
              Net interest income after provision for loan losses                                6,939               4,261

Noninterest income:
        Service charges and other fees                                                             646                 319
        Other noninterest income                                                                   899                 587
                                                                                           ------------        ------------
              Total noninterest income                                                           1,545                 906
                                                                                           ------------        ------------

Noninterest expenses:
        Salaries and employee benefits                                                           3,996               2,845
        Occupancy                                                                                  550                 371
        Data processing                                                                            387                 255
        Directors fees                                                                             177                 189
        Advertising                                                                                328                 188
        Furniture and equipment                                                                    354                 210
        Amortization of intangibles                                                                333                 162
        Merger/acquisition related expenses                                                         90               1,647
        Other expenses                                                                             722                 572
                                                                                           ------------        ------------
              Total noninterest expenses                                                         6,937               6,439
                                                                                           ------------        ------------
                   Net income (loss) before income tax expense                                   1,547              (1,272)
Income tax expense (benefit)                                                                         -                 (40)
                                                                                           ------------        ------------
                   Net income (loss)                                                           $ 1,547            $ (1,232)
                                                                                           ============        ============

Earnings per share - basic and diluted                                                          $ 0.42             $ (0.34)
                                                                                           ============        ============

Dividends per share                                                                                $ -              $ 0.05
                                                                                           ============        ============


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
       INCOME (LOSS)
Three and Nine Months Ended September 30, 2000 and 1999

                                                                             2000                 1999
---------------------------------------------------------------------------------------------------------
                                                  (In thousands)                     (Unaudited)

Three month period ended September 30, 2000 and 1999:
       Net income before comprehensive items                                    $ 600              $ 185
       Unrealized gains on securities available for sale                          649                183
                                                                         -------------       ------------
            Comprehensive income                                              $ 1,249              $ 368
                                                                         =============       ============

Nine month period ended September 30, 2000 and 1999:
       Net income (loss) before comprehensive items                           $ 1,547           $ (1,232)
       Unrealized gains (losses) on securities available for sale                 573             (1,076)
                                                                         -------------       ------------
            Comprehensive income (loss)                                       $ 2,120           $ (2,308)
                                                                         =============       ============


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2000 and 1999

                                                                                    2000                   1999
------------------------------------------------------------------------------------------------------------------
                                                     (In thousands)                          (Unaudited)
Cash Flows From Operating Activities
       Net income (loss)                                                           $ 1,547              $ (1,232)
       Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
            Amortization of deposit premium and goodwill                               323                   162
            Depreciation                                                               451                   288
            Amortization of premium on securities, net                                  10                    36
            MRP and ESOP compensation                                                    -                   279
            Provision for loan losses                                                  765                   624
            Changes in assets and liabilities:
                Accrued interest receivable                                         (1,144)                 (289)
                Other assets                                                        (1,127)                  167
                Accrued interest payable and other liabilities                       1,014                 1,364
                                                                              -------------       ---------------
                     Net cash provided by operating activities                       1,839                 1,399
                                                                              -------------       ---------------
Cash Flows From Investing Activities
       Loan originations, net of principal repayments                              (47,540)              (27,634)
       Additions to premises and equipment                                          (1,561)                 (853)
       Purchase of Federal Home Loan Bank stock                                          -                  (395)
       Purchase of securities available for sale                                   (11,398)              (18,244)
       Proceeds from maturities of securities available for sale                     3,855                 5,485
       Proceeds from maturities of securities held to maturity                           -                 3,560
       Net cash from purchase of branches from
            Centura Bank                                                            37,013                     -
                                                                              -------------       ---------------
                     Net cash used in investing activities                         (19,631)              (38,081)
                                                                              -------------       ---------------
Cash Flows From Financing Activities
       Net increase in deposits                                                     37,045                14,135
       Net increase in repurchase agreements                                         2,657                 3,107
       Net increase (decrease) in borrowings                                       (10,000)               14,934
       Cash dividends                                                                    -                  (183)
                                                                              -------------       ---------------
                     Net cash provided by financing activities                    $ 29,702              $ 31,993
                                                                              -------------       ---------------


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Nine Months Ended September 30, 2000 and 1999

                                                                                2000               1999
----------------------------------------------------------------------------------------------------------
                                       (In thousands)                                (Unaudited)

                     Net change in cash and cash equivalents                  $ 11,910          $ (4,689)
       Cash and cash equivalents:
            Beginning                                                           11,662            26,765
                                                                            -----------       -----------

            Ending                                                            $ 23,572          $ 22,076
                                                                            ===========       ===========

Supplemental Disclosure of Cash Flow Information
       Transfers from loans to real estate acquired
            through foreclosure                                                   $ 32               $ -
                                                                            ===========       ===========

       Purchase of branches from Centura Bank:
            Loans and other assets acquired                                   $ 26,018               $ -
            Goodwill                                                             3,462                 -
            Deposits and other liabilities assumed                              66,493                 -
                                                                            -----------       -----------
                Net cash and cash equivalents                                 $ 37,013               $ -
                                                                            ===========       ===========



See Notes to Condensed Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.             Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000.

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

3.             Comprehensive Loss

Comprehensive income (loss) includes net income (loss) and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale. The Company's total comprehensive net loss and information concerning the Company's other comprehensive income items for the three and nine month periods ended September 30, 2000 and 1999 are as shown in the Condensed Consolidated Statements of Comprehensive Income (Loss).

4.             Earnings Per Share

The Bank is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 312,298 stock options outstanding in the calculation of diluted EPS would not be dilutive. For periods where the Bank has positive earnings, diluted EPS are presented due to the effect of those same options using the Treasury Stock method. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2000 and 1999.

                                                                      2000                    1999
                                                                 --------------------------------------
(In  thousands  except  number of shares)                                      (Unaudited)
Three month period ended September 30, 2000 and 1999:

Income available to stockholders - basic and diluted                       $ 600                 $ 185
                                                                 ================       ===============
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic                  3,709,005             3,675,036
Incremental shares from assumed exercise of stock
       options                                                             8,444                 7,147
                                                                 ----------------       ---------------
Weighted average number of shares outstanding - diluted                3,717,449             3,682,183
                                                                 ================       ===============

Nine month period ended September 30, 2000 and 1999:

Income (loss) available to stockholders - basic and diluted              $ 1,547              $ (1,232)
                                                                 ================       ===============
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic                  3,709,005             3,674,605
Incremental shares from assumed exercise of stock
       options - antidilutive during loss periods                          5,666                   n/a
                                                                 ----------------       ---------------
Weighted average number of shares outstanding - diluted                3,714,671             3,674,605
                                                                 ================       ===============




An aggregate of approximately 215,000 options were not included in the diluted calculation because the option exercise price exceeded the average fair market value of the associated shares.

5.             New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to fiscal years beginning after December 31, 2000. This statement is not expected to have a material impact on the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB 101"), Revenue Recognition in financial statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will evaluate the impact of SAB 101 as it enters into future collaboration agreements.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44") which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 is not expected to have a material impact on the Company.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine month periods ended September 30, 2000 and 1999 for Capital Bank Corporation and its wholly owned subsidiary, Capital Bank. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

In addition, on March 31, 1999 the Company completed its acquisition of Home Savings Bank of Siler City SSB, Inc. ("Home Savings Bank") in a stock-for-stock exchange in which the Company issued 1,181,038 shares of its Common Stock. On July 16, 1999, Home Savings Bank merged with Capital Bank to form one subsidiary under Capital Bank Corporation. Prior to the merger date, Home Savings Bank capitalized the holding company with an upstream dividend of $100,000. In conjunction with the merger, the common stock of Home Savings Bank was retired.

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

Financial Condition

Total consolidated assets of the Company for the quarter ended September 30, 2000 were $322 million compared to $222 million at December 31, 1999, an increase of $99 million, or 45%. On September 30, 2000, loans were $232 million, up $73 million, or 46%, compared to December 31, 1999. Investment securities were $55 million and federal funds sold were $3.5 million at September 30, 2000. During the nine month period ended September 30, 2000, cash and cash equivalents, including federal funds sold increased by $12 million due primarily to monies received from the acquisition of 5 branches from another area financial institution where the deposits and liabilities assumed exceeded the loans and other assets received by about $37 million. Earning assets represented 94% of total assets on September 30, 2000. The allowance for loan losses on September 30, 2000 was $3.2 million and represented approximately 1.36% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on September 30, 2000 were $267 million, an increase of $104 million or 63% from December 31, 1999. This increase was primarily due to the acquisition of about $66 million in deposits from another area financial institution and a large advertising campaign run by the Company with special rates and terms on certain Certificates of Deposit, whose growth of $72 million represented 69% of the total deposit growth. Borrowings decreased from $20 million at December 31, 1999 to $10 million at September 30, 2000, as the Company used funds received from the increase in deposits to pay down higher rate Federal Home Loan Bank advances. Total consolidated stockholders' equity was $33 million at September 30, 2000, an increase of $2.1 million from December 31, 1999, due to net income and increases in the market value of available for sale securities.

Results of Operations

For the three month period ended September 30, 2000, the Company reported net income of $600,000 or $.16 per share compared to $185,000 or $.05 per share for the same period in 1999. For the nine month period ended September 30, 2000, the Company reported net income of $1.5 million or $.42 per share compared to a loss of $1.2 million or $.34 per share for the same period of 1999. Included in the income for the nine month period ended September 30, 2000 were $90,000 of certain nonrecurring costs related to the acquisition of five branches from another area financial institution. Included in the loss for the nine month period ended September 30, 1999 were certain nonrecurring charges related to the establishment of the bank holding company and the acquisition of Home Savings of $1.6 million. Excluding those costs, the Company had consolidated net income from operations of approximately $415,000 or $0.11 per share for the nine month period ended September 30, 1999.

Net interest income in the third quarter of 2000 was $2.8 million, up 60% compared to $1.8 million in the third quarter of 1999. Net interest income for the nine month period ended September 30, 2000 was $7.7 million, up 58% compared to $4.9 million for the same period in 1999. Increases are primarily due to increased loan and deposit balances as compared to previous periods and the resulting net interest spread on those balances. The Company's net interest margin (net interest income as a percentage of average earning assets) was 3.82% and 3.81% for the three and nine month periods ended September 30, 2000, respectively.

The provision for loan losses was $255,000 and $765,000 for the three and nine month periods ended September 30, 2000, respectively. This provision was used to build the allowance for loan losses to a prudent level to support the Company's loan growth. At September 30, 2000, the allowance for loan losses was 1.36% of total loans. Loans 90 days or more past due totaled $365,000 and represented
 .16% of total loans on September 30, 2000.

Non-interest income for the three and nine months period ended September 30, 2000, was $639,000 and $1.5 million, respectively, compared to $334,000 and $906,000 for the same periods in 1999. The increases in non-interest income are primarily attributable to increases in fees associated with deposit accounts relative to the overall increase in deposits.

Non-interest expense for the three and nine month periods ended September 30, 2000, was $2.6 million and $6.9 million, respectively, compared to $1.7 million and $6.4 million for the same periods in 1999. Salaries and employee benefits, representing the largest expense category during the period, increased from $999,000 and $2.8 million for the three and nine month periods in 1999 to $1.5 million and $4.0 million for the same periods in 2000. These increases reflect an increase in the number of personnel employed by the Company as the Company must maintain adequate staffing levels in order to meet customer needs and to keep pace with its expected growth. As of September 30, 2000 the Company had 106 full-time equivalent employees. Mergers and acquisitions related expenses, the second largest expense category during the nine month period ended September 30, 1999, decreased from $1.6 million in 1999 relating to the establishment of a holding company and the merger of Home Savings Bank, to $90,000 in 2000 relating to the acquisition of five branches from another area financial institution. There were no mergers and acquisitions related expenses during the three month period ended September 30, 1999. Occupancy costs, the third highest component of non-interest expenses, increased from $133,000 and $371,000 for the three and nine month periods in 1999, respectively to $239,000 and $550,000 for the same respective periods in 2000. This increase is primarily associated with the addition of 5 branches as a result of the acquisition previously mentioned and the opening of new branches in Lee County and Wake County. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

At December 31, 1999, the Company had net deferred tax assets of $1.6 million resulting from timing differences associated with the deductibility of certain expenses reflected on the financial statements. Due to prior net operating losses, a valuation allowance was established for the net deferred tax assets in the amount of $1.3 million. During 2000, the Company has generated taxable income and the valuation allowance has been reversed to offset current tax expense of $786,000. Management will continue to monitor its financial performance to determine when the remaining allowance should be reversed.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $24 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 81% of total assets at September 30, 2000. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Stockholders' equity was $33 million or $9.09 per share at September 30, 2000. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At September 30, 2000, Capital Bank had a Tier 1 capital ratio of 12.0%, a total risk-based capital ratio of 13.2%, and a leverage ratio of 9.4%. These ratios substantially exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Recent Accounting Developments

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to fiscal years beginning after December 31, 2000. This statement is not expected to have a material impact on the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB 101"), Revenue Recognition in financial statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will evaluate the impact of SAB 101 as it enters into future collaboration agreements.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44") which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 is not expected to have a material impact on the Company.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in its portfolio risk from December 31, 1999 to September 30, 2000.

Part II - Other Information

Item 1    Legal Proceedings

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

None

Item 5                       Other Information

None

Item 6                       Exhibits and Reports on Form 8-K


 (a)           Exhibits

27.01          Financial Data Schedule


 (b)           Reports on Form 8-K

               No reports on form 8-K were filed during the period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPITAL BANK CORPORATION


Date:  November 10, 2000               By: /s/ Allen T. Nelson, Jr.,
                                           ---------------------------
                                           Allen T. Nelson, Jr.,
                                           Senior Vice President and CFO