Form 10-K
period 2000-12-31
CAPITAL BANK CORP
filed 2001-03-27
CIK 1071992

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission File Number 0-30062


                            CAPITAL BANK CORPORATION
             (Exact name of registrant as specified in its charter)

           North Carolina                              56-2101930
   (State of incorporation)             (I.R.S. Employer Identification Number)

              4901 Glenwood Avenue                          27612
             Raleigh, North Carolina                      (Zip Code)
     (Address of principal executive office)

       Registrant's telephone number, including area code: (919) 645-6400

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock, no par value per share, as of March 20, 2001, held by those persons deemed by the registrant to be non-affiliates was approximately $31,534,000.

         As of March 20, 2001, there were 3,658,689 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                      Where Incorporated
--------                                                      ------------------

1.   Portions of the registrant's Annual Report to
     Shareholders for the year ended December 31, 2000             Part II



2.   Portions of the registrant's Proxy Statement for the Annual
     Meeting of Shareholders to be held on April 19, 2001          Part III

                            CAPITAL BANK CORPORATION

                           Annual Report on Form 10-K

                                      INDEX


PART I.....................................................................................................1
   Item 1. Business........................................................................................1
   Item 2. Properties.....................................................................................11
   Item 3. Legal Proceedings..............................................................................12
   Item 4. Submission of Matters To A Vote Of Security Holders............................................12
PART II...................................................................................................12
   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..........................12
   Item 6. Selected Financial Data........................................................................12
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..........12
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk....................................12
   Item 8. Financial Statements and Supplementary Data....................................................13
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........13
PART III..................................................................................................13
   Item 10. Directors and Executive Officers of the Registrant............................................13
   Item 11. Executive Compensation........................................................................13
   Item 12. Security Ownership of Certain Beneficial Owners and Management................................13
   Item 13. Certain Relationships and Related Transactions................................................13
PART IV...................................................................................................14
   Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K..............................14
Forward-Looking Statements................................................................................15
Signatures................................................................................................16


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

         As of December 31, 2000, the Company had assets of approximately $343.6 million, gross loans outstanding of approximately $242.3 million and deposits of approximately $279.1 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is
(919) 645-6400. In addition to the corporate office, the Company has three branch offices in Raleigh, two in Cary, one in Siler City, two in Oxford, one in Warrenton, one in Woodland, one in Seaboard and three in Sanford, North Carolina.

         The Bank is a locally-owned community bank engaged in the general commercial banking business in Wake, Chatham, Northampton, Granville, Warren and Lee Counties, North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Northampton, Granville, Warren and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco.

         The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, businesses, agriculture, personal uses, home improvement and automobiles; equity lines of credit; credit cards; individual retirement accounts; safe deposit boxes; bank money orders; electronic funds transfer services including wire transfers; traveler's checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

Recent Developments

         On March 1, 2001, Capital Bank Corporation announced that it had formed an investment services subsidiary, agreed to acquire an independent branch brokerage office located in Raleigh and entered into a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James").

         The investment services subsidiary, Capital Bank Investment Services, Inc., will make available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. These investment services will include full-service securities brokerage, asset management, financial planning and retirement services, such as 401-k plans, all provided exclusively through Raymond James. These services will be available in the offices of Capital Bank through registered investment representatives.

         In a separate transaction that is subject to regulatory approval, Capital Bank Investment Services, Inc., has agreed to acquire an independent branch brokerage office from Rick C. Rogers. The business, which is located at 7610 Six Forks Road in Raleigh, has been owned and operated by Rogers as a branch office of Raymond James Financial Services since 1996. Rogers has been named President and Chief Executive Officer of Capital Bank Investment Services. Inc., and will serve on its board of directors.

         Capital Bank Investment Services, Inc., has also entered into a Nondeposit Investment Product Marketing Agreement with the Financial Institutions Division of Raymond James. Through this agreement, the two firms have formed a strategic alliance to provide a wide range of investment and advisory services to clients in the markets served by Capital Bank. Raymond James Financial Services is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF). Raymond James Financial has 5,000 Financial
Advisors in more than 1,900 locations throughout the United States and internationally. In addition, its asset management subsidiaries currently manage in excess of $17.6 billion. Through its Financial Institutions Division, Raymond James is a leading provider of third party investment services, serving more than 250 community banks nationwide.

Lending Activities and Deposits

         Loan Types and Lending Policies. The Company makes a variety of loans, including loans secured by real estate, loans for commercial purposes and loans to individuals for personal and household purposes. There were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company's emphasis on being a community-oriented financial institution, virtually all the Company's business activity is with customers located in the Cary, Siler City, Raleigh, Sanford and other Eastern North Carolina areas. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of these geographic regions.

         The Company uses a centralized risk management process to insure uniform credit underwriting that adheres to bank policy. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans and class and purpose coding of loans. Management believes that early detection of credit problems through regular contact with the Company's clients coupled with consistent reviews of the borrowers' financial condition are important factors in overall credit risk management.

         The  following   table  sets  forth,  as  of  December  31,  2000,  the
approximate composition of the Company's loan portfolio:

        Loan Type                                Amount              Percentage
                                             (in thousands)

        Commercial......................        $164,967                  68.1%
        Consumer........................          24,364                  10.1
        Real Estate.....................          27,423                  11.3
        Equity Lines....................          25,558                  10.5
                                                  ------                  ----

                    Total...............        $242,312                 100.0%
                                                ========                 =====


         Deposits. The majority of the Company's customers are individuals and small to medium-size businesses located in Wake, Chatham, Granville, Warren, Northampton and Lee Counties, North Carolina and contiguous areas. The Company's deposits and loans are well diversified, with no material concentration in a single industry or group of related industries. The management of the Company does not believe that the deposits or the business of the Company in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough, management believes, to have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in the same geographic area.

         The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 200:

                  Non-interest bearing demand .................      7.2%
                  Interest checking ...........................      8.9
                  Market rate investment ......................     13.5
                  Savings  ....................................      2.3
                  Time deposits
                    Under $100,000.............................     53.7
                    Equal to or over $100,000..................     14.4
                                                                   -----
                                                                   100.0%
                                                                   =====
Competition

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

Employees

         At March 15, 2001, the Company employed 125 persons, of which 114 were full-time and 11 were part-time. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

         Financial Holding Companies. On November 12, 1999, the President of the United States signed into law the Gramm-Leach-Bliley Act ("GLB"), which alters the regulatory framework for banking and other financial services companies. The GLB creates a new type of holding company called a "financial holding company." The new financial holding company structure allows banks, insurance companies, and securities firms to affiliate within a single entity, provided that the financial holding company satisfies and maintains certain new regulatory standards. Bank holding companies that meet these standards may elect to become financial holding companies, but if they remain bank holding companies, they are subject to the restrictions on their activities existing prior to the GLB, including those restrictions described above imposed by the BHCA.

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

         As of December 31, 2000, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.76%, 13.02% and 10.27%, respectively, all in excess of the minimum requirements.

         Bank Regulation

         The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Reserve. The Federal Reserve and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves and compliance with the Community Reinvestment Act of 1977 (the "CRA") as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

         The deposit accounts of the Bank are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

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

         Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. At December 31, 2000, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.76%, 13.02% and 10.27%, respectively, all in excess of the minimum requirements.

         The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to 27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments at rates set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

         Monetary Policy and Economic Controls

         The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits and limitations on interest rates that banks may pay on time and savings deposits.

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

Executive Officers

         The executive officers of the Company are as follows:


Name                           Age                Position With Company
----                           ---                ---------------------

James A. Beck                  48         President and Chief Executive Officer

Allen T. Nelson, Jr.           51         Senior Vice President, Chief
                                          Financial Officer and Secretary

Franklin G. Shell              42         Senior Vice President and Chief
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

         Franklin G. Shell has been employed with the Company since April 14, 1997, as its Senior Vice President and Chief Credit Officer. Prior thereto, from 1989, Mr. Shell was employed by the North Carolina-based bank, Branch Banking and Trust Company, serving as a commercial loan officer in its Raleigh, North Carolina office.

Item 2.           Properties.

         The Company currently leases property located at 4901 Glenwood Avenue, Raleigh, North Carolina for the its principal offices and a branch office. The lease is for approximately 17,500 square feet, of which approximately 14,500 square feet is for the Company's principal offices and the remainder for the branch office. In addition to this facility, the Company also has various branches and offices either owned or leased throughout its market area. The following table sets forth certain information regarding the Company's properties  as  of  December  31,  2000.  See  also  Note  6  to  the  Company's
Consolidated Financial Statements included in the Annual Report which is incorporated herein by reference.

                                      Owned/        Annual                                     Owned/        Annual
            Address                  Leased         Lease               Address               Leased         Lease
--------------------------------  -------------  ------------  --------------------------   ------------  ------------
Raleigh - Glenwood Ave.                                        Cary - Harrison Ave.
4901 Glenwood Avenue                 Leased       $ 320,300    915 North Harrison Ave.         Owned          N/A
Raleigh, NC 27612                                              Cary, NC 27513

Raleigh - Falls of Neuse Rd.                                   Cary - Kildaire Farm Rd.     Building Owned
4400 Falls of Neuse Rd.              Leased       $   56,500   1201 Kildaire Farm Rd.          Land
Raleigh, NC 27609                                              Cary, NC  27511                Leased        $ 16,000

Raleigh - Six Forks Rd.                                        Oxford - Main Office
8816 Six Forks Rd., Suite 101        Leased       $ 107,600    109 Hillsboro Street           Leased        $ 14,400
Raleigh, NC 27615                                              Oxford, NC  27565

Sanford - Main Office                                          Oxford - Linden Ave.
130 N. Steele Street                 Leased       $   31,200   703 Linden Ave.                 Owned          N/A
Sanford, NC 27330                                              Oxford, NC  27565

Sanford - Kendale Plaza                                        Seaboard Office
2800 Williams Street                 Leased       $   10,200   200 S. Main St.                Leased        $ 12,000
Sanford, NC 27330                                              Seaboard, NC  27876

Sanford - Tramway Crossing                                     Warrenton Office
2222 Jefferson Davis Highway         Owned           N/A       207 S. Main St.                 Owned          N/A
Sanford, NC 27330                                              Warrenton, NC  27589

Siler City Office                                              Woodland Office
300 East Raleigh St.                 Owned           N/A       123 E. Main St.                 Owned          N/A
Siler City, NC  27344                                          Woodland, NC  27897

Cary Lending Office
1150-5 Executive Circle              Leased       $   17,300
Cary, NC  27511



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

Item 4.           Submission of Matters To A Vote Of Security Holders.

         During the fourth quarter of the year ended December 31, 2000, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         Information relating to the market for the Company's Common Stock is incorporated by reference from page 39 of the 2000 Annual Report to Shareholders of Capital Bank Corporation, filed as Exhibit 13 to this report. Information relating to dividends on the Company's Common Stock is incorporated by reference from the section entitled "Capital Resources" on page 13 of the 2000 Annual
Report, filed as Exhibit 13 to this report, and from Note 11 in the Notes to Consolidated Financial Statements on page 30 of the 2000 Annual Report, filed as
Exhibit 13 to this report.

         Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2000 which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 100,800 shares of its Common Stock at a weighted average exercise price of $8.09 per share pursuant to the Company's Stock Option Plans.

Item 6.           Selected Financial Data.

         This information is incorporated by reference from page 1 of the 2000 Annual Report, filed as Exhibit 13 to this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This information is incorporated by reference from pages 6 through 14 of the 2000 Annual Report, filed as Exhibit 13 to this report.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

         This information is incorporated by reference from page 14 of the 2000 Annual Report, filed as Exhibit 13 to this report.

Item 8.           Financial Statements and Supplementary Data.

         This information is incorporated by reference from pages 15 through 36 of the 2000 Annual Report, filed as Exhibit 13 to this report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

         None.

                                    PART III

         This Part incorporates certain information from the definitive proxy statement (the "2001 Proxy Statement") for the 2001 Annual Meeting of Shareholders of Capital Bank Corporation, as filed with the Securities and Exchange Commission on March 13, 2001 which is not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.


Item 10. Directors and Executive Officers of the Registrant.

         Information concerning the Company's executive officers is included under the caption "Executive Officers" on pages 9 and 10 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the 2001 Proxy Statement.

Item 11. Executive Compensation.

         This information is incorporated by reference to the Company's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         This information is incorporated by reference to the Company's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         This information is incorporated by reference to the Company's 2001 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

         (a)(1)  Financial   Statements.   The  following  financial  statements
included in the 2000 Annual Report, filed as Exhibit 13 to this report, are incorporated by reference in Item 8 of this report:


                                                               Annual Report to
                                                               ----------------
   Financial Statements and Information                        Shareholders Page

Consolidated Balance Sheets dated as of December 31,
2000 and 1999                                                           15

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998                                        16

Consolidated Statements of Changes in Shareholders'
Equity for the years                                                    17
ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                      18 - 19


Notes to Consolidated Statements                                      20 - 36

Report of Independent Accountants                                       37

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

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K in the fourth quarter of the year ended December 31, 2000.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the day of March, 2001.

                                   CAPITAL BANK CORPORATION


                                   By:   /s/James A. Beck
                                         ----------------
                                         James A. Beck
                                         President and Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Beck and Allen T. Nelson, Jr., and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March __, 2001.


Signature                                          Title
---------                                          -----


/s/James A. Beck               President, Chief Executive Officer and Director
----------------
James A. Beck


/s/Allen T. Nelson, Jr.        Senior Vice President and Chief Financial Officer
----------------------
Allen T. Nelson, Jr.


/s/Charles F. Atkins           Director
--------------------
Charles F. Atkins


/s/Lamar Beach                 Director
--------------
Lamar Beach


/s/Edwin E. Bridges            Director
-------------------
Edwin E. Bridges


/s/William C. Burkhardt        Director
----------------------
William C. Burkhardt


/s/ L.I. Cohen, Jr.            Director
-------------------
L.I. Cohen, Jr.


/s/David G. Gospodarek         Director
----------------------
David G. Gospodarek


/s/Carolyn W. Grant            Director
-------------------
Carolyn W. Grant

Signature                                          Title
---------                                          -----

/s/John F. Grimes             Director
-----------------
John F. Grimes


/s/ Darleen M. Johns         Director
--------------------
Darleen M. Johns

/s/Robert L. Jones           Director
------------------
Robert L. Jones

/s/ Oscar A. Keller, III     Chairman of the Board of Directors
-----------------------
Oscar A. Keller, III

/s/ Oscar A. Keller, Jr.      Director
------------------------
Oscar A. Keller, Jr.

/s/ Vernon Malone             Director
-----------------
Vernon Malone

/s/ George R. Perkins, III    Director
---------------------------
George R. Perkins, III

/s/ Don W. Perry              Director
----------------
Don W. Perry

/s/J. Rex Thomas             Director
----------------
J. Rex Thomas

/s/ Bruce V. Wainright       Director
----------------------
Bruce V. Wainright

/s/ Samuel J. Wornom, III    Director
-------------------------
Samuel J. Wornom, III

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.        Description

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

10.07(1,2)         Letter agreement,  dated April 10, 1997,  between the Company and Franklin G. Shell regarding employment terms.

10.08(1,2)         Incentive Stock Option Plan

10.9(1,2)          Non-Qualified Stock Option Plan

10.10(1,2)         Deferred Compensation Plan for Outside Directors

10.11(2) Change in Control Agreement, dated February 1, 2000 between Capital Bank and Allen T. Nelson, Jr.

10.12(2) Change in Control Agreement, dated February 27, 2000 between Capital Bank and Franklin G. Shell

10.13(1) Agreement, dated May 5, 1997, between Alphanumeric Systems Inc. and the Company

10.14(1) Master Service Agreement, dated June 23, 1997, between Central Service Corporation and the Company.

10.15(1) Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company.

10.16 Lease Agreement, dated November 3, 1999, between Beacon Center Properties, LLC and the Company.

13 Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2000.

21                 Subsidiaries of the Registrant

23                 Consent of Independent Accountants

99                 Risk Factors Relating to the Company


--------------------------
1 Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999.

2  Denotes a management contract or compensatory plan, contract or arrangement.