Form 10-Q
period 2001-03-31
CAPITAL BANK CORP
filed 2001-05-10
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
                ------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (919) 645-6400
                                                         ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ____No

As of May 10, 2001, there were issued and outstanding 3,658,689 shares of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                             Page No.
        Item 1. Financial Statements

        Condensed consolidated statements of financial condition at March 31, 2001
              (Unaudited) and December 31, 2000                                                1

        Condensed consolidated statements of income for the three months ended
              March 31, 2001 and 2000 (Unaudited)                                              2

        Condensed consolidated statements of comprehensive income for the three
              months ended March 31, 2001 and 2000 (Unaudited)                                 3

        Condensed consolidated statements of cash flows for the three months ended
              March 31, 2001 and 2000 (Unaudited)                                          4 - 5

        Notes to consolidated financial statements                                         6 - 7

        Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       8 - 11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                    12


PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                                             12

        Item 2. Changes in Securities and Use of Proceeds                                     12

        Item 3. Defaults Upon Senior Securities                                               12

        Item 4. Submission of Matters to a Vote of Security Holders                           12

        Item 5. Other Information                                                             12

        Item 6. Exhibits and Reports on Form 8-K                                              12


        Signatures                                                                            13

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and December 31, 2000

                                                                                  March 31,           December 31,
                                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------------------
                                                  (In thousands)                (Unaudited)
ASSETS
Cash and due from banks:
      Interest earning                                                          $   5,859              $  16,724
      Non-interest earning                                                         12,398                 10,952
Federal funds sold                                                                    557                    750
Investment securities - available for sale, at fair value                          70,895                 61,947
Loans-net of unearned income and deferred fees                                    261,731                242,275
Allowance for loan losses                                                          (3,754)                (3,463)
                                                                                ---------              ---------
         Net loans                                                                257,977                238,812
                                                                                ---------              ---------
Premises and equipment, net                                                         5,434                  5,149
Accrued interest receivable                                                         2,331                  2,346
Deposit premium and goodwill, net                                                   4,488                  4,615
Deferred tax assets                                                                 1,859                  1,412
Other assets                                                                        1,011                    913
                                                                                ---------              ---------
             Total assets                                                       $ 362,809              $ 343,620
                                                                                =========              =========

LIABILITIES
Deposits:
      Demand, non-interest bearing                                              $  26,628              $  20,346
      Savings and interest bearing demand deposits                                 75,242                 68,701
      Time deposits                                                               187,138                190,047
                                                                                ---------              ---------
         Total deposits                                                           289,008                279,094
                                                                                ---------              ---------
Accrued interest payable                                                            1,038                    968
Repurchase agreements                                                               8,694                  9,804
Borrowings                                                                         25,000                 15,000
Other liabilities                                                                   3,047                  3,739
                                                                                ---------              ---------
             Total liabilities                                                    326,787                308,605

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
      authorized; 3,658,689 shares issued and outstanding                          34,806                 34,806
Retained earnings (deficit)                                                           823                   (114)
Accumulated other comprehensive income                                                393                    323
                                                                                ---------              ---------
             Total shareholders' equity                                            36,022                 35,015
                                                                                ---------              ---------
             Total liabilities and shareholders' equity                         $ 362,809              $ 343,620
                                                                                =========              =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2001 and 2000

                                                                                   2001                   2000
------------------------------------------------------------------------------------------------------------------
                         (In thousands except per share data)                   (Unaudited)

Interest income:
      Loans and loan fees                                                         $ 5,538               $ 3,666
      Investment securities                                                         1,179                   765
      Federal funds and other interest income                                         158                   131
                                                                                  -------               -------
         Total interest income                                                      6,875                 4,562
                                                                                  -------               -------

Interest expense:
      Deposits                                                                      3,590                 2,085
      Borrowings and repurchase agreements                                            386                   322
                                                                                  -------               -------
         Total interest expense                                                     3,976                 2,407
                                                                                  -------               -------
         Net interest income                                                        2,899                 2,155
Provision for loan losses                                                             300                   255
                                                                                  -------               -------
         Net interest income after provision for loan losses                        2,599                 1,900

Noninterest income:
      Service charges and other fees                                                  290                   153
      Net gain on sale of securities                                                   50                    --
      Other noninterest income                                                        456                   224
                                                                                  -------               -------
         Total noninterest income                                                     796                   377
                                                                                  -------               -------

Noninterest expenses:
      Salaries and employee benefits                                                1,510                   973
      Occupancy                                                                       274                   138
      Data processing                                                                 152                    93
      Directors fees                                                                   55                    60
      Advertising                                                                     109                   104
      Furniture and equipment                                                         184                    90
      Amortization of intangibles                                                     141                    54
      Other expenses                                                                  389                   365
                                                                                  -------               -------
         Total noninterest expenses                                                 2,814                 1,877
                                                                                  -------               -------
            Net income before income tax expense                                      581                   400
Income tax expense (benefit)                                                         (356)                   --
                                                                                  -------               -------
            Net income                                                            $   937               $   400
                                                                                  =======               =======

Earnings per share - basic and diluted                                            $  0.25               $  0.11
                                                                                  =======               =======


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2001 and 2000

                                                                                     2001                2000
-----------------------------------------------------------------------------------------------------------------
                                                (In thousands)                   (Unaudited)

Three month period ended March 31, 2001:
      Net income before comprehensive items                                        $   937              $   400
      Reclassification of gains recognized in net income                               (50)                  --
      Unrealized gains (losses) on securities available for sale
            net of deferred tax effect                                                 120                 (240)
                                                                                   -------              -------
         Comprehensive income                                                      $ 1,007              $   160
                                                                                   =======              =======


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000

                                                                                   2001           2000
-----------------------------------------------------------------------------------------------------------
                                                        (In thousands)          (Unaudited)

Cash Flows From Operating Activities
      Net income                                                                $    937        $    400
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Amortization of deposit premium and goodwill                                141              54
         Depreciation                                                                207             125
         Gain on sale of equipment                                                    (1)             --
         Gain on sale of securities available for sale                               (50)             --
         Amortization of premium on securities, net                                  (76)             10
         Deferred income tax benefits                                               (694)           (202)
         Provision for loan losses                                                   300             255
         Changes in assets and liabilities:
            Accrued interest receivable                                               15            (151)
            Other assets                                                             (98)           (336)
            Accrued interest payable and other liabilities                          (622)            204
                                                                                --------        --------
                Net cash provided by operating activities                             59             359
                                                                                --------        --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                             (19,465)        (16,149)
      Additions to premises and equipment                                           (518)           (278)
      Proceeds from sale of equipment                                                 27              --
      Purchase of Federal Home Loan Bank stock                                      (250)             --
      Purchase of securities available for sale                                  (26,715)         (1,468)
      Proceeds from maturities of securities available for sale                   12,410             794
      Proceeds from sale of securities available for sale                          6,050              --
      Capitalized purchase costs                                                     (14)             --
                                                                                --------        --------
                Net cash used in investing activities                            (28,475)        (17,101)
                                                                                --------        --------
Cash Flows From Financing Activities
      Net increase in deposits                                                     9,914          26,465
      Net increase in repurchase agreements                                       (1,110)          1,192
      Net increase (decrease) in borrowings                                       10,000          (5,000)
                                                                                --------        --------
                Net cash provided by financing activities                       $ 18,804        $ 22,657
                                                                                --------        --------


                                                                                       (continued)


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Three Months Ended March 31, 2001 and 2000

                                                                                   2001                2000
----------------------------------------------------------------------------------------------------------------
                                                          (In thousands)        (Unaudited)
                Net change in cash and cash equivalents                           $ (9,612)          $  5,915
      Cash and cash equivalents:
         Beginning                                                                  28,426             11,662
                                                                                  --------           --------

         Ending                                                                   $ 18,814           $ 17,577
                                                                                  ========           ========

Supplemental Disclosure of Cash Flow Information
      Transfers from loans to real estate acquired
         through foreclosure                                                      $     --           $     32
                                                                                  ========           ========
      Cash paid for:
         Income taxes                                                             $    815           $    319
                                                                                  ========           ========
         Interest                                                                 $  3,906           $  2,437
                                                                                  ========           ========

See Notes to Condensed Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.   Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and it's wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's 2000 Annual Report on form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 2000 Capital Bank Corporation annual report.

2.   Comprehensive Loss Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to realized and unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive net income and information concerning the Company's other comprehensive income items for the three month period ended March 31, 2001 and 2000 are as shown in the Condensed Consolidated Statements of Comprehensive Income.

3.   Earnings Per Share

The Bank is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 160,148 stock options outstanding in the calculation of diluted EPS would not be dilutive. For periods where the Bank has positive earnings, diluted EPS are presented due to the effect of those same options using the Treasury Stock method. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2001 and 2000.

                                                                2001                   2000
                                                            ----------------------------------
(In thousands except number of shares)                                 (Unaudited)

Three month periods ended March 31, 2001 and 2000:
Income available to stockholders - basic and diluted        $      937              $      400
                                                            ==========              ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic        3,732,840               3,709,005
Incremental shares from assumed exercise of stock
      options                                                   21,260                     806
                                                            ----------              ----------
Weighted average number of shares outstanding - diluted      3,754,100               3,709,811
                                                            ==========              ==========


An aggregate of approximately 375,395 options were not included in the diluted calculation because the option exercise price exceeded the average fair market value of the associated shares.

4.   Income Taxes

Prior to the three month period ended March 31, 2001, the Corporation recorded minimal income tax expenses. This was due primarily to the generation of consolidated net operating losses during the start up phase and the establishment of a valuation allowance against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. Since the Company has had eight successive quarters of profitability since March, 1999, management determined during the three month period ended March 31, 2001 that the Company will be able to utilize those assets in the future. Accordingly, during the period ended March 31, 2001, the remaining valuation allowances were reversed and all reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one time net tax benefit of $356,000. In the future, the Company will be fully taxable.

5.   New Accounting Pronouncements

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

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three month periods ended March 31, 2001 and 2000 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital
Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. Capital Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into Capital Bank Corporation. In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned.

Prior to April 14, 2000, the Bank operated primarily throughout the central part of North Carolina with branch facilities located in Raleigh (1), Cary (2), Sanford (3), and Siler City (1). In April, 2000, the Bank acquired 5 branches from another area financial institution which was accounted for as a purchase transaction. The transaction included branches in the eastern part of North Carolina including Oxford (2), Warrenton (1), Seaboard (1), and Woodland (1). In June, 2000, the Bank opened a new branch and moved its corporate headquarters to an office on Glenwood Avenue in Raleigh, North Carolina. In January 2001, the Bank opened an additional branch in Raleigh bringing the total to 3 branches in Raleigh.

On March 1, 2001, Capital Bank Corporation announced that it had formed Capital Bank Investment Services, Inc., an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh, North Carolina.

CBIS will make available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. These investment services will include full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). These services will be available in the offices of Capital Bank through registered investment representatives.

As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiaries, Capital Bank and Capital Bank Investment Services, Inc., after the holding company reorganization.

The Company has no operations other than those of its subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. The Bank is a full-service community bank and the Investment Company is a full service brokerage firm. The Company's profitability depends principally upon the net interest income, provision for loan losses, non-interest income and non-interest expenses of the Bank and the net commissions generated by CBIS.

Financial Condition

Total consolidated assets of the Company for the quarter ended March 31, 2001 were $362.8 million compared to $343.6 million at December 31, 2000, an increase of $19.2 million, or 5.6%. On March 31, 2001, loans were $261.7 million, up $19.5 million, or 8.0%, compared to December 31, 2000. Investment securities were $70.9 million and federal funds sold were $557,000 at March 31, 2001. During the three month period ended March 31, 2001, cash and cash equivalents, including federal funds sold, decreased by $9.6 million due primarily to the increase in loans, which is an outlay of cash, exceeding the increase in deposits by $9.6 million. Earning assets represented 93% of total assets on March 31, 2001. The allowance for loan losses on March 31, 2001 was $3.8 million and represented approximately 1.43% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on March 31, 2001 were $289.0 million, an increase of $9.9 million or 3.6% from December 31, 2000. In addition to the increase in total deposits, there was a large shift in deposit mix as total Certificates of Deposit balances declined and demand deposit and interest bearing demand deposit account balances increased. During the three month period ended March 31, 2001, Certificates of Deposit decreased by $2.9 million, or 1.53% from $190.0 million to $187.1 million. At the same time, non-interest bearing demand deposit accounts increased $6.3 million, or 30.9%, from $20.3 million to $26.6 million and savings and interest bearing demand deposit accounts increased $6.5 million, or 9.5%, from $68.7 million to $75.5 million. The overall change in deposit mix was the result of a conscious effort on management's part to attract lower cost core deposits such as money market and interest bearing checking accounts along with an effort to reduce the overall rates paid on Certificates of Deposit while still remaining price competitive. Borrowings increased from $15.0 million at December 31, 2000 to $25.0 million at March 31, 2001, as the Company took advantage of the low rates currently being offered by the Federal Home Loan Bank and leveraged those additional borrowings into higher yielding investments. Total consolidated shareholders' equity was $36.0 million at March 31, 2001, an increase of $1.0 million from December 31, 2000, due primarily to net income.

Results of Operations

For the three month period ended March 31, 2001, the Company reported net income of $937,000 or $.25 per share compared to $400,000 or $.11 per share for the same period in 2000. Net interest income in the first quarter of 2001 was $2.9 million, up 34.5% compared to $2.2 million in the first quarter of 2000. The increase was primarily due to increased loan and deposit balances as compared to previous periods and the resulting net interest spread on those balances. The Company's net interest margin (net interest income as a percentage of average earning assets) was 3.51% for the three month period ended March 31, 2001, compared to 3.82% in the same period in 2000.

The provision for loan losses was $300,000 for the three month period ended March 31, 2001. This provision was used to build the allowance for loan losses to a prudent level to support the Company's loan growth. At March 31, 2001, the allowance for loan losses was 1.43% of total loans. Loans 90 days or more past due totaled $404,000 and represented .15% of total loans on March 31, 2001.

Non-interest income for the three month period ended March 31, 2001, was $796,000 , compared to $377,000 for the same period in 2000. The increase in non-interest income is primarily attributable to increases in fees associated with deposit accounts relative to the overall increase in deposits and a large increase in fees associated with the mortgage loan origination department, which had a large increase in activity as the result of the lower interest rate environment. Mortgage loan origination fees increased from $167,000 in the first quarter of 2000 to $375,000 in the first quarter of 2001.

Non-interest expense for the three month period ended March 31, 2001, was $2.8 million, compared to $1.9 million for the same period in 2000. Salaries and employee benefits, representing the largest expense category during the period, increased from $973,000 for the three month period in 2000 to $1.5 million for the same period in 2001. These increases reflect an increase in the number of personnel employed by the Company to maintain adequate staffing levels to meet customer needs and keep pace with its expected growth. As of March 31, 2001, the Company had 124 full-time equivalent employees compared to 77 for the same period in 2000. Occupancy costs, the second highest component of non-interest expenses, increased from $138,000 for the three month period in 2000 to $274,000 for the same period in 2001. This increase is primarily associated with the acquisition of 5 branches and the opening of two new branches in Wake County. Although management expects non-interest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

At March 31, 2001, the Company had net deferred tax assets of $1.9 million resulting from timing differences associated with the deductibility of certain expenses reflected on the financial statements. Due to prior net operating losses, a valuation allowance was established against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. During the year ended December 31, 2000, the Company was able to use deferred tax benefits and to record deferred tax assets only to the extent those amounts offset current taxes. During the period ended March 31, 2001, the remaining valuation allowances were reversed and all reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000. In the future, the Company will be fully taxable.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $18.8 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 78% of total assets at March 31, 2001. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $36.0 million or $9.85 per share at March 31, 2001. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At March 31, 2001, Capital Bank had a Tier 1 capital ratio of 11.2%, a total risk-based capital ratio of 12.4%, and a leverage ratio of 9.0%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk
------     ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 2000 to March 31, 2001.

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

                 None

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


                                        CAPITAL BANK CORPORATION


Date:  May 10, 2001                     By:     /s/ Allen T. Nelson, Jr.
                                            ----------------------------------
                                                  Allen T. Nelson, Jr.,
                                              Senior Vice President and CFO