Form 10-Q
period 2001-06-30
CAPITAL BANK CORP
filed 2001-08-13
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]   No   [   ]

As of August 10, 2001, there were 3,658,689 shares issued and 3,641,689 shares outstanding of the Registrant's common stock, no par value.

                                          Capital Bank Corporation

                                                  CONTENTS

 PART I - FINANCIAL INFORMATION                                                                   Page No.
       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at June 30, 2001
            (Unaudited) and December 31, 2000                                                            1
       Condensed consolidated statements of income for the three months ended
            June 30, 2001 and 2000 (Unaudited)                                                           2
       Condensed consolidated statements of income for the six months ended
            June 30, 2001 and 2000 (Unaudited)                                                           3
       Condensed consolidated statements of comprehensive income for the three
            and six months ended June 30, 2001 and 2000 (Unaudited)                                      4
       Condensed consolidated statements of cash flows for the six months ended
            June 30, 2001 and 2000 (Unaudited)                                                       5 - 6
       Notes to consolidated financial statements                                                    7 - 9

       Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   9 - 14

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                               14

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                                        14

       Item 2. Changes in Securities and Use of Proceeds                                                14

       Item 3. Defaults Upon Senior Securities                                                          14

       Item 4. Submission of Matters to a Vote of Security Holders                                 14 - 15

       Item 5. Other Information                                                                        15

       Item 6. Exhibits and Reports on Form 8-K                                                         15


       Signatures                                                                                       16


CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001 and December 31, 2000
                                                                 June 30,   December 31,
                                                                   2001          2000
---------------------------------------------------------------------------------------
                                             (In thousands)   (Unaudited)
ASSETS Cash and due from banks:
      Interest earning                                         $   2,367      $  16,724
      Non-interest earning                                        12,509         10,952
Federal funds sold                                                 5,581            750
Investment securities - available for sale, at fair value         78,085         61,947
Loans-net of unearned income and deferred fees                   268,132        242,275
Allowance for loan losses                                         (4,038)        (3,463)
                                                               ---------      ---------
         Net loans                                               264,094        238,812
Premises and equipment, net                                        5,302          5,149
Accrued interest receivable                                        2,002          2,346
Deposit premium and goodwill, net                                  4,381          4,615
Deferred tax assets                                                1,982          1,412
Other assets                                                       1,059            913
                                                               ---------      ---------
            Total assets                                       $ 377,362      $ 343,620
                                                               =========      =========

LIABILITIES
Deposits:
      Demand, non-interest bearing                             $  24,831      $  20,346
      Savings and interest bearing demand deposits                85,684         68,701
      Time deposits                                              185,573        190,047
                                                               ---------      ---------
         Total deposits                                          296,088        279,094
                                                               ---------      ---------
Accrued interest payable                                             997            968
Repurchase agreements                                             11,189          9,804
Borrowings                                                        30,000         15,000
Other liabilities                                                  2,888          3,739
                                                               ---------      ---------
            Total liabilities                                    341,162        308,605

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
      authorized; 3,658,689 shares issued                         34,806         34,806
Retained earnings (deficit), substantially restricted              1,185           (114)
Accumulated other comprehensive income                               389            323
Less: Treasury Stocks, no par value; 17,000 shares at cost          (180)          --
                                                               ---------      ---------
            Total shareholders' equity                            36,200         35,015
                                                               ---------      ---------
            Total liabilities and shareholders' equity         $ 377,362      $ 343,620
                                                               =========      =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2001 and 2000
                                                                 2001        2000
----------------------------------------------------------------------------------
                 (In thousands except per share data)                (Unaudited)
Interest income:
      Loans and loan fees                                        $5,402     $4,630
      Investment securities                                       1,145        841
      Federal funds and other interest income                       169        500
                                                                 ------     ------
         Total interest income                                    6,716      5,971
                                                                 ------     ------
Interest expense:
      Deposits                                                    3,460      2,935
      Borrowings and repurchase agreements                          456        316
                                                                 ------     ------
         Total interest expense                                   3,916      3,251
                                                                 ------     ------
         Net interest income                                      2,800      2,720
Provision for loan losses                                           300        255
                                                                 ------     ------
         Net interest income after provision for loan losses      2,500      2,465
Noninterest income:
      Service charges and other fees                                413        228
      Net gain on sale of securities                                 27       --
      Other noninterest income                                      694        301
                                                                 ------     ------
         Total noninterest income                                 1,134        529
                                                                 ------     ------
Noninterest expenses:
      Salaries and employee benefits                              1,584      1,206
      Occupancy                                                     289        173
      Data processing                                               160        123
      Directors fees                                                 50         59
      Advertising                                                    94        107
      Furniture and equipment                                       188        121
      Amortization of intangibles                                   150        138
      Other expenses                                                542        520
                                                                 ------     ------
         Total noninterest expenses                               3,057      2,447
                                                                 ------     ------
            Net income before income tax expense                    577        547
Income tax expense                                                  215       --
                                                                 ------     ------
            Net income                                           $  362     $  547
                                                                 ======     ======
Earnings per share - basic and diluted                           $ 0.10     $ 0.15
                                                                 ======     ======



See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2001 and 2000
                                                                   2001          2000
---------------------------------------------------------------------------------------
                         (In thousands except per share data)          (Unaudited)
Interest income:
      Loans and loan fees                                        $ 10,940      $  8,296
      Investment securities                                         2,324         1,606
      Federal funds and other interest income                         327           631
                                                                 --------      --------
         Total interest income                                     13,591        10,533
                                                                 --------      --------
Interest expense:
      Deposits                                                      7,050         5,020
      Borrowings and repurchase agreements                            842           638
                                                                 --------      --------
         Total interest expense                                     7,892         5,658
                                                                 --------      --------
         Net interest income                                        5,699         4,875
Provision for loan losses                                             600           510
                                                                 --------      --------
         Net interest income after provision for loan losses        5,099         4,365
Noninterest income:
      Service charges and other fees                                  703           381
      Net gain on sale of securities                                   77          --
      Other noninterest income                                      1,150           525
                                                                 --------      --------
         Total noninterest income                                   1,930           906
                                                                 --------      --------
Noninterest expenses:
      Salaries and employee benefits                                3,094         2,179
      Occupancy                                                       563           311
      Data processing                                                 312           216
      Directors fees                                                  105           119
      Advertising                                                     203           211
      Furniture and equipment                                         372           211
      Amortization of intangibles                                     291           192
      Other expenses                                                  931           885
                                                                 --------      --------
         Total noninterest expenses                                 5,871         4,324
                                                                 --------      --------
            Net income before income tax expense                    1,158           947
Income tax expense (benefit)                                         (141)         --
                                                                 --------      --------
            Net income                                           $  1,299      $    947
                                                                 ========      ========
Earnings per share - basic and diluted                           $   0.35      $   0.26
                                                                 ========      ========


See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME
Three and Six Months Ended June 30, 2001 and 2000
                                                                       2001                2000
---------------------------------------------------------------------------------------------------
                                         (In thousands)                      (Unaudited)
Three month period ended June 30, 2001 and 2000:
      Net income before comprehensive items                          $   362            $   547
      Reclassification of gains recognized in net income                 (27)              --
      Unrealized gains on securities available for sale
            net of deferred tax effect                                    23                164
                                                                     ---------          ---------
         Comprehensive income                                        $   358            $   711
                                                                     =========          =========
Six month period ended June 30, 2001 and 2000:
      Net income before comprehensive items                          $ 1,299            $   947
      Reclassification of gains recognized in net income                 (77)              --
      Unrealized gains (losses) on securities available for sale
            net of deferred tax effect                                   143                (76)
                                                                     ---------          ---------
         Comprehensive income                                        $ 1,365            $   871
                                                                     =========          =========



See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000
                                                                       2001         2000
-------------------------------------------------------------------------------------------
                                        (In thousands)                    (Unaudited)
Cash Flows From Operating Activities
      Net income                                                    $  1,299      $    947
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of deposit premium and goodwill                    291           192
         Depreciation                                                    417           272
         Gain on sale of equipment                                        (3)         --
         Gain on sale of securities available for sale                   (77)         --
         Amortization of premium on securities, net                     (149)           13
         Deferred income tax benefits                                   (815)         (541)
         Provision for loan losses                                       600           510
         Changes in assets and liabilities:
            Accrued interest receivable                                  344          (739)
            Other assets                                                (146)         (399)
            Accrued interest payable and other liabilities              (822)        1,638
                                                                    --------      --------
                Net cash provided by operating activities                939         1,893
                                                                    --------      --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                 (25,882)      (29,558)
      Additions to premises and equipment                               (605)       (1,102)
      Proceeds from sale of equipment                                     38          --
      Purchase of Federal Home Loan Bank stock                          (500)         --
      Purchase of securities available for sale                      (50,347)       (9,497)
      Proceeds from maturities of securities available for sale       26,232         1,839
      Proceeds from sale of securities available for sale              9,014          --
      Capitalized purchase costs                                         (57)         --
      Net cash from purchase of branches from
         Centura Bank                                                   --          37,013
                                                                    --------      --------
                Net cash used in investing activities                (42,107)       (1,305)
                                                                    --------      --------
Cash Flows From Financing Activities
      Net increase in deposits                                        16,994        26,254
      Net increase in repurchase agreements                            1,385         2,870
      Net increase (decrease) in borrowings                           15,000        (5,000)
      Purchase of treaasury stock                                       (180)         --
                                                                    --------      --------
                Net cash provided by financing activities           $ 33,199      $ 24,124
                                                                    --------      --------



                                                                     (continued)


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2001 and 2000

                                                              2001          2000
----------------------------------------------------------------------------------
                                       (In thousands)              (Unaudited)
                Net change in cash and cash equivalents     $ (7,969)     $ 24,712
      Cash and cash equivalents:
         Beginning                                            28,426        11,662
                                                            ---------     ---------
         Ending                                             $ 20,457      $ 36,374
                                                            =========     =========

Supplemental Disclosure of Cash Flow Information
      Transfers from loans to real estate acquired
         through foreclosure                                $   --        $     32
      Cash paid for:
         Income taxes                                       $    555      $    385
         Interest                                           $  7,863      $  5,482



See Notes to Condensed Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and it's wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's 2000 Annual Report on form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 2000 Capital Bank Corporation annual report.

2.       Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to realized and unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive net income and information concerning the Company's other comprehensive income items for the three and six month periods ended June 30, 2001 and 2000 are as shown in the Condensed Consolidated Statements of Comprehensive Income.

3.       Earnings Per Share

The Bank is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For Capital Bank Corporation, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2001 and 2000.

                                                               2001           2000
-------------------------------------------------------------------------------------
(In thousands except number of shares)                           (Unaudited)
Three month periods ended June 30, 2001 and 2000:

Income available to stockholders - basic and diluted        $      362     $      547
                                                            ==========     ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic        3,723,785      3,709,005
Incremental shares from assumed exercise of stock
      options                                                   31,101          7,747
                                                            ----------     ----------
Weighted average number of shares outstanding - diluted      3,754,886      3,716,752
                                                            ==========     ==========


Six month periods ended June 30, 2001 and 2000:

Income available to stockholders - basic and diluted        $    1,299     $      947
                                                            ==========     ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic        3,728,288      3,709,005
Incremental shares from assumed exercise of stock
      options                                                   26,181          4,412
                                                            ----------     ----------
Weighted average number of shares outstanding - diluted      3,754,469      3,713,417
                                                            ==========     ==========

Total options of 171,100 were used in the diluted calculation. An aggregate of approximately 149,200 options were not included in the diluted calculation because the option exercise price exceeded the average fair market value of the associated shares.

4.       Income Taxes

Prior to the three month period ended March 31, 2001, the Corporation recorded minimal income tax expenses. This was due primarily to the generation of consolidated net operating losses during the start up phase and the establishment of a valuation allowance against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. Since the Company has had eight successive quarters of profitability since March, 1999, management determined during the three month period ended March 31, 2001 that the Company will be able to utilize those assets in the future. Accordingly, during the period ended March 31, 2001, the remaining valuation allowances were reversed and all reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one time net tax benefit of $356,000. Beginning in the three month period ended June 30, 2001 the Company recorded income taxes based on being a fully taxable organization.

5.       New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, Business Combinations, that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evaluating the effect of adopting these pronouncements.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three and six month periods ended June 30, 2001 and 2000 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's election to become a financial holding company was effective April 23, 2001. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. Capital Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into Capital Bank Corporation. In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned.

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

CBIS makes available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. These investment services include full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). These services will be available in the offices of Capital Bank through registered investment representatives.

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

Financial Condition

Total consolidated assets of the Company for the quarter ended June 30, 2001 were $377.4 million compared to $343.6 million at December 31, 2000, an increase of $33.7 million, or 9.8%. On June 30, 2001, loans were $268.1 million, up $25.9 million, or 10.7%, compared to December 31, 2000. Investment securities were

$78.1 million and federal funds sold were $5.6 million at June 30, 2001. During the six month period ended June 30, 2001, cash and cash equivalents, including federal funds sold, decreased by $8.0 million due primarily to the increase in loans, which is an outlay of cash, exceeding the increase in deposits by $8.9 million. Earning assets represented 94% of total assets on June 30, 2001. The allowance for loan losses on June 30, 2001 was $4.0 million and represented approximately 1.51% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on June 30, 2001 were $296.1 million, an increase of $17.0 million or 6.1% from December 31, 2000. In addition to the increase in total deposits, there was a large shift in deposit mix as total Certificates of Deposit balances declined and demand deposit and interest bearing demand deposit account balances increased. During the six month period ended June 30, 2001, Certificates of Deposit decreased by $4.5 million, or 2.4% from $190.0 million to $185.6 million. At the same time, non-interest bearing demand deposit accounts increased $4.5 million, or 22.0%, from $20.3 million to $24.8 million and savings and interest bearing demand deposit accounts increased $17.0 million, or 24.7%, from $68.7 million to $85.7 million. The overall change in deposit mix was the result of a conscious effort on management's part to attract lower cost core deposits such as money market and interest bearing checking accounts along with an effort to reduce the overall rates paid on Certificates of Deposit while still remaining price competitive. Borrowings increased from $15.0 million at December 31, 2000 to $30.0 million at June 30, 2001, as the Company took advantage of the low rates currently being offered by the Federal Home Loan Bank and leveraged those additional borrowings into higher yielding investments. Total consolidated shareholders' equity was $36.2 million at June 30, 2001, an increase of $1.2 million from December 31, 2000, due primarily to net income.

Results of Operations

For the three month period ended June 30, 2001, the Company reported net income of $362,000 or $.10 per share compared to $547,000 or $.15 per share for the same period in 2000. The decrease is entirely attributable to income taxes recorded for the three month period ended June 30, 2001. During the year ended December 31, 2000, the Company was not recording income tax expense due to the reversal of certain reserved deferred income tax assets. Pretax income for the period ended June 30, 2001 was $577,000, an increase of $30,000 over the same period in 2000. For the six month period ended June 30, 2001, the Company reported net income of $1.3 million or $.35 per share compared to $947,000 or $.26 per share for the same period in 2000. The increase includes the effect of a one time reversal of reserved deferred tax assets as described in Note 4 of this filing. Net interest income in the second quarter of 2001 was $2.8 million, up 2.9% compared to $2.7 million in the second quarter of 2000. Net interest income for the six months ended June 30, 2001 was $5.7 million, up 16.9% compared to $4.9 million during the the same period in 2000. The increases expected as a result of increased loan and deposit balances as compared to previous periods were offset by a drop in the net interest spread on those balances. During the six month period ended June 30, 2001, the market experienced a rapid decline in short term interest rates which had a negative impact on interest margins as the yield on the Company's earning assets adjusted downward at a faster rate than the interest rates paid on deposits. The Company's net interest margin (net interest income as a percentage of average earning assets) for the three and six month periods ended June 30, 2001 were 3.24% and 3.37%, compared to 3.80% and 3.81% in the same periods in 2000.

The provisions for loan losses were $300,000 and $600,000, respectively for the three and six month periods ended June 30, 2001. These provisions were used to build the allowance for loan losses to a prudent level to support the Company's loan growth. At June 30, 2001, the allowance for loan losses was 1.51% of total loans. Loans 90 days or more past due or in nonaccrual status totaled $1.5 million and represented .56% of total loans on June 30, 2001.

Non-interest income for the three and six month periods ended June 30, 2001, was $1.1 million and $1.9 million, respectively compared to $529,000 and $906,000 for the same periods in 2000. The increase in non-interest income is primarily attributable to increases in fees associated with deposit accounts relative to the overall increase in deposits and a large increase in fees associated with the mortgage loan origination department, which had a large increase in activity as the result of the lower interest rate environment. In addition, the Company started a new Bounce Free checking program during the second quarter of 2001 which has caused a substantial increase in fee income during the period. Mortgage loan origination fees increased from $399,000 in the first six months of 2000 to $925,000 for the same period in 2001. In addition, fees for non-sufficient funds which include the new Bounce Free checking program income, have increased from $221,000 in 2000 to $425,000 in 2001.

Non-interest expense for the three and six month periods ended June 30, 2001 was $3.1 million and $5.9 million, respectively, compared to $2.4 million and $4.3 million for the same periods in 2000. Salaries and employee benefits, representing the largest expense category during the period, increased from $1.2 million and $2.2 million for the three and six month periods in 2000 to $1.6 million and $3.1 million for the same periods in 2001. These increases reflect an increase in the number of personnel employed by the Company to maintain adequate staffing levels to meet customer needs and keep pace with its expected growth. As of June 30, 2001, the Company had 129 full-time equivalent employees compared to 105 for the same period in 2000. The increase in personnel costs also includes increases in commissions paid to Mortgage Origination's personnel as the associated fee income has increased by 132%. Occupancy costs, the second highest component of non-interest expenses, increased from $173,000 and $311,000 for the three and six month periods in 2000 to $289,000 and $563,000 for the same periods in 2001. This increase is primarily associated with the acquisition of 5 branches and the opening of two new branches in Wake County. Although management expects non-interest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

At June 30, 2001, the Company had net deferred tax assets of $2.0 million resulting from timing differences associated with the deductibility of certain expenses reflected on the financial statements. Due to prior net operating losses, a valuation allowance was established against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. During the year ended December 31, 2000, the Company was able to use deferred tax benefits and to record deferred tax assets only to the extent those amounts offset current taxes. During March 2001, the remaining valuation allowances were reversed and all reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000. That benefit has since been offset by tax expense as the Company is now a fully taxable entity.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $20.4 million in its most liquid assets, cash and cash equivalents at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 77% of total assets at June 30, 2001. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $36.2 million or $9.94 per share at June 30, 2001. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At June 30, 2001, Capital Bank Corporation had a Tier 1 capital ratio of 10.7%, a total risk-based capital ratio of 11.9%, and a leverage ratio of 8.7%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Recent Accounting Developments

The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, Business Combinations, that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evaluating the effect of adopting these pronouncements.

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 2000 to June 30, 2001.

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

Item 2            Changes in Securities and Use of Proceeds
------            -----------------------------------------

None

Item 3            Defaults Upon Senior Securities
------            -------------------------------

None

Item 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

On April 19, 2000, the annual meeting of stockholders of the Company was held to consider and vote upon two issues; the election of Class I directors and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2001. All items were approved by the stockholders. Of the 3,658,685 shares eligible to vote, 3,140,455 were voted as shown on the following tables:


                              For            Withheld          Total
                           -------------------------------------------

Charles F. Atkins          3,131,826            8,629        3,140,455

James A. Beck              3,132,395            8,060        3,140,455

Carolyn W. Grant           3,132,395            8,060        3,140,455

John F. Grimes             3,132,395            8,060        3,140,455

Oscar A. Keller, Jr.       3,132,395            8,060        3,140,455

Don W. Perry               3,132,395            8,060        3,140,455




Vote concerning the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for the fiscal year ended December 31, 2001:




              For              Against          Abstain         Total
           -------------------------------------------------------------

           3,133,650            3,160            3,645         3,140,455



In each case, the vote required to elect such directors or approve the action was obtained.

Item 5            Other Information
------            -----------------

None

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------

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

                                             CAPITAL BANK CORPORATION


Date:  August 10, 2001                       By:   /s/Allen T. Nelson, Jr.,
                                                   ------------------------
                                                   Allen T. Nelson, Jr.,
                                                   Senior Vice President and CFO