Form 10-Q
period 2001-09-30
CAPITAL BANK CORP
filed 2001-11-14
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
  ------------------------------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

As of November 9, 2001, there were 3,658,689 shares issued and 3,612,239 shares outstanding of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                               Page No.
           Item 1. Financial Statements

           Condensed consolidated statements of financial condition at September 30, 2001
                   (Unaudited) and December 31, 2000                                              1
           Condensed consolidated statements of income for the three months ended
                   September 30, 2001 and 2000 (Unaudited)                                        2
           Condensed consolidated statements of income for the nine months ended
                   September 30, 2001 and 2000 (Unaudited)                                        3
           Condensed consolidated statements of comprehensive income for the three
                   and nine months ended September 30, 2001 and 2000 (Unaudited)                  4
           Condensed consolidated statements of cash flows for the nine months ended
                   September 30, 2001 and 2000 (Unaudited)                                    5 - 6
           Notes to consolidated financial statements                                         7 - 9

           Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     9 - 14

           Item 3. Quantitative and Qualitative Disclosures About Market Risk                    14

PART II - OTHER INFORMATION

           Item 1. Legal Proceedings                                                             14

           Item 2. Changes in Securities and Use of Proceeds                                     14

           Item 3. Defaults Upon Senior Securities                                               14

           Item 4. Submission of Matters to a Vote of Security Holders                           14

           Item 5. Other Information                                                             14

           Item 6. Exhibits and Reports on Form 8-K                                              15


           Signatures                                                                            16

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2001 and December 31, 2000

                                                                  September 30,       December 31,
                                                                      2001               2000
-----------------------------------------------------------------------------------------------------
                      (Dollars in thousands)                       (Unaudited)
ASSETS Cash and due from banks:
        Interest earning                                           $  14,250           $  16,724
        Non-interest earning                                          10,938              10,952
Federal funds sold                                                     1,635                 750
Investment securities - available for sale, at fair value             78,091              61,947
Loans-net of unearned income and deferred fees                       276,115             242,275
Allowance for loan losses                                             (4,177)             (3,463)
                                                                   ---------           ---------
              Net loans                                              271,938             238,812
                                                                   ---------           ---------
Premises and equipment, net                                            5,138               5,149
Accrued interest receivable                                            2,313               2,346
Deposit premium and goodwill, net                                      4,240               4,615
Deferred tax assets                                                    1,566               1,412
Other assets                                                           1,103                 913
                                                                   ---------           ---------
                   Total assets                                    $ 391,212           $ 343,620
                                                                   =========           =========

LIABILITIES
Deposits:
        Demand, non-interest bearing                               $  28,310           $  20,346
        Savings and interest bearing demand deposits                  93,706              68,701
        Time deposits                                                187,760             190,047
                                                                   ---------           ---------
              Total deposits                                         309,776             279,094
                                                                   ---------           ---------
Accrued interest payable                                                 909                 968
Repurchase agreements                                                 10,154               9,804
Borrowings                                                            30,000              15,000
Other liabilities                                                      3,153               3,739
                                                                   ---------           ---------
                   Total liabilities                                 353,992             308,605

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
        authorized; 3,658,689 shares issued                           34,806              34,806
Retained earnings (deficit), substantially restricted                  1,675                (114)
Accumulated other comprehensive income                                 1,166                 323
Less: Treasury stock, no par value; 36,450 shares at cost               (427)                 --
                                                                   ---------           ---------
                   Total shareholders' equity                         37,220              35,015
                                                                   ---------           ---------
                   Total liabilities and shareholders' equity      $ 391,212           $ 343,620
                                                                   =========           =========


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2001 and 2000

                                                                            2001            2000
----------------------------------------------------------------------------------------------------
                       (In thousands except per share data)                     (Unaudited)
Interest income:
        Loans and loan fees                                                $5,171          $5,179
        Investment securities                                               1,236             898
        Federal funds and other interest income                               134             322
                                                                           ------          ------
              Total interest income                                         6,541           6,399
                                                                           ------          ------

Interest expense:
        Deposits                                                            3,246           3,291
        Borrowings and repurchase agreements                                  489             279
                                                                           ------          ------
              Total interest expense                                        3,735           3,570
                                                                           ------          ------
              Net interest income                                           2,806           2,829
Provision for loan losses                                                     300             255
                                                                           ------          ------
              Net interest income after provision for loan losses           2,506           2,574

Noninterest income:
        Service charges and other fees                                        517             265
        Other noninterest income                                              666             374
                                                                           ------          ------
              Total noninterest income                                      1,183             639
                                                                           ------          ------

Noninterest expenses:
        Salaries and employee benefits                                      1,634           1,304
        Occupancy                                                             284             239
        Data processing                                                       158             171
        Directors fees                                                         55              58
        Advertising                                                            86             117
        Furniture and equipment                                               164             143
        Amortization of intangibles                                           153             141
        Other expenses                                                        393             440
                                                                           ------          ------
              Total noninterest expenses                                    2,927           2,613
                                                                           ------          ------
                   Net income before income tax expense                       762             600
Income tax expense                                                            272              --
                                                                           ------          ------
                   Net income                                              $  490          $  600
                                                                           ======          ======

Earnings per share - basic and diluted                                     $ 0.13          $ 0.16
                                                                           ======          ======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2001 and 2000

                                                                            2001              2000
-------------------------------------------------------------------------------------------------------
                     (In thousands except per share data)                         (Unaudited)
Interest income:
        Loans and loan fees                                                $16,111          $13,475
        Investment securities                                                3,560            2,504
        Federal funds and other interest income                                461              953
                                                                           -------          -------
              Total interest income                                         20,132           16,932
                                                                           -------          -------

Interest expense:
        Deposits                                                            10,296            8,311
        Borrowings and repurchase agreements                                 1,331              917
                                                                           -------          -------
              Total interest expense                                        11,627            9,228
                                                                           -------          -------
              Net interest income                                            8,505            7,704
Provision for loan losses                                                      900              765
                                                                           -------          -------
              Net interest income after provision for loan losses            7,605            6,939

Noninterest income:
        Service charges and other fees                                       1,220              646
        Net gain on sale of securities                                          77               --
        Other noninterest income                                             1,816              899
                                                                           -------          -------
              Total noninterest income                                       3,113            1,545
                                                                           -------          -------

Noninterest expenses:
        Salaries and employee benefits                                       4,728            3,483
        Occupancy                                                              847              550
        Data processing                                                        470              387
        Directors fees                                                         160              177
        Advertising                                                            289              328
        Furniture and equipment                                                536              354
        Amortization of intangibles                                            444              333
        Other expenses                                                       1,324            1,325
                                                                           -------          -------
              Total noninterest expenses                                     8,798            6,937
                                                                           -------          -------
                   Net income before income tax expense                      1,920            1,547
Income tax expense                                                             131               --
                                                                           -------          -------
                   Net income                                              $ 1,789          $ 1,547
                                                                           =======          =======

Earnings per share - basic and diluted                                     $  0.48          $  0.42
                                                                           =======          =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
        INCOME
Three and Nine Months Ended September 30, 2001 and 2000

                                                                     2001              2000
------------------------------------------------------------------------------------------------
                        (In thousands)                                     (Unaudited)
Three month period ended September 30, 2001 and 2000:
        Net income before comprehensive items                       $   490           $   600
        Unrealized gains on securities available for sale,
                   net of deferred tax effect                           777               649
                                                                    -------           -------
              Comprehensive income                                  $ 1,267           $ 1,249
                                                                    =======           =======

Nine month period ended September 30, 2001 and 2000:
        Net income before comprehensive items                       $ 1,789           $ 1,547
        Reclassification of gains recognized in net income              (77)               --
        Unrealized gains on securities available for sale,
                   net of deferred tax effect                           920               573
                                                                    -------           -------
              Comprehensive income                                  $ 2,632           $ 2,120
                                                                    =======           =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000

                                                                                   2001                 2000
------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)         (Unaudited)
Cash Flows From Operating Activities
        Net income                                                                $  1,789           $  1,547
        Adjustments to reconcile net income to net cash
              provided by operating activities:
              Amortization of deposit premium and goodwill                             444                323
              Depreciation                                                             612                451
              Gain on sale of equipment                                                 (2)                --
              Gain on sale of securities available for sale                            (77)                --
              Amortization of premium on securities, net                              (144)                10
              Deferred income tax benefits                                            (888)              (736)
              Provision for loan losses                                                900                765
              Changes in assets and liabilities:
                   Accrued interest receivable                                          33             (1,144)
                   Other assets                                                       (190)              (391)
                   Accrued interest payable and other liabilities                     (645)             1,014
                                                                                  --------           --------
                         Net cash provided by operating activities                   1,832              1,839
                                                                                  --------           --------
Cash Flows From Investing Activities
        Loan originations, net of principal repayments                             (34,026)           (47,540)
        Additions to premises and equipment                                           (637)            (1,561)
        Proceeds from sale of equipment                                                 38                 --
        Purchase of Federal Home Loan Bank stock                                    (1,495)                --
        Purchase of securities available for sale                                  (56,535)           (11,398)
        Proceeds from maturities of securities available for sale                   34,670              3,855
        Proceeds from sale of securities available for sale                          9,014                 --
        Capitalized purchase costs                                                     (69)                --
        Net cash from purchase of branches                                              --             37,013
                                                                                  --------           --------
                         Net cash used in investing activities                     (49,040)           (19,631)
                                                                                  --------           --------
Cash Flows From Financing Activities
        Net increase in deposits                                                    30,682             37,045
        Net increase in repurchase agreements                                          350              2,657
        Net increase (decrease) in borrowings                                       15,000            (10,000)
        Purchase of treasury stock                                                    (427)                --
                                                                                  --------           --------
                         Net cash provided by financing activities                $ 45,605           $ 29,702
                                                                                  --------           --------

                                                                     (continued)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Nine Months Ended September 30, 2001 and 2000

                                                                            2001               2000
------------------------------------------------------------------------------------------------------
                                      (In thousands)                              (Unaudited)
                         Net change in cash and cash equivalents          $ (1,603)          $ 11,910
        Cash and cash equivalents:
              Beginning                                                     28,426             11,662
                                                                          --------           --------

              Ending                                                      $ 26,823           $ 23,572
                                                                          ========           ========

Supplemental Disclosure of Cash Flow Information
        Transfers from loans to real estate acquired
              through foreclosure                                         $     --           $     32
                                                                          ========           ========
        Cash paid for:
              Income taxes                                                $    929           $    458
                                                                          ========           ========
              Interest                                                    $ 11,686           $  9,018
                                                                          ========           ========


See Notes to Condensed Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and it's wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 2000 Capital Bank Corporation annual report.

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to realized and unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive net income and information concerning the Company's other comprehensive income items for the three and nine month periods ended September 30, 2001 and 2000 are as shown in the Condensed Consolidated Statements of Comprehensive Income.

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For Capital Bank Corporation, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2001 and 2000.

                                                                    2001                2000
                                                                -------------------------------
(In thousands except number of shares)                                     (Unaudited)
Three month periods ended September 30, 2001 and 2000:
Income available to stockholders - basic and diluted             $      490          $      600
                                                                 ==========          ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic             3,711,284           3,709,005
Incremental shares from assumed exercise of stock
        options                                                      54,716               8,444
                                                                 ----------          ----------
Weighted average number of shares outstanding - diluted           3,766,000           3,717,449
                                                                 ==========          ==========

Nine month periods ended September 30, 2001 and 2000:

Income available to stockholders - basic and diluted             $    1,789          $    1,547
                                                                 ==========          ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic             3,722,557           3,709,005
Incremental shares from assumed exercise of stock
        options                                                      35,692               5,666
                                                                 ----------          ----------
Weighted average number of shares outstanding - diluted           3,758,249           3,714,671
                                                                 ==========          ==========



Total options of 245,500 were used in the diluted calculation. An aggregate of approximately 74,800 options were not included in the diluted calculation because the option exercise price exceeded the average fair market value of the associated shares.

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

5. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, and in July, 2001 the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets.

FAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

FAS 144 supersedes FAS 121 and applies to all long-lived assets, including discontinued operation, and amends Accounting Principles Board Opinion No. 30 ("APB 30") Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine month periods ended September 30, 2001 and 2000 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's election to become a financial holding company was effective April 23, 2001. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. Capital Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. At a special meeting of shareholders held on March 26, 1999, the shareholders of Capital Bank approved the reorganization of Capital Bank into Capital Bank Corporation. In the holding company reorganization, the shareholders of Capital Bank each received a right to one share of Company stock for each share of Capital Bank stock that they owned.

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

On March 1, 2001, Capital Bank Corporation announced that it had formed Capital Bank Investment Services, Inc. ("CBIS"), an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh, North Carolina.

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

On October 5, 2001, the Company entered into a definitive agreement to acquire First Community Financial Corporation ("First Community") in Burlington, NC. First Community was incorporated on October 7, 1998 to serve as the holding company for Community Savings Bank, Inc. ("Community Savings Bank"), upon Community Savings Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. First Community completed the conversion on June 21, 1999. Since the conversion, First Community has had no significant assets other than the outstanding capital stock of Community Savings Bank, a portion of the net proceeds of the conversion which it has invested, and a promissory note evidencing a loan made by First Community to the Community Savings Bank's employee stock ownership plan. Community Savings Bank was originally chartered in 1934, and its market area consists of the communities in Alamance County, North Carolina. Community Savings Bank is primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. Management anticipates that the acquisition will be completed in January, 2002.

As of September 30, 2001, First Community Financial Corporation had consolidated assets of $211.0 million, consolidated loans of $151.9 million, consolidated deposits of $156.2 million and consolidated shareholders' equity of $44.4 million.

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

Financial Condition

Total consolidated assets of the Company at September 30, 2001 were $391.2 million compared to $343.6 million at December 31, 2000, an increase of $47.6 million, or 13.9%. On September 30, 2001, loans were $276.1 million, up $33.8 million, or 14.0%, compared to December 31, 2000. Investment securities were $78.1 million and federal funds sold were $1.6 million at September 30, 2001. During the nine month period ended September 30, 2001, cash and cash equivalents, including federal funds sold, decreased by $1.6 million with increases in loans, which is an outlay of cash, exceeding the increase in deposits by $2.5 million. Earning assets represented 95% of total assets on September 30, 2001. The allowance for loan losses on September 30, 2001 was $4.2 million and represented approximately 1.51% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on September 30, 2001 were $309.8 million, an increase of $30.7 million or 11.0% from December 31, 2000. In addition to the increase in total deposits, there was a large shift in deposit mix as total certificates of deposit balances declined and demand deposit and interest bearing demand deposit account balances increased. During the nine month period ended September 30, 2001, certificates of deposit decreased by $2.3 million, or 1.2% from $190.0 million to $187.7 million. At the same time, non-interest bearing demand deposit accounts increased $8.0 million, or 39.1%, from $20.3 million to $28.3 million and savings and interest bearing demand deposit accounts increased $25.0 million, or 36.4%, from $68.7 million to $93.7 million. The overall change in deposit mix was the result of a conscious effort on management's part to attract lower cost core deposits such as money market and interest bearing checking accounts along with an effort to reduce the overall rates paid on certificates of deposit while still remaining price competitive. Borrowings increased from $15.0 million at December 31, 2000 to $30.0 million at September 30, 2001, as the Company took advantage of the low rates currently being offered by the Federal Home Loan Bank and leveraged those additional borrowings into higher yielding investments. Total consolidated shareholders' equity was $37.2 million at September 30, 2001, an increase of $2.2 million from December 31, 2000, due primarily to net income.

Results of Operations

For the three month period ended September 30, 2001, the Company reported net income of $490,000 or $.13 per share compared to $600,000 or $.16 per share for the same period in 2000. The decrease is entirely attributable to income taxes recorded for the three month period ended September 30, 2001. During the year ended December 31, 2000, income tax expense was offset by the reversal of valuation allowances on deferred income tax assets. Pretax income for the period ended September 30, 2001 was $762,000, an increase of $162,000 over the same period in 2000. For the nine month period ended September 30, 2001, the Company reported net income of $1.8 million or $.48 per share compared to $1.5 million or $.42 per share for the same period in 2000. The increase includes the effect of a one time reversal of valuation allowances on deferred tax assets as described in Note 4 of this filing. Net interest income was $2.8 million in the third quarters of both 2001 and 2000. Net interest income for the nine months ended September 30, 2001 was $8.5 million, up 10.4% compared to $7.7 million during the same period in 2000. Increases in loan and deposit balances as compared to previous periods were offset by a drop in the net interest spread on those balances. During the nine month period ended September 30, 2001, the market experienced a rapid decline in short term interest rates which had a negative impact on interest margins as the yield on the Company's earning assets adjusted downward at a faster rate than the interest rates paid on deposits. The Company's net interest margin (net interest income as a percentage of average earning assets) for the three and nine month periods ended September 30, 2001 were 3.08% and 3.27%, compared to 3.82% and 3.81% in the same periods in 2000.

The provisions for loan losses were $300,000 and $900,000, respectively, for the three and nine month periods ended September 30, 2001. These provisions were used to build the allowance for loan losses to a prudent level to support the Company's loan growth. At September 30, 2001, the allowance for loan losses was 1.51% of total loans. Loans 90 days or more past due or in nonaccrual status totaled $2.1 million and represented .77% of total loans on September 30, 2001.

Non-interest income for the three and nine month periods ended September 30, 2001, was $1.2 million and $3.1 million, respectively, compared to $639,000 and $1.5 million for the same periods in 2000. The increase in non-interest income is primarily attributable to increases in fees associated with deposit accounts relative to the overall increase in deposits and a large increase in fees associated with the mortgage loan origination department, which had a large increase in activity as the result of the lower interest rate environment. In addition, the Company started a new Bounce Free checking program during the second quarter of 2001 which has caused a substantial increase in fee income during the period. Mortgage loan origination fees increased from $690,000 in the first nine months of 2000 to $1.4 million for the same period in 2001. In addition, fees for non-sufficient funds which include the new Bounce Free checking program income, have increased from $362,000 in 2000 to $774,000 in 2001.

Non-interest expense for the three and nine month periods ended September 30, 2001 was $2.9 million and $8.8 million, respectively, compared to $2.6 million and $6.9 million for the same periods in 2000. Salaries and employee benefits, representing the largest expense category during the period, increased from $1.3 million and $3.5 million for the three and nine month periods in 2000 to $1.6 million and $4.7 million for the same periods in 2001. These increases reflect an increase in the number of personnel employed by the Company to maintain adequate staffing levels to meet customer needs and keep pace with its expected growth. As of September 30, 2001, the Company had 127 full-time equivalent employees compared to 106 for the same period in 2000. The increase in personnel costs also includes increases in commissions paid to Mortgage Origination's personnel as the associated fee income has increased by 104%. Occupancy costs, the second highest component of non-interest expenses, increased from $239,000 and $550,000 for the three and nine month periods in 2000 to $284,000 and $847,000 for the same periods in 2001. This increase is primarily associated with the acquisition of 5 branches and the opening of two new branches in Wake County. Although management expects non-interest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

At September 30, 2001, the Company had net deferred tax assets of $1.6 million resulting from timing differences associated with the deductibility of certain expenses reflected on the financial statements. Due to prior net operating losses, a valuation allowance was established against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. During the year ended December 31, 2000, the Company was able to use deferred tax benefits and to record deferred tax assets only to the extent those amounts offset current taxes. During March 2001, the remaining valuation allowances were reversed and reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000. That benefit has since been offset by tax expense as the Company is now a fully taxable entity.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $26.8 million in its most liquid assets, cash and cash equivalents, at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded 76% of total assets at September 30, 2001. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $37.2 million or $10.28 per share at September 30, 2001. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At September 30, 2001, Capital Bank Corporation had a Tier 1 capital ratio of 10.4%, a total risk-based capital ratio of 11.6%, and a leverage ratio of 8.3%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, and in July, 2001 the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets.

FAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

FAS 144 supersedes FAS 121 and applies to all long-lived assets, including discontinued operation, and amends Accounting Principles Board Opinion No. 30 ("APB 30") Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and it's provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

Item 3      Quantitative and Qualitative Disclosures About Market Risk
------      ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 2000 to September 30, 2001.

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

 (a)           Exhibits
               --------
               None

 (b)           Reports on Form 8-K
               -------------------
               During October 2001, a Current Report on Form 8-K, dated October 12, 2001, was filed with the Commission by the Company. This report included information about a definitive agreement entered into by the Company to merge with First Community Financial Corporation ("First Community"), the holding company for Community Savings Bank, pursuant to which First Community will merge with and into the Company, with the Company being the surviving corporation. The report also included or incorporated the following: (i) a joint press release distributed October 5, 2001 and (ii) a copy of the Merger Agreement between the Company and First Community dated October 4, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAPITAL BANK CORPORATION


Date:  November 9, 2001                    By: /s/ Allen T. Nelson Jr.
                                               -------------------------
                                               Allen T. Nelson, Jr.,
                                               Executive Vice President and CFO