Form 10-K
period 2001-12-31
CAPITAL BANK CORP
filed 2002-03-29
CIK 1071992

#Form 10-K.doc

                                 #Form 10-K.doc
                            UNITED STATES OF AMERICA

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

           The aggregate market value of the registrant's Common Stock, no par value per share, as of March 21, 2002, held by those persons deemed by the registrant to be non-affiliates was approximately $66,900,000.

           As of March 15, 2002, there were 5,485,668 shares of the registrant's Common Stock, no par value per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                              Where Incorporated
--------                                                                              ------------------
1.   Portions of the registrant's Annual Report to Shareholders for the year ended
     December 31, 2001                                                                Part I and Part II

2.   Portions of the registrant's Proxy Statement for the Annual Meeting of
     Shareholders to be held on May 23, 2002                                                Part III



                                        CAPITAL BANK CORPORATION

                                       Annual Report on Form 10-K

                                                 INDEX


PART I...................................................................................................1
    Item 1.  Business....................................................................................1
    Item 2.  Properties.................................................................................10
    Item 3.  Legal Proceedings..........................................................................11
    Item 4.  Submission of Matters to a Vote of Security Holders........................................11
PART II.................................................................................................11
    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................11
    Item 6.  Selected Financial Data....................................................................11
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......11
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk..................................11
    Item 8.  Financial Statements and Supplementary Data................................................12
    Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.......12
PART III................................................................................................12
    Item 10. Directors and Executive Officers of the Registrant.........................................12
    Item 11. Executive Compensation.....................................................................12
    Item 12. Security Ownership of Certain Beneficial Owners and Management.............................12
    Item 13. Certain Relationships and Related Transactions.............................................12
PART IV.................................................................................................13
    Item 14.   Exhibits, Financial Statement Schedules and Reports On Form 8-K..........................13
Forward-Looking Statements..............................................................................14
Signatures..............................................................................................15

           PART I

Item 1.  Business.

General

           Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. Capital Bank (the "Bank") was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. Capital Bank Investment Services, Inc. ("CBIS") was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001.

           On January 18, 2002, the Company acquired First Community Financial Corporation ("First Community"), a bank holding company located in Burlington, North Carolina. First Community was incorporated on October 7, 1998 to serve as the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank was originally chartered in 1934, and its market area consisted of the communities in Alamance County, North Carolina. Community Savings Bank operated four full service branches and primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The merger was approved by the shareholders of the Company and First Community in special meetings of shareholders held by each company on January 17, 2002 and consummated on January 18, 2002. On March 15, 2002, Community Savings Bank was merged into the Bank and the Bank thereby assumed all of the operations of Community Savings Bank. As used in this report, the term "Company" refers to Capital Bank Corporation and its subsidiaries.

           As of December 31, 2001, the Company had assets of approximately $406.7 million, gross loans outstanding of approximately $306.9 million and deposits of approximately $304.4 million. Immediately after the acquisition of First Community, the Company had assets of approximately $621.4 million, gross loans outstanding of approximately $443.5 million and deposits of approximately $480.9 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has three branch offices in Raleigh, two in Cary, one in Siler City, two in Oxford, one in Warrenton, one in Woodland, one in Seaboard, three in Sanford, three in Burlington, and one in Graham, North Carolina. The Company also has a loan origination office in Greensboro, NC.

           Capital Bank is a locally-owned community bank engaged in the general commercial banking business in Wake, Chatham, Northampton, Granville, Warren, Alamance and Lee Counties, North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Northampton, Granville, Warren and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance County has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities.

           The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, construction, businesses, agriculture, personal uses, home improvement and automobiles; equity lines of credit; credit loans; consumer loans; credit cards; individual retirement accounts; safe deposit boxes; bank money orders; electronic funds transfer services including wire transfers; traveler's checks; various investments; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

           The investment services subsidiary, Capital Bank Investment Services, Inc., makes available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. These investment services include full-service securities brokerage, asset management, financial planning and retirement services, such as 401-k plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). Raymond James Financial Services is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) and is a leading provider of third party investment services, serving more than 250 community banks nationwide. These services are available in the offices of Capital Bank through registered investment representatives.

Lending Activities and Deposits

           Loan Types and Lending Policies. The Company makes a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes and loans to individuals for personal and household purposes. There were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company's emphasis on being a community-oriented financial institution, virtually all the Company's business activity is with customers located either in the Research Triangle Park area of North Carolina and surrounding counties or Alamance County. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of these geographic regions.

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

           The following table sets forth, as of December 31, 2001, the approximate composition of the Company's loan portfolio:

         Loan Type                                 Amount            Percentage
         ---------                                 ------            ----------
                                               (in thousands)

         Commercial...........................    $229,386                74.7%
         Consumer.............................      28,201                 9.2
         Real Estate..........................      20,921                 6.8
         Equity Lines.........................      28,383                 9.3
                                                   -------                 ---

                     Total....................    $306,891               100.0%
                                                  ========               =====


           Deposits. The majority of the Company's deposit customers are individuals and small to medium-size businesses located in Wake, Chatham, Granville, Warren, Northampton, Alamance, and Lee Counties, North Carolina and contiguous areas. The Company's deposit base is well diversified, with no material concentration in a single industry or group of related industries. The management of the Company does not believe that the deposits or the business of the Company in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough, management believes, to have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in the same geographic area.

           The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2001:

          Non-interest bearing demand ...........      9.4%
          Interest checking .....................     12.4
          Market rate investment ................     19.0
          Savings  ..............................      2.0
          Time deposits
             Under $100,000......................     42.5
             Equal to or over $100,000...........     14.7
                                                     -----
                                                     100.0 %
                                                     =====
Competition

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

           Despite the competition in its market area, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company believes that its primary competitive advantages are its strong local identity and affiliation with the communities it serves and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The Company offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Company offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Company also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

           At March 15, 2002, the Company employed 180 persons, of which 170 were full-time and 10 were part-time. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

           Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLB") was enacted on November 12, 1999. The GLB:

          o allows bank holding companies meeting management, capital and the Community Reinvestment Act of 1977 (the "CRA") standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

          o allows insurers and other financial services companies to acquire banks;

          o removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

          o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the GLB became effective on March 11, 2000. The Federal Reserve Board notified the Company that, effective April 23, 2001, the Company was authorized to operate as a financial holding company and therefore is eligible to engage in the broader range of activities that are permitted by the GLB. The GLB also is designed to modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

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

           As of December 31, 2001, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.63%, 10.88% and 8.75%, respectively, all in excess of the minimum requirements.

           International Money Laundering Abatement and Financial Anti-Terrorism Act Of 2001. On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. As of the date of this filing, the Company has not determined the impact that IMLAFA will have on the Bank's operations but the impact is not expected to be material. The Bank will establish policies and procedures to ensure compliance with the IMLAFA.

           Bank Regulation

           The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Reserve. The Federal Reserve and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves and compliance with the CRA as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

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

           Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. At December 31, 2001, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.64%, 10.89% and 8.36%, respectively, all in excess of the minimum requirements.

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

Executive Officers

           The executive officers of the Company are as follows:


Name                        Age             Position With Company
----                        ---             ---------------------

James A. Beck               49        President and Chief Executive Officer

Allen T. Nelson, Jr.        52        Executive Vice President, Chief Financial
                                      Officer and Secretary

Franklin G. Shell           43        Executive Vice President and Chief Credit
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

           Franklin G. Shell has been employed with the Company since April 14, 1997, as its Executive Vice President and Chief Credit Officer. Prior thereto, from 1989, Mr. Shell was employed by the North Carolina-based bank, Branch Banking and Trust Company, serving as a commercial loan officer in its Raleigh, North Carolina office.

Item 2. Properties.

           The Company currently leases property located at 4901 Glenwood Avenue, Raleigh, North Carolina for the its principal offices and a branch office. The lease is for approximately 21,600 square feet, of which approximately 19,600 square feet is for the Company's principal offices and the remainder for the branch office. In addition to this facility, the Company also has various branches and offices either owned or leased throughout its market area. See also Note 6 to the Company's Consolidated Financial Statements included on page 32 of the 2001 Annual Report, filed as Exhibit 13 to this report, which is incorporated herein by reference.

Item 3. Legal Proceedings.

           There are no pending legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

           During the fourth quarter of the year ended December 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

           Information relating to the market for the Company's Common Stock is incorporated by reference from page 44 of the 2001 Annual Report to Shareholders of Capital Bank Corporation, filed as Exhibit 13 to this report. Information relating to dividends on the Company's Common Stock is incorporated by reference from the section entitled "Capital Resources" on page 14 of the 2001 Annual Report, filed as Exhibit 13 to this report, and from Note 11 in the Notes to Consolidated Financial Statements on page 33 of the 2001 Annual Report, filed as
Exhibit 13 to this report.

           Holders of Common Stock. The Company has 1,128 holders of record as of March 15, 2002.

           Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2001 which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 108,350 shares of its Common Stock at a weighted average exercise price of $10.62 per share pursuant to the Company's Stock Option Plans.

Item 6. Selected Financial Data.

           This information is incorporated by reference from page 1 of the 2001 Annual Report, filed as Exhibit 13 to this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           This information is incorporated by reference from pages 6 through 16 of the 2001 Annual Report, filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

           This information is incorporated by reference from page 16 of the 2001 Annual Report, filed as Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data.

           This information is incorporated by reference from pages 17 through 40 of the 2001 Annual Report, filed as Exhibit 13 to this report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

           None.

                                    PART III

           This Part incorporates certain information from the definitive proxy statement (the "2002 Proxy Statement") for the 2002 Annual Meeting of Shareholders of Capital Bank Corporation, to be filed with the Securities and Exchange Commission on April 8, 2002 which is not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.


Item 10. Directors and Executive Officers of the Registrant.

           Information concerning the Company's executive officers is included under the caption "Executive Officers" on pages 9 and 10 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the 2002 Proxy Statement.

Item 11. Executive Compensation.

           This information is incorporated by reference to the Company's 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

           This information is incorporated by reference to the Company's 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

           This information is incorporated by reference to the Company's 2002 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K.

           (a)(1) Financial Statements. The following financial statements included in the 2001 Annual Report, filed as Exhibit 13 to this report, are incorporated by reference in Item 8 of this report:

                                                               Annual Report to
          Financial Statements and Information                Shareholders Page

Consolidated Balance Sheets dated as of December 31,
2001 and 2000                                                          17

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                       18


Consolidated Statements of Changes in Shareholders'                    19
Equity for the years ended  December 31, 2001, 2000
and 1999

Consolidated Statements of Cash Flows for the years ended            20 - 21
 December 31, 2001, 2000 and  1999

Notes to Consolidated Statements                                     22 - 40

Report of Independent Accountants                                      41


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

           (b) Reports on Form 8-K. The Company filed a report on Form 8-K on

October 12, 2001.


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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 29th day of March, 2002.


                                    CAPITAL BANK CORPORATION


                                    By:  /s/ James A. Beck
                                         -------------------------------------
                                         James A. Beck
                                         President and Chief Executive Officer

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

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 29, 2002.



      Signature                                 Title
      ---------                                 -----


/s/ James A. Beck
------------------------    President, Chief Executive Officer and Director
    James A. Beck


/s/ Allen T. Nelson, Jr.
------------------------    Executive Vice President and Chief Financial Officer
  Allen T. Nelson, Jr.


/s/ William C. Burkhardt
------------------------                     Director
  William C. Burkhardt


/s/ William R. Gilliam
------------------------         Vice Chairman of the Board of Directors
   William R. Gilliam


/s/ Robert L. Jones
------------------------                     Director
    Robert L. Jones


/s/ Oscar A. Keller, III
------------------------          Chairman of the Board of Directors
  Oscar A. Keller, III


/s/ Oscar A. Keller, Jr.
------------------------                     Director
  Oscar A. Keller, Jr.


/s/ Charles LeGrand
------------------------                     Director
    Charles LeGrand


/s/ James D. Moser
------------------------                     Director
     James D. Moser


/s/ Samuel J. Wornom, III
-------------------------                    Director
 Samuel J. Wornom, III

                                 EXHIBIT INDEX -

Exhibit No.           Description
-----------           -----------

2.01(1) Merger Agreement, dated October 4, 2001, between the Company and First Community Financial Corporation and Related Plan of Merger.

3.01(2)         Articles of Incorporation of the Company

3.02            Bylaws of the Company, as amended to date

4.01(2)         Specimen Common Stock Certificate of the Company

10.01(2,3)      Amended and Restated Employment Agreement, dated May 22, 1997, between NB Acquisition Corp., as predecessor to the Company, and James A. Beck.

10.02(2,3)      Incentive Stock Option Plan

10.03(2,3)      Non-Qualified Stock Option Plan

10.04(2,3)      Deferred Compensation Plan for Outside Directors

10.05(3,4)      Change in Control Agreement, dated February 1, 2000 between
                Capital Bank and Allen T. Nelson, Jr.

10.06(3,4)      Change in Control Agreement, dated February 27, 2000 between
                Capital Bank and Franklin G. Shell

10.07(4) Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company.

10.08(5)        Agreement, dated November 2001 between Fiserv Solutions, Inc.
                and the Company.

13 Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2001.

21              Subsidiaries of the Registrant

23              Consent of Independent Accountants

99              Risk Factors Relating to the Company

__________________________

1 Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on November 14, 2001.

2 Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999.

3 Denotes a management contract or compensatory plan, contract or arrangement.

4 Incorporated by reference to the Company's Form 10-K filed with the SEC on March 27, 2000.

5 Confidential treatment of portions of this document has been requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.