Form 10-Q
period 2002-03-31
CAPITAL BANK CORP
filed 2002-05-15
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                         Commission File Number 0-30062

                            CAPITAL BANK CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       North Carolina                                         56-2101930
-------------------------------                           --------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                             Identification No.)

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
                          -----------------------------
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 645-6400
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]    No [   ]

As of May 03, 2002, there were 5,661,884 shares issued and 5,368,960 shares outstanding of the Registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                           Page No.

       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at March 31, 2002
            (Unaudited) and December 31, 2001                                                   1
       Condensed consolidated statements of income for the three months ended
            March 31, 2002 and 2001 (Unaudited)                                                 2
       Condensed consolidated statements of comprehensive income for the three
            months ended March 31, 2002 and 2001 (Unaudited)                                    3
       Condensed consolidated statements of cash flows for the three months ended
            March 31, 2002 and 2001 (Unaudited)                                             4 - 5
       Notes to consolidated financial statements                                           6 - 8

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       8 - 15

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                      15

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                               15

       Item 2. Changes in Securities and Use of Proceeds                                       15

       Item 3. Defaults Upon Senior Securities                                                 15

       Item 4. Submission of Matters to a Vote of Security Holders                        15 - 16

       Item 5. Other Information                                                               16

       Item 6. Exhibits and Reports on Form 8-K                                                16


       Signatures                                                                              17


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2002 and December 31, 2001

                                                                              March 31,     December 31,
                                                                                2002            2001
-------------------------------------------------------------------------------------------------------
                                (Dollars in thousands)                      (Unaudited)
ASSETS
         Cash and due from banks:
               Interest earning                                             $  12,872         $   2,793
               Non-interest earning                                            15,469            12,380
         Federal funds sold                                                    21,352               944
         Investment securities - available for sale, at fair value            111,150            73,702
         Loans-net of unearned income and deferred fees                       453,243           306,891
         Allowance for loan losses                                             (6,750)           (4,286)
                                                                            ---------         ---------
                  Net loans                                                   446,493           302,605
                                                                            ---------         ---------
         Premises and equipment, net                                           10,336             5,009
         Accrued interest receivable                                            3,113             1,853
         Goodwill                                                               2,898               567
         Deposit premium, net                                                   4,168             3,538
         Deferred tax assets                                                    5,340             2,033
         Other assets                                                           8,304             1,317
                                                                            ---------         ---------
                     Total assets                                           $ 641,495         $ 406,741
                                                                            =========         =========

         LIABILITIES
         Deposits:
               Demand, non-interest bearing                                 $  32,702         $  28,470
               Savings and interest bearing demand deposits                   152,102           101,553
               Time deposits                                                  297,315           174,420
                                                                            ---------         ---------
                  Total deposits                                              482,119           304,443
                                                                            ---------         ---------
         Accrued interest payable                                               1,052               792
         Repurchase agreements                                                 13,612            11,167
         Borrowings                                                            81,408            50,000
         Other liabilities                                                      8,039             3,356
                                                                            ---------         ---------
                     Total liabilities                                        586,230           369,758

         SHAREHOLDERS' EQUITY
         Common stock, no par value; 20,000,000 shares authorized;
               shares issued 2002 - 5,648,591 and 2001 - 3,658,689             56,223            34,805
         Retained earnings, substantially restricted                            2,979             2,306
         Accumulated other comprehensive income (loss)                           (253)              568
         Treasury stock at cost, no par value; 2002 - 292,884 shares
               and 2001 - 61,350 shares                                        (3,684)             (696)
                                                                            ---------         ---------
                     Total shareholders' equity                                55,265            36,983
                                                                            ---------         ---------

                     Total liabilities and shareholders' equity             $ 641,495         $ 406,741
                                                                            =========         =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2002 and 2001

                                                                     2002           2001
------------------------------------------------------------------------------------------
                 (In thousands except per share data)                     (Unaudited)
Interest income:
      Loans and loan fees                                           $ 6,786        $ 5,538
      Investment securities                                           1,503          1,179
      Federal funds and other interest income                            83            158
                                                                    -------        -------
         Total interest income                                        8,372          6,875
                                                                    -------        -------

Interest expense:
      Deposits                                                        2,851          3,590
      Borrowings and repurchase agreements                              752            386
                                                                    -------        -------
         Total interest expense                                       3,603          3,976
                                                                    -------        -------
         Net interest income                                          4,769          2,899
Provision for loan losses                                               525            300
                                                                    -------        -------
         Net interest income after provision for loan losses          4,244          2,599

Noninterest income:
      Service charges and other fees                                    505            290
      Net gain on sale of securities                                     84             50
      Other noninterest income                                          996            456
                                                                    -------        -------
         Total noninterest income                                     1,585            796
                                                                    -------        -------

Noninterest expenses:
      Salaries and employee benefits                                  2,203          1,510
      Occupancy                                                         368            274
      Data processing                                                   250            152
      Directors fees                                                     59             55
      Advertising                                                       199            109
      Furniture and equipment                                           295            184
      Amortization of intangibles                                       154            141
      Other expenses                                                    682            389
                                                                    -------        -------
         Total noninterest expenses                                   4,210          2,814
                                                                    -------        -------
            Net income before income tax expense                      1,619            581
Income tax expense (benefit)                                            677           (356)
                                                                    -------        -------
            Net income                                              $   942        $   937
                                                                    =======        =======
Earnings per share - basic and diluted                              $  0.18        $  0.25
                                                                    =======        =======


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME


Three Months Ended March 31, 2002 and 2001
                                                                    2002            2001
------------------------------------------------------------------------------------------
                   (In thousands)                                       (Unaudited)

Net income before comprehensive items                              $   942         $   937
Reclassification of gains recognized in net income                     (84)            (50)
Unrealized gains (losses) on securities available for sale,
      net of deferred tax effect                                      (737)            120
                                                                   -------         -------
   Comprehensive income                                            $   121         $ 1,007
                                                                   =======         =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001


                                                                          2002             2001
-------------------------------------------------------------------------------------------------
                          (In thousands)                                       (Unaudited)
 Cash Flows From Operating Activities
       Net income                                                       $    942         $    937
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of deposit premium and goodwill                       154              141
          Depreciation                                                       434              207
          Gain on sale of equipment                                           --               (1)
          Gains on sale of securities available for sale                     (84)             (50)
          Amortization of premium on securities, net                           4              (76)
          Deferred income tax benefits                                      (296)            (694)
          Provision for loan losses                                          525              300
          Changes in assets and liabilities:
             Accrued interest receivable                                     (96)              15
             Other assets                                                 (4,113)             (98)
             Accrued interest payable and other liabilities                1,332             (622)
                                                                        --------         --------
                 Net cash provided by (used in) operating
                 activities                                               (1,198)              59
                                                                        --------         --------
 Cash Flows From Investing Activities
       Loan originations, net of principal repayments                    (10,264)         (19,465)
       Additions to premises and equipment                                  (337)            (518)
       Proceeds from sale of equipment                                        --               27
       Purchase of Federal Home Loan Bank stock                             (250)            (250)
       Purchase of securities available for sale                          (5,387)         (26,715)
       Proceeds from maturities of securities available for sale           4,491           12,410
       Proceeds from sale of securities available for sale                 1,442            6,050
       Capitalized purchase costs                                            (20)             (14)
       Net cash acquired from purchase of subsidairy                       8,649               --
                                                                        --------         --------
                 Net cash used in investing activities                    (1,676)         (28,475)
                                                                        --------         --------
 Cash Flows From Financing Activities
       Net increase in deposits                                           21,435            9,914
       Net increase (decrease) in repurchase agreements                    2,445           (1,110)
       Net increase in borrowings                                         14,994           10,000
       Issuance of common stock for options                                  564               --
       Purchase of treasury stock                                         (2,988)              --
                                                                        --------         --------
                 Net cash provided by financing activities              $ 36,450         $ 18,804
                                                                        --------         --------


                                   (continued)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Three Months Ended March 31, 2002 and 2001

                                                                  2002               2001
------------------------------------------------------------------------------------------
                         (In thousands)                                (Unaudited)

                Net change in cash and cash equivalents        $  33,576         $  (9,612)
      Cash and cash equivalents:
         Beginning                                                16,117            28,426
                                                               ---------         ---------
         Ending                                                $  49,693         $  18,814
                                                               =========         =========

Supplemental Disclosure of Cash Flow Information
      Cash paid for:
         Income taxes                                          $     438         $     215
                                                               =========         =========
         Interest                                              $   3,343         $   3,906
                                                               =========         =========

      Dividends payable                                        $     269         $      --
                                                               =========         =========

      Purchase of First Community Financial Corp:
         Loans, net of reserves                                $(134,149)        $      --
         Investments                                             (39,001)               --
         Other assets acquired                                   (11,957)               --
         Goodwill and deposit premium                             (3,095)               --
         Deposits                                                156,241                --
         Borrowings                                               16,414                --
         Other liabilities assumed                                 3,342                --
         Issuance of stock                                        20,854                --
                                                               ---------         ---------
            Net cash and cash equivalents acquired             $   8,649         $      --
                                                               =========         =========


See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 2001 Capital Bank Corporation annual report.

2. Acquisition of First Community Financial Corporation

On October 5, 2001, the Company entered into a definitive agreement to acquire First Community Financial Corporation ("First Community") in Burlington, NC., the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank was originally chartered in 1934, and its market area consists of the communities in Alamance County, North Carolina. Community Savings Bank primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The acquisition was approved at a special shareholder meeting on January 17, 2002 and the transaction took place effective the close of business on January 18, 2002. Each First Community share of common stock was exchanged for 1.30275 shares of Capital Bank Corporation common stock plus $16.20 cash. As a result of the acquisition, the Company issued an additional
1.9 million shares of stock. The transaction was accounted for under the purchase method and is intended to qualify as a tax-free reorganization under
Section 368(a) of the Internal Revenue Code.

The following table reflects the unaudited pro forma combined results of operations for the three month periods ended March 31, 2002 and 2001, assuming the acquisition had occurred at the beginning of fiscal 2001:

                            2002          2001
                            ----          ----
(In thousands)
Net interest income        $5,052        $4,680
Net income                    837         1,128

The pro forma net income for the three month period ended March 31, 2002 does not reflect approximately $5.5 million in merger related costs, net of taxes incurred by First Community. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2001.

A summary of estimated fair values of assets acquired and liabilities assumed were as follows:

(In thousands)
Loans receivable                                                      $ 134,149
Investments                                                              39,001
Premises and equipment                                                    5,424
Goodwill                                                                  2,313
Deposit premium                                                             782
Other assets                                                             12,783
Deposits                                                               (156,241)
Borrowings                                                              (16,414)
Other liabilities                                                        (3,342)
                                                                      ---------
    Investment in subsidiary, net of dividends to shareholders
    and capitalized acquisition costs                                 $  18,455
                                                                      =========

3. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive net income and information concerning the Company's other comprehensive income items for the three month periods ended March 31, 2002 and 2001 are as shown in the Condensed Consolidated Statements of Comprehensive Income.

4. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For Capital Bank Corporation, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2002 and 2001.

                                                                  2002              2001
                                                                  ----              ----
(In thousands except number of shares)                                 (Unaudited)
Three month periods ended March 31, 2002 and 2001:

Income available to stockholders - basic and diluted           $      942        $      937
                                                               ==========        ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic           5,201,581         3,732,840
Incremental shares from assumed exercise of stock
      options                                                     168,235            21,260
                                                               ----------        ----------
Weighted average number of shares outstanding - diluted         5,369,816         3,754,100
                                                               ==========        ==========

Total options of 616,200 were used in the diluted calculation. An aggregate of approximately 72,900 options were not included in the diluted calculation because the option exercise price exceeded the average fair market value of the associated shares.

5. Income Taxes

Prior to the three month period ended March 31, 2001, the Corporation recorded minimal income tax expense. This was due primarily to the generation of consolidated net operating losses during the start up phase and the establishment of a valuation allowance against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. Management determined during the three month period ended March 31, 2001 that the Company would more likely than not be able to utilize those assets in the future. Accordingly, during the period ended March 31, 2001, the remaining valuation allowances were reversed and all reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one time net tax benefit of $356,000.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three month periods ended March 31, 2002 and 2001 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital
Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

On October 5, 2001, the Company entered into a definitive agreement to acquire First Community Financial Corporation ("First Community") in Burlington, NC, the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank operates in communities in Alamance County, North
Carolina, and was primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The acquisition was approved at a special shareholder meeting on January 17, 2002 and the transaction took place effective the close of business on January 18, 2002. Each First Community share of common stock was exchanged for 1.30275 shares of Capital Bank Corporation common stock plus $16.20 cash. The transaction was accounted for under the purchase method and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

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

Financial Condition

Total consolidated assets of the Company at March 31, 2002 were $641.5 million compared to $406.7 million at December 31, 2001, an increase of $234.8 million, or 58%. On March 31, 2002, loans, including loans held for sale of $2.4 million, were $453.2 million, up $146.4 million, or 48%, compared to December 31, 2001. Investment securities were $111.2 million and federal funds sold were $21.4 million at March 31, 2002. During the three month period ended March 31, 2002, cash and cash equivalents, including federal funds sold, increased by $33.6 million. All increases were primarily the result of the acquisition of First Community and it's subsidiary bank, Community Savings Bank, as of January 18, 2002 as described above. Loans and investments acquired aggregated $173.1 million. In addition, the Company experienced significant internal growth in loans over the quarter.

Earning assets represented 93% of total assets on March 31, 2002. The allowance for loan losses on March 31, 2002 was $6.8 million and represented approximately 1.49% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on March 31, 2002 were $482.1 million, an increase of $177.7 million or 58.0% from December 31, 2001, primarily the result of deposits acquired from First Community of $156.2 million. As a result of the acquired deposits, there was a shift in deposit mix toward higher rate certificates of deposit balances from lower rate demand deposits and interest bearing demand deposits, offsetting a trend towards lower rate funds that the Company had moved towards over the previous year. Certificates of deposit made up 62% of total deposits as of March 31, 2002 compared to 57% at December 31, 2001. During the three month period ended March 31, 2002, certificates of deposit increased by $122.9 million, or 70% from $174.4 million to $297.3 million. At the same time, non-interest bearing demand deposit accounts increased $4.2 million, or 15%, from $28.5 million to $32.7 million and savings and interest bearing demand deposit accounts increased $50.5 million, or 50%, from $101.6 million to $152.1 million. During 2001, the dependency on certificates of deposit declined as the result of a conscious effort on management's part to attract lower cost core deposits such as money market and interest bearing checking accounts along with an effort to reduce the overall rates paid on certificates of deposit while still remaining price competitive. Management intends to continue with this strategy during 2002.

Borrowings increased from $50.0 million at December 31, 2001 to $81.4 million at March 31, 2002, as the Company acquired the outstanding borrowings of First
Community, amounting to $16.4 million at acquisition, along with the other assets and liabilities of that company. Both Capital Bank Corporation and First Community took advantage of the low rates offered by the Federal Home Loan Bank during the latter part of 2001 and leveraged those additional borrowings into higher yielding investments.

Total consolidated shareholders' equity was $55.3 million at March 31, 2002, an increase of $18.3 million from December 31, 2001, due primarily to the issuance of additional common stock as a part of the acquisition of First Community.

Results of Operations

For the three month period ended March 31, 2002, the Company reported net income of $942,000 or $.18 per share compared to $937,000 or $.25 per share for the same period in 2001. Net income for 2002 included a significantly higher pretax income primarily attributable to higher loan and deposit balances on which net interest and noninterest income are generated. These increased balances were principally the result of the acquisition described above. The increase in pretax income was offset by a significant difference in the amount of income taxes recorded for the different periods. During the period ended March 31, 2001, the Company recorded a one time reversal of valuation allowances on deferred income tax assets done as a result of continued trends of profitability. See Note 4 for additional information. This reversal netted a tax benefit of $356,000 for the three months ended March 31, 2001, a $1.0 million difference from the $677,000 expense recorded for the same period in 2002. Pretax income for the period ended March 31, 2002 was $1.6 million, an increase of $1.0 million or 179% over the $581,000 recorded during the same period in 2001. Net interest income was $4.8 million in the first quarter of 2002, up $1.9 million or 65% over the same period in 2001 due primarily to increased balances in loans and deposits. During 2001, the market experienced a rapid decline in short term interest rates which had a negative impact on interest margins as the yield on the Company's earning assets adjusted downward at a faster rate than the interest rates paid on deposits. As rates have stabilized, the rate paid on deposits has adjusted down while the assets have remained somewhat static to increase the overall net interest spread. The Company's net interest margin (net interest income as a percentage of average earning assets) for the three month period ended March 31, 2002 was 3.46% compared to 3.51% for the same period in 2001.

The provisions for loan losses were $525,000 and $300,000, respectively, for the three month periods ended March 31, 2002 and 2001. These provisions were used to maintain the allowance for loan losses at a prudent level considering the Company's loan growth. At March 31, 2002, the allowance for loan losses was 1.49% of total loans. Loans 90 days or more past due or in nonaccrual status totaled $5.9 million and represented 1.29% of total loans on March 31, 2002.

Non-interest income for the three month period ended March 31, 2002, was $1.6 million compared to $796,000 for the same period in 2001. The increase in non-interest income is primarily attributable to several factors. The Company increased fees associated with deposit accounts in the second quarter of 2001 that had a positive impact on the 2002 balances. In addition, the mortgage origination department experienced a large increase in fees as the result of the lower interest rate environment and increased refinance business. Mortgage loan origination fees increased from $375,000 in the first three months of 2001 to $655,000 for the same period in 2002. The Company also started a new Bounce Free checking program during the second quarter of 2001 which caused a substantial increase in fee income during the 2002 period. Fees for non-sufficient funds, which include the new Bounce Free checking program income, have increased from $163,000 in 2001 to $313,000 in 2002. Finally, the deposit base on which fees are earned increased substantially during the first quarter of 2002 as a result of the acquisition.

Non-interest expense for the three month period ended March 31, 2002 was $4.2 million compared to $2.8 million for the same period in 2001. Salaries and employee benefits, representing the largest expense category during the period, increased from $1.5 million for the three month period in 2001 to $2.2 million for the same period in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition and as a result of management intention to maintain adequate staffing levels to meet customer needs and keep pace with its expected growth. As of March 31, 2002, the Company had 171 full-time equivalent employees compared to 124 for the same period in 2001. The increase in personnel costs also includes increases in commissions paid to Mortgage Origination's personnel as the associated fee income has increased by 75%. Occupancy costs, the second highest component of non-interest expenses, increased from $274,000 for the three month period in 2001 to $368,000 for the same period in 2002. This increase is primarily associated with the acquisition of the 4 additional branches received as part of the First Community transaction. Although management expects non-interest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Income tax expense was $677,000 during the three month period ended March 31, 2002 compared to a benefit of $356,000 during the same period in 2001. At March 31, 2002, the Company had net deferred tax assets of $5.3 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements. Prior to 2001, the Company was unable to use deferred tax benefits and recorded deferred tax assets only to the extent those amounts offset current taxes. During March 2001, previously recorded valuation allowances were reversed and reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the inception of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that credit quality is maintained after the loan is booked, the Bank holds an internal Loan Review Committee meeting each month. The account officer obtains updated financial information on all large commercial loan relationships and makes a presentation to this Committee on an annual basis. In addition, an outside firm performs a review that covers the largest commercial relationships in the Bank and a sample of loans from the consumer, mortgage and smaller commercial loan portfolios each year. The firm reviews underwriting, documentation and risk grading analysis. The goal of these reviews is to determine if the risk grade is still accurate and that the methodology is appropriate.

The Bank calculates the amount of allowance needed to cover the probable losses in the portfolio by applying a reserve percentage to each risk grade. Consumer loans and mortgages are not risk graded but a percentage is reserved for these loans based on historical losses. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The allowance is adjusted accordingly.

Based on this allowance calculation , management charged operations in the amount of $525,000 for the first quarter ended March 31, 2002 to provide for probable losses related to uncollectible loans. In addition, loss provisions of $2,640,000 were transferred to the Bank from Community Savings Bank during the acquisition. At the end of March 31, 2002, the loan loss reserve was 1.49% of gross loans, compared to 1.43% as of March 31, 2001. The following table presents an analysis of changes in the allowance for loan losses for the three month periods ended March 31, 2002 and 2001:

                                                              Three Months
                                                             Ended March 31,
                                                          2002           2001
                                                          ----           ----
(In thousands)
Allowance for loan losses, beginning of period           $4,287         $3,463
Net charge-offs:
      Loans charged off:
      Commercial                                            660              9
      Consumer                                               48              5
                                                         ------         ------
           Total charge-offs                                708             14
                                                         ------         ------
      Recoveries of loans previously charged off:
      Commercial                                              1             --
      Consumer                                                5              5
                                                         ------         ------
           Total recoveries                                   6              5
                                                         ------         ------
           Total net charge-offs                            702              9
                                                         ------         ------
      Loss provisions charged to operations                 525            300
Loss provisions transferred during acquisition            2,640             --
                                                         ------         ------
Allowance for loan losses, end of period                 $6,750         $3,754
                                                         ======         ======

Net chargeoffs to average loans during the period          0.17%          0.00%
Allowance as a percent of gross loans                      1.49%          1.43%

Due to a weakened economy, the first quarter ended March 31, 2002 showed substantially higher charged-off loans than the same period last year. In the first quarter of 2002, the Bank charged-off $702,000, an increase of $693,000 over the same period last year. This increase is primarily related to commercial loans in default.

The Bank has also experienced a significant increase in non-performing loans. At the end of the first quarter of 2002, non-performing loans as a percentage of total assets increased to .92% from .09% in the first quarter of 2001. This increase is primarily due to the current economic downturn. The following table presents an analysis of nonperforming assets as of March 31, 2002 and 2001:

                                                            Three Months
                                                           Ended March 31,
                                                        2002             2001
                                                        ----             ----
(In thousands)
Nonperforming assets:
      Nonaccrual loans:
      Commercial real estate                          $  1,214         $    233
      Commercial                                         2,395               38
      Consumer                                             593               14
      Equity lines                                          68               --
      Mortgage                                           1,573               43
                                                        ------          -------
           Total nonacrual loans                         5,843              328
      Loans past due 90 days or more and still
      accruing interest:
      Consumer                                              25                1
                                                        ------          -------
           Total nonperforming loans                     5,868              329
      Foreclosed property held                             756               --
                                                        ------          -------
           Total nonperforming assets                 $  6,624         $    329
                                                      ========         ========

Nonperforming loans to total loans                        1.29%            0.13%
Allowance coverage of nonperforming loans               115.03%         1141.03%
Nonperforming assets to total assets                      1.03%            0.09%


Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $49.7 million in its most liquid assets, cash and cash equivalents, at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 72% of total assets at March 31, 2002. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $55.3 million or $10.32 per share at March 31, 2002. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At March 31, 2002, Capital Bank Corporation had a Tier 1 capital ratio of 10.0%, a total risk-based capital ratio of 11.2%, and a leverage ratio of 8.2%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Management's challenge is to use this capital to implement a prudent growth strategy of branch and bank acquisitions while growing the existing branch structure through quality service and responsiveness to its customers' needs, although there is no assurance that the Company will meet these objectives.

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

Item 3    Quantitative and Qualitative Disclosures About Market Risk
------    ----------------------------------------------------------
The Company has not experienced any material change in its portfolio risk from December 31, 2001 to March 31, 2002.

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

Item 2    Changes in Securities and Use of Proceeds
------    -----------------------------------------

As a result of the acquisition of First Community Financial Corporation, Capital Bank Corporation issued 1,904,442 shares of its common stock which was subsequently distributed to the shareholder of First Community in exchange for its stock.

Item 3    Defaults Upon Senior Securities
------    -------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

On January 17, 2002, a special meeting of stockholders of the Company was held to consider and vote upon two issues; to approve the merger agreement dated October 4, 2001 between Capital Bank Corporation and First Community Financial Corporation whereby Capital Bank Corporation would acquire First Community and to approve the issuance of up to 2,600,000 shares of Capital Bank Corporation stock as a part of the merger transaction. Of the 3,622,235 shares eligible to vote, 2,380,375 were voted as shown on the following tables:

                                     For             Against           Abstain         Total
                                     ---             -------           -------         -----

Approval of merger                2,334,299           41,176            4,900        2,380,375

Approval of stock issuance        2,330,499           45,576            4,300        2,380,375



In each case, the vote required to approve the action was obtained.

Item 5    Other Information
------    -----------------
None

Item 6   Exhibits and Reports on Form 8-K
------   --------------------------------
 (a)     Exhibits
         --------
         None

 (b)     Reports on Form 8-K
         -------------------
         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL BANK CORPORATION


Date:  May 14, 2002                      By:   /s/ Allen T. Nelson, Jr.,
                                               --------------------------------
                                               Allen T. Nelson, Jr.,
                                               Executive Vice President and CFO