Form 10-Q
period 2002-06-30
CAPITAL BANK CORP
filed 2002-08-14
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. a Yes [ X ] No [ ]

As of August 9, 2002, there were 5,661,845 shares issued and 5,265,161 shares outstanding of the Registrant's common stock, no par value.



                            Capital Bank Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                     Page No.

       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at June 30, 2002
            (Unaudited) and December 31, 2001                                           1
       Condensed consolidated statements of income for the three months ended
            June 30, 2002 and 2001 (Unaudited)                                          2
       Condensed consolidated statements of income for the six months ended
            June 30, 2002 and 2001 (Unaudited)                                          3
       Condensed consolidated statements of comprehensive income for the
            three and six months ended June 30, 2002 and 2001 (Unaudited)               4
       Condensed consolidated statements of cash flows for the six months
            ended June 30, 2002 and 2001 (Unaudited)                                5 - 6
       Notes to consolidated financial statements                                   7 - 9

       Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  9 - 17

       Item 3. Quantitative and Qualitative Disclosures About Market Risk              17

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                       17

       Item 2. Changes in Securities and Use of Proceeds                               17

       Item 3. Defaults Upon Senior Securities                                         17

       Item 4. Submission of Matters to a Vote of Security Holders                17 - 18

       Item 5. Other Information                                                       18

       Item 6. Exhibits and Reports on Form 8-K                                   18 - 19

       Signatures                                                                      20

       Exhibits                                                                   21 - 22



CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2002 and December 31, 2001
                                                                  June 30,       December 31,
                                                                    2002            2001
---------------------------------------------------------------------------------------------
                                   (Dollars in thousands)       (Unaudited)
ASSETS
Cash and due from banks:
     Interest earning                                            $  12,138       $   2,793
     Non-interest earning                                           17,117          12,380
Federal funds sold                                                   8,286             944
Investment securities - available for sale, at fair value          114,039          73,702
Loans-net of unearned income and deferred fees                     467,071         306,891
Allowance for loan losses                                           (6,873)         (4,286)
                                                                 ---------       ---------
        Net loans                                                  460,198         302,605
                                                                 ---------       ---------
Premises and equipment, net                                         10,569           5,009
Accrued interest receivable                                          2,847           1,853
Deposit premium and goodwill, net                                    6,732           4,105
Deferred tax assets                                                  4,407           2,033
Other assets                                                         5,641           1,317
                                                                 ---------       ---------
           Total assets                                          $ 641,974       $ 406,741
                                                                 =========       =========

LIABILITIES
Deposits:
     Demand, non-interest bearing                                $  38,523       $  28,470
     Savings and interest bearing demand deposits                  167,323         101,553
     Time deposits                                                 297,175         174,420
                                                                 ---------       ---------
        Total deposits                                             503,021         304,443
                                                                 ---------       ---------
Accrued interest payable                                               983             792
Repurchase agreements                                               12,881          11,167
Borrowings                                                          61,401          50,000
Other liabilities                                                    6,522           3,356
                                                                 ---------       ---------
           Total liabilities                                       584,808         369,758

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
     shares issued 2002 - 5,661,845 and 2001 - 3,658,689            56,324          34,805
Retained earnings, substantially restricted                          3,855           2,306
Accumulated other comprehensive income                               1,104             568
Treasury stock at cost, no par value; 2002 - 321,684 shares
     and 2001 - 61,350 shares                                       (4,117)           (696)
                                                                 ---------       ---------
           Total shareholders' equity                               57,166          36,983
                                                                 ---------       ---------
           Total liabilities and shareholders' equity            $ 641,974       $ 406,741
                                                                 =========       =========


See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2002 and 2001
                                                                   2002        2001
------------------------------------------------------------------------------------
                   (In thousands except per share data)               (Unaudited)
Interest income:
     Loans and loan fees                                          $7,470      $5,402
     Investment securities                                         1,546       1,145
     Federal funds and other interest income                         124         169
                                                                  ------      ------
         Total interest income                                     9,140       6,716
                                                                  ------      ------

Interest expense:
     Deposits                                                      3,207       3,460
     Borrowings and repurchase agreements                            794         456
                                                                  ------      ------
         Total interest expense                                    4,001       3,916
                                                                  ------      ------
         Net interest income                                       5,139       2,800
Provision for loan losses                                            705         300
                                                                  ------      ------
         Net interest income after provision for loan losses       4,434       2,500

Noninterest income:
     Service charges and other fees                                  602         413
     Net gain on sale of securities available for sale               159          27
     Other noninterest income                                        787         694
                                                                  ------      ------
         Total noninterest income                                  1,548       1,134
                                                                  ------      ------

Noninterest expenses:
     Salaries and employee benefits                                2,239       1,584
     Occupancy                                                       378         289
     Data processing                                                 212         160
     Directors fees                                                   77          50
     Advertising                                                     123          94
     Furniture and equipment                                         270         188
     Amortization of intangibles                                     169         150
     Other expenses                                                  818         542
                                                                  ------      ------
         Total noninterest expenses                                4,286       3,057
                                                                  ------      ------
            Net income before income tax expense                   1,696         577
Income tax expense                                                   555         215
                                                                  ------      ------
            Net income                                            $1,141      $  362
                                                                  ======      ======

Earnings per share - basic                                        $ 0.21      $ 0.10
                                                                  ======      ======
Earnings per share - diluted                                      $ 0.20      $ 0.10
                                                                  ======      ======


See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2002 and 2001
                                                                    2002          2001
-----------------------------------------------------------------------------------------
                       (In thousands except per share data)             (Unaudited)
Interest income:
     Loans and loan fees                                          $ 14,256      $ 10,940
     Investment securities                                           3,049         2,324
     Federal funds and other interest income                           207           327
                                                                  --------      --------
         Total interest income                                      17,512        13,591
                                                                  --------      --------

Interest expense:
     Deposits                                                        6,058         7,050
     Borrowings and repurchase agreements                            1,546           842
                                                                  --------      --------
         Total interest expense                                      7,604         7,892
                                                                  --------      --------
         Net interest income                                         9,908         5,699
Provision for loan losses                                            1,230           600
                                                                  --------      --------
         Net interest income after provision for loan losses         8,678         5,099

Noninterest income:
     Service charges and other fees                                  1,107           703
     Net gain on sale of securities available for sale                 243            77
     Other noninterest income                                        1,783         1,150
                                                                  --------      --------
         Total noninterest income                                    3,133         1,930
                                                                  --------      --------

Noninterest expenses:
     Salaries and employee benefits                                  4,442         3,094
     Occupancy                                                         746           563
     Data processing                                                   462           312
     Directors fees                                                    136           105
     Advertising                                                       322           203
     Furniture and equipment                                           565           372
     Amortization of intangibles                                       323           291
     Other expenses                                                  1,500           931
                                                                  --------      --------
         Total noninterest expenses                                  8,496         5,871
                                                                  --------      --------
            Net income before income tax expense                     3,315         1,158
Income tax expense (benefit)                                         1,232          (141)
                                                                  --------      --------
            Net income                                            $  2,083      $  1,299
                                                                  ========      ========

Earnings per share - basic                                        $   0.39      $   0.35
                                                                  ========      ========
Earnings per share - diluted                                      $   0.38      $   0.35
                                                                  ========      ========

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME
Three and Six Months Ended June 30, 2002 and 2001
                                                               2002           2001
------------------------------------------------------------------------------------
                                     (In thousands)                 (Unaudited)
Three month period ended June 30, 2002 and 2001:
      Net income before comprehensive items                   $ 1,141       $   362
      Reclassification of gains recognized in net income         (159)          (27)
      Unrealized gains on securities available for sale,
            net of deferred tax effect                          1,516            23
                                                              -------       -------
         Comprehensive income                                 $ 2,498       $   358
                                                              =======       =======

Six month period ended June 30, 2002 and 2001:
      Net income before comprehensive items                   $ 2,083       $ 1,299
      Reclassification of gains recognized in net income         (243)          (77)
      Unrealized gains on securities available for sale,
            net of deferred tax effect                            779           143
                                                              -------       -------
         Comprehensive income                                 $ 2,619       $ 1,365
                                                              =======       =======


See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
                                                                       2002          2001
--------------------------------------------------------------------------------------------
                                              (In thousands)              (Unaudited)
Cash Flows From Operating Activities
     Net income                                                     $  2,083       $  1,299
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization of deposit premium                                  323            291
        Depreciation                                                     673            417
        Gain on sale of equipment                                         --             (3)
        Gains on sale of securities available for sale                  (243)           (77)
        Amortization/accretion of premiums/discounts on
            on securities, net                                           244           (149)
        Deferred income tax benefits                                     (43)          (815)
        Provision for loan losses                                      1,230            600
        Changes in assets and liabilities:
            Accrued interest receivable                                  170            344
            Other assets                                                (648)          (146)
            Accrued interest payable and other liabilities              (252)          (822)
                                                                    --------       --------
               Net cash provided by operating activities               3,537            939
                                                                    --------       --------
Cash Flows From Investing Activities
     Loan originations, net of principal repayments                  (25,476)       (25,882)
     Additions to premises and equipment                                (809)          (605)
     Proceeds from sale of equipment                                      --             38
     Net (purchase) sale of Federal Home Loan Bank stock                 858           (500)
     Purchase of securities available for sale                       (23,018)       (50,347)
     Proceeds from maturities of securities available for sale         8,926         26,232
     Proceeds from sale of securities available for sale              12,771          9,014
     Capitalized purchase costs                                          (29)           (57)
     Net cash acquired from purchase of subsidairy                     8,649             --
                                                                    --------       --------
               Net cash used in investing activities                 (18,128)       (42,107)
                                                                    --------       --------
Cash Flows From Financing Activities
     Net increase in deposits                                         42,337         16,994
     Net increase in repurchase agreements                             1,714          1,385
     Net increase (decrease) in borrowings                            (5,013)        15,000
     Cash dividends paid                                                (267)            --
     Issuance of common stock for options                                665             --
     Purchase of treasury stock                                       (3,421)          (180)
                                                                    --------       --------
               Net cash provided by financing activities            $ 36,015       $ 33,199
                                                                    --------       --------

                                                                   (continued on next page)


See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2002 and 2001

                                                               2002              2001
-----------------------------------------------------------------------------------------
                                          (In thousands)            (Unaudited)

                Net change in cash and cash equivalents      $  21,424       $  (7,969)
      Cash and cash equivalents:
         Beginning                                              16,117          28,426
                                                             ---------       ---------
         Ending                                              $  37,541       $  20,457
                                                             =========       =========


Supplemental Disclosure of Cash Flow Information
      Transfer from loans to real estate acquired
         through foreclosure                                 $     802       $      --
                                                             =========       =========
      Cash paid for:
         Income taxes                                        $   1,583       $     555
                                                             =========       =========
         Interest                                            $   7,413       $   7,863
                                                             =========       =========

      Dividends payable                                      $     267       $      --
                                                             =========       =========

      Purchase of First Community Financial Corp:
         Loans, net of reserves                              $(134,149)      $      --
         Investments                                           (39,001)             --
         Other assets acquired                                 (12,131)             --
         Goodwill and deposit premium                           (2,921)             --
         Deposits                                              156,241              --
         Borrowings                                             16,414              --
         Other liabilities assumed                               3,342              --
         Issuance of stock                                      20,854              --
                                                             ---------       ---------
            Net cash and cash equivalents acquired           $   8,649       $      --
                                                             =========       =========

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 2001 Capital Bank Corporation annual report.

2.       Acquisition of First Community Financial Corporation

On January 18th, 2001, the Company acquired First Community Financial Corporation ("First Community") in Burlington, NC., the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank was originally chartered in 1934, and its market area consists of the communities in Alamance County, North Carolina. Community Savings Bank primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. Each First Community share of common stock was exchanged for 1.30275 shares of Capital Bank Corporation common stock plus $16.20 cash. As a result of the acquisition, the Company issued an additional 1.9 million shares of stock. The transaction was accounted for under the purchase method and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

A summary of estimated fair values of assets acquired and liabilities assumed were as follows:

(In thousands)
Loans receivable                                                  $ 134,149
Investments                                                          39,001
Premises and equipment                                                5,424
Goodwill                                                              2,139
Deposit premium                                                         782
Other assets                                                         12,957
Deposits                                                           (156,241)
Borrowings                                                          (16,414)
Other liabilities                                                    (3,342)
                                                                 -----------
    Investment in subsidiary, net of dividends to shareholders
    and capitalized acquisition costs                             $  18,455
                                                                 ===========

3.       Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive net income and information concerning the Company's other comprehensive income items for the three and six month periods ended June 30, 2002 and 2001 are as shown in the Condensed Consolidated Statements of Comprehensive Income.

4.       Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For Capital Bank Corporation, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2002 and 2001.

                                                                 2002           2001
                                                             --------------------------
                                                                     (Unaudited)
(In thousands except number of shares)
Three month periods ended June 30, 2002 and 2001:

Income available to stockholders - basic and diluted         $    1,141      $      362
                                                             ==========      ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         5,457,320       3,723,785
Incremental shares from assumed exercise of stock
      options                                                   228,214          31,101
                                                             ----------      ----------
Weighted average number of shares outstanding - diluted       5,685,534       3,754,886
                                                             ==========      ==========


                                                                2002            2001
                                                             ---------------------------
                                                                    (Unaudited)
(In thousands except number of shares)
Six month periods ended June 30, 2002 and 2001:

Income available to stockholders - basic and diluted         $    2,083      $    1,299
                                                             ==========      ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         5,330,157       3,728,288
Incremental shares from assumed exercise of stock
      options                                                   198,225          26,181
                                                                             ----------
Weighted average number of shares outstanding - diluted       5,528,382       3,754,469
                                                                             ==========



Total options of 689,000 were used in the diluted calculation. All options currently issued under existing plans were included in the diluted calculation because the average fair market value of a common share of stock was greater than all of the option exercise prices.

5.       Income Taxes

Prior to the three month period ended March 31, 2001, the Corporation recorded minimal net income tax expenses. This was due primarily to the generation of consolidated net operating losses during the start up phase and the establishment of a valuation allowance against deferred tax assets until such time as the Company demonstrated the ability to utilize those deferred tax assets in the future. Management determined during the three month period ended March 31, 2001 that the Company would more likely than not be able to utilize those assets in the future. Accordingly, during the period ended March 31, 2001, the remaining valuation allowances were reversed and all reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one time net tax benefit of $356,000.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
-------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three and six month periods ended June 30, 2002 and 2001 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

On October 5, 2001, the Company entered into a definitive agreement to acquire First Community Financial Corporation ("First Community") in Burlington, NC, the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank operates in the communities in and around Burlington and Graham (Alamance County), and was primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The acquisition was approved at a special shareholder meeting on January 17, 2002 and the transaction took place effective the close of business on January 18, 2002. Each First Community share of common stock was exchanged for 1.30275 shares of Capital Bank Corporation common stock plus $16.20 cash. The transaction was accounted for under the purchase method and is intended to qualify as a tax-free reorganization under
Section 368(a) of the Internal Revenue Code.

On May 1, 2002, the Company entered into a definitive agreement to acquire High Street Corporation ("High Street") in Asheville, NC. High Street was incorporated on October 30, 2001 to serve as the holding company for High Street Banking Company ("High Street Bank"). High Street has had no significant assets other than the outstanding capital stock of High Street Bank. High Street Bank was originally incorporated on April 25, 1997, and its market area consists of the communities of Asheville and Hickory, North Carolina. High Street Bank is primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. Management anticipates that the acquisition will be completed in the fourth quarter of 2002.

As of June 30, 2002, High Street Corporation had consolidated assets of $165.2 million, consolidated loans of $128.3 million, consolidated deposits of $138.8 million and consolidated shareholders' equity of $15.1 million.

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

Financial Condition

Total consolidated assets of the Company at June 30, 2002 were $642.0 million compared to $406.7 million at December 31, 2001, an increase of $235.2 million, or 58%. On June 30, 2002, loans, including loans held for sale of $1.5 million, were $467.1 million, up $160.2 million, or 52%, compared to December 31, 2001. Investment securities were $114.0 million and federal funds sold were $8.3 million at June 30, 2002. During the six month period ended June 30, 2002, cash and cash equivalents, including federal funds sold, increased by $21.4 million. All increases were primarily the result of the acquisition of First Community and it's subsidiary bank, Community Savings Bank, as of January 18, 2002 as described above and through internal growth of existing branches. Loans and investments acquired aggregated $173.1 million.

Earning assets represented 94% of total assets on June 30, 2002. The allowance for loan losses on June 30, 2002 was $6.9 million and represented approximately 1.47% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits on June 30, 2002 were $503.0 million, an increase of $198.6 million or 65% from December 31, 2001, primarily the result of deposits acquired from First Community of $156.2 million. As a result, the acquired deposits caused the company's deposit mix to change with higher rate CD's now representing a larger portion of total deposits. The increase in CD's partially offset a trend towards lower rate funds that the Company had moved towards over the previous year. Certificates of deposit made up 59% of total deposits as of June 30, 2002 compared to 57% at December 31, 2001. During the six month period ended June 30, 2002, certificates of deposit increased by $122.8 million, or 70% from $174.4 million to $297.2 million. At the same time, non-interest bearing demand deposit accounts increased $10.1 million, or 35%, from $28.5 million to $38.5 million and savings and interest bearing demand deposit accounts increased $65.8 million, or 65%, from $101.6 million to $167.3 million. During 2001, the dependency on certificates of deposit declined as the result of a conscious effort on management's part to attract lower cost core deposits such as money market and interest bearing checking accounts along with an effort to reduce the overall rates paid on certificates of deposit while still remaining price competitive. Management intends to continue with this strategy during 2002.

Borrowings increased from $50.0 million at December 31, 2001 to $61.4 million at June 30, 2002, as the Company acquired the outstanding borrowings of First
Community, amounting to $16.4 million at acquisition, along with the other assets and liabilities of that company. Both Capital Bank Corporation and First Community took advantage of the low rates offered by the Federal Home Loan Bank during the latter part of 2001 and leveraged those additional borrowings into higher yielding investments.

Total consolidated shareholders' equity was $57.2 million at June 30, 2002, an increase of $20.2 million from December 31, 2001, due primarily to the issuance of additional common stock as a part of the acquisition of First Community.

Results of Operations

For the three month period ended June 30, 2002, the Company reported net income of $1.1 million or $.20 per share - diluted compared to $362,000 or $.10 per share - diluted for the same period in 2001. Net income for 2002 included a significantly higher pretax income primarily attributable to higher loan and deposit balances on which net interest and noninterest income are generated. These increased balances were principally the result of the acquisition described above. For the six month period ended June 30, 2002, the Company reported net income of $2.1 million or $.38 per share - diluted compared to $1.3 million or $.35 per share - diluted for the same period in 2001. Net interest income in the first six months of 2002 was $9.9 million, up 74% compared to $5.7 million in the same period of 2001 due primarily to increased balances in loans and deposits. Pretax income for the period ended June 30, 2002 was $1.7 million, an increase of $1.1 million or 194% over the $577,000 recorded during the same period in 2001. The increase in pretax income was offset by a significant difference in the amount of income taxes recorded for the different periods. During the period ended March 31, 2001, the Company recorded a one time reversal of valuation allowances on deferred income tax assets done as a result of continued trends of profitability. See Note 4 for additional information. This reversal, net of current tax expense for the period, resulted in a net tax benefit of $356,000. For the six month period ended June 30, 2002, income tax expense was $1.2 million compared to a tax benefit of $141,000 recorded for the same period in 2001. During 2001, the market experienced a rapid decline in short term interest rates which had a negative impact on interest margins as the yield on the Company's earning assets adjusted downward at a faster rate than the interest rates paid on deposits. As rates have stabilized during the first half of 2002, the average rate paid on deposits has adjusted downward while the yield on assets have remained relatively stable resulting in an increase in the overall net interest spread. The Company's net interest margin (net interest income as a percentage of average earning assets) for the three and six month periods ended June 30, 2002 were 3.43% and 3.44%, compared to 3.24% and 3.37% in the same periods in 2001.

The provisions for loan losses were $705,000 and $1.2 million, respectively, for the three and six month periods ended June 30, 2002. These provisions were used to maintain the allowance for loan losses at a prudent level considering the Company's loan growth and credit quality. At June 30, 2002, the allowance for loan losses was 1.47% of total loans. Loans 90 days or more past due or in nonaccrual status totaled $4.1 million and represented .88% of total loans on June 30, 2002.

Non-interest income for the three and six month periods ended June 30, 2002, were $1.5 million and $3.1 million, respectively, compared to $1.1 million and $1.9 million for the same periods in 2001. The increase in non-interest income is primarily attributable to several factors. The Company increased fees associated with deposit accounts in the second quarter of 2001 that had a positive impact on the 2002 balances. In addition, the mortgage origination department experienced a large increase in fees on sold loans as the result of the lower interest rate environment and increased refinance business. Mortgage loan origination fees increased from $925,000 in the first six months of 2001 to $1.2 million for the same period in 2002. In addition, the Company started a new overdraft checking privilege program called Bounce Free checking program during the second quarter of 2001 which caused a substantial increase in fee income during the 2002 period. Fees for non-sufficient funds, which include the new Bounce Free checking program income, have increased from $424,000 in 2001 to $693,000 in 2002. Finally, the deposit base on which fees are earned increased substantially during the first quarter of 2002 as a result of the acquisition.

Non-interest expense for the three and six month periods ended June 30, 2002 was $4.3 million and $8.5 million compared to $3.1 million and $5.9 million for the same periods in 2001. Salaries and employee benefits, representing the largest expense category, increased from $1.6 million and $3.1 million for the three and six month periods in 2001 to $2.2 million and $4.4 million for the same periods in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition and as a result of management intention to maintain adequate staffing levels to meet customer needs and keep pace with its expected growth. As of June 30, 2002, the Company had 175 full-time equivalent employees compared to 129 for the same period in 2001. Occupancy costs, the second highest component of non-interest expenses, increased from $289,000 and $563,000 for the three and six month periods in 2001 to $378,000 and $746,000 for the same period in 2002. This increase is primarily associated with the acquisition of the 4 additional branches received as part of the First Community transaction. Although management expects non-interest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Income tax expense was $555,000 and $1.2 million during the three and six month periods ended June 30, 2002 compared to an expense of $215,000 and a benefit of $141,000 during the same periods in 2001. At June 30, 2002, the Company had net deferred tax assets of $4.4 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements. Prior to 2001, the Company was unable to use deferred tax benefits and recorded deferred tax assets only to the extent those amounts offset current taxes. During March 2001, previously recorded valuation allowances were reversed and deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the inception of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that credit quality is maintained after a loan is booked, the Bank has a loan review department and a loan review process which includes an internal senior level Loan Review
Community which meets each month. Account officers obtain updated financial information on all large commercial loan relationships and review each relationship with the Committee on an annual basis. In addition, an outside firm performs a review that covers the largest commercial relationships as well as a sample of loans from the consumer, mortgage and smaller commercial loan portfolios each year. The firm reviews underwriting, documentation and risk grading analysis. The goal of these reviews is to determine if the Company's risk assessments are accurate and that its loan review process is appropriate.

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

Based on this allowance calculation, management charged operations in the amount of $1.2 million for the six months ended June 30, 2002 to provide for probable losses related to uncollectible loans. In addition, an allowance of $2.6 million was acquired by the Bank from Community Savings Bank. At the end of June 30, 2002, the loan loss reserve was 1.47% of gross loans, compared to 1.51% as of June 30, 2001. The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2002 and 2001:


                                                                       Three Months                   Six Months
                                                                       Ended June 30,                Ended June 30,
                                                                    2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------
 (In thousands)
 Allowance for loan losses, beginning of period                     $ 6,750        $ 3,754        $ 4,287        $ 3,463
 Net charge-offs:
       Loans charged off:
       Commercial                                                       584              4          1,244             13
       Consumer                                                         183             14            231             19
                                                                ------------   ------------   ------------   ------------
            Total charge-offs                                           767             18          1,475             32
                                                                ------------   ------------   ------------   ------------
       Recoveries of loans previously charged off:
       Commercial                                                       154              -            155              -
       Consumer                                                          31              2             36              7
                                                                ------------   ------------   ------------   ------------
            Total recoveries                                            185              2            191              7
                                                                ------------   ------------   ------------   ------------
            Total net charge-offs                                       582             16          1,284             25
                                                                ------------   ------------   ------------   ------------
       Loss provisions charged to operations                            705            300          1,230            600
 Allowances transferred during acquisition                                -              -          2,640              -
                                                                ------------   ------------   ------------   ------------
 Allowance for loan losses, end of period                           $ 6,873        $ 4,038        $ 6,873        $ 4,038
                                                                ============   ============   ============   ============

 Net chargeoffs to average loans during the period                    0.13%          0.01%          0.28%          0.01%
 Allowance as a percent of gross loans                                1.47%          1.51%          1.47%          1.51%


Due to a weakened economy the Company experienced higher loan charge offs in the three and six month periods ended June 30, 2002 when compared to the same periods in the prior year. In the second quarter of 2002, the Bank charged-off $767,000, an increase of $749,000 over the same period last year. This increase is primarily related to commercial loans in default.

The Bank has also experienced a significant increase in non-performing loans. At the end of the second quarter of 2002, non-performing loans as a percentage of total assets increased to .74% from .40% in the second quarter of 2001. This increase is primarily due to the current economic downturn. The following table presents an analysis of nonperforming assets as of June 30, 2002 and 2001:

                                                              Period
                                                           Ended June 30,
                                                        2002           2001
                                                       ------         ------
 (In thousands)
Nonperforming assets:
       Nonaccrual loans:
       Commercial real estate                          $1,716         $1,317
       Commercial                                         395             --
       Consumer                                           322             --
       Equity lines                                        49             65
       Mortgage                                         1,606            127
                                                       ------         ------
            Total nonacrual loans                       4,088          1,509
       Loans past due 90 days or more and still
       accruing interest:
       Consumer                                            --              2
                                                       ------         ------
            Total nonperforming loans                   4,088          1,511
       Foreclosed property held                           669             --
                                                       ------         ------
            Total nonperforming assets                 $4,757         $1,511
                                                       ======         ======

 Nonperforming loans to total loans                      0.88%          0.56%
 Nonperforming assets to total assets                    0.74%          0.40%
 Allowance coverage of nonperforming loans                168%           267%


Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $37.5 million in its most liquid assets, cash and cash equivalents, at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 76% of total assets at June 30, 2002. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $57.2 million or $10.70 per share at June 30, 2002. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At June 30, 2002, Capital Bank Corporation had a Tier 1 capital ratio of 9.65%, a total risk-based capital ratio of 10.90% and a leverage ratio of 7.77%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank.

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

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in its portfolio risk from December 31, 2001 to June 30, 2002.

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

Item 2            Changes in Securities and Use of Proceeds
---------         -----------------------------------------

During the three month period ended June 30, 2002, 13,254 shares of Capital Bank Corporation common stock were issued to certain individuals who exercised stock options.

Item 3            Defaults Upon Senior Securities
------            -------------------------------

None

Item 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

On May 23, 2002, the annual meeting of stockholders of the Company was held to consider and vote upon three issues; the election of Class I, II, and III directors, the approval of the combination of our existing option plans into one Equity Incentive Plan, and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2002. All items were approved by the stockholders. Of the 5,487,419 shares eligible to vote, 4,416,572 were voted as shown on the following tables:

                                 For           Withheld         Total
                          ------------------------------------------------

Class II Directors:
William R. Gilliam            4,408,903          7,669        4,416,572
Robert L. Jones               4,405,538         11,034        4,416,572
Samuel J. Wornom, III         4,407,470          9,102        4,416,572

Class III Director:
Charles A. LeGrand            4,409,070          7,502        4,416,572

Class I Director:
James D. Moser, Jr.           4,409,420          7,152        4,416,572



Approval of the combination of our existing option plans into one Equity Incentive Plan and the reservation of 250,000 additional shares for issuance under the plan.


                  For            Against           Abstain            Total
            ------------------------------------------------------------------

               4,011,808         366,765           37,999          4,416,572


Vote concerning the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for the fiscal year ended December 31, 2002:


                  For            Against           Abstain            Total
            --------------------------------------------------------------------

               4,408,209           3,997            4,366          4,416,572







In each case, the vote required to approve the action was obtained.

Item 5            Other Information
------            -----------------

None

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------

 (a)     Exhibits
         --------
          Exhibit 99.1 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          Exhibit 99.2 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)      Reports on Form 8-K
          -------------------
         During May 2002, a Current Report on Form 8-K, dated May 1, 2002, was filed with the Commission by the Company. This report included information about a definitive agreement entered into by the Company to merge with High Street Corporation ("High Street"), the holding company for High Street Bank, pursuant to which High Street will merge with and into the Company, with the Company being the surviving corporation. The report also included or incorporated the following:
         (i) a joint press release distributed May 1, 2002 and (ii) a copy of the Merger Agreement between the Company and High Street dated May 1, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAPITAL BANK CORPORATION


Date:  August 14, 2002                By: /s/ Allen T. Nelson, Jr.
                                          -----------------------------------
                                           Allen T. Nelson, Jr.,
                                           Executive Vice President and CFO