Form 10-Q
period 2002-09-30
CAPITAL BANK CORP
filed 2002-11-15
CIK 1071992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (check mark) Yes ____No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ____Yes (check mark) No

As of November 14, 2002, there were 5,711,136 shares issued and 5,304,452 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                         Page No.

 Item 1. Financial Statements

 Condensed consolidated statements of financial condition at September 30, 2002
  (Unaudited) and December 31, 2001                                                                       1
 Condensed consolidated statements of income for the three months ended
  September 30, 2002 and 2001 (Unaudited)                                                                 2
 Condensed consolidated statements of income for the nine months ended
  September 30, 2002 and 2001 (Unaudited)                                                                 3
 Condensed consolidated statements of comprehensive income for the
  three and nine months ended September 30, 2002 and 2001 (Unaudited)                                     4
 Condensed consolidated statements of cash flows for the nine months
  ended September 30, 2002 and 2001 (Unaudited)                                                       5 - 6
 Notes to consolidated financial statements                                                           7 - 9

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                              9 - 17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                      17

 Item 4. Controls and Procedures                                                                         17

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                                               17

 Item 2. Changes in Securities and Use of Proceeds                                                       17

 Item 3. Defaults Upon Senior Securities                                                                 17

 Item 4. Submission of Matters to a Vote of Security Holders                                             18

 Item 5. Other Information                                                                               18

 Item 6. Exhibits and Reports on Form 8-K                                                                18

 Signatures                                                                                              19

 Certifications                                                                                     19 - 21

 Exhibits                                                                                           22 - 26


                            CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002 and December 31, 2001

                                                                                September 30,           December 31,
                                                                                     2002                   2001
---------------------------------------------------------------------------------------------------------------------
                       (Dollars in thousands) (Unaudited)

ASSETS
Cash and due from banks:
  Interest earning                                                          $          7,508       $          2,793
  Noninterest earning                                                                 21,304                 12,380
Federal funds sold                                                                     5,582                    944
Investment securities - available for sale, at fair value                            123,533                 73,702
Loans-net of unearned income and deferred fees                                       475,865                306,891
Allowance for loan losses                                                             (7,203)                (4,286)
                                                                           -------------------    -------------------
   Net loans                                                                         468,662                302,605
                                                                           -------------------    -------------------
Premises and equipment, net                                                           10,345                  5,009
Accrued interest receivable                                                            2,983                  1,853
Deposit premium and goodwill, net                                                      8,268                  4,105
Deferred tax assets                                                                    3,450                  2,033
Other assets                                                                           7,519                  1,317
                                                                           -------------------    -------------------
     Total assets                                                           $        659,154       $        406,741
                                                                           ===================    ===================

LIABILITIES
Deposits:

  Demand, noninterest bearing                                               $        38,011        $         28,470
  Savings and interest bearing demand deposits                                      188,520                 101,553
  Time deposits                                                                     295,399                 174,420
                                                                           -------------------    -------------------
   Total deposits                                                                   521,930                 304,443
                                                                           -------------------    -------------------
Accrued interest payable
                                                                                      1,023                     792
Repurchase agreements                                                                13,348                  11,167
Borrowings                                                                           59,395                  50,000
Other liabilities                                                                     6,875                   3,356
                                                                           -------------------    -------------------
     Total liabilities                                                              602,571                 369,758

SHAREHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized; shares issued
  2002 - 5,676,776 and 2001 - 3,658,689                                              56,424                  34,805
Retained earnings, substantially restricted                                           3,949                   2,306
Accumulated other comprehensive income                                                1,455                     568
Treasury stock; 2002 - 396,684 shares
   and 2001 - 61,350 shares                                                          (5,245)                   (696)
                                                                           -------------------    -------------------
     Total shareholders' equity                                                      56,583                  36,983
                                                                           -------------------    -------------------
     Total liabilities and shareholders' equity                             $       659,154         $       406,741
                                                                           ===================    ===================

See Notes to Condensed Consolidated Financial Statements
                                      - 1 -

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2002 and 2001

                                                                                  2002                   2001
---------------------------------------------------------------------------------------------------------------------
                                       (In thousands except per share data)               (Unaudited)
Interest income:
  Loans and loan fees                                                       $          7,407       $          5,171
   Investment securities                                                               1,542                  1,236
  Federal funds and other interest income                                                 98                    134
                                                                           -------------------    -------------------
  Total interest income                                                                9,047                  6,541
                                                                           -------------------    -------------------
Interest expense:
  Deposits                                                                             3,274                  3,246
  Borrowings and repurchase agreements                                                   804                    489
                                                                           -------------------    -------------------
   Total interest expense                                                              4,078                  3,735
                                                                           -------------------    -------------------
   Net interest income                                                                 4,969                  2,806
Provision for loan losses                                                              2,560                    300
                                                                           -------------------    -------------------
   Net interest income after provision for loan losses                                 2,409                  2,506

Noninterest income:
   Service charges and other fees                                                        594                    517
   Net gain on sale of securities available for sale                                     518                      -
  Other noninterest income                                                             1,252                    666
                                                                           -------------------    -------------------
   Total noninterest income                                                            2,364                  1,183
                                                                           -------------------    -------------------
Noninterest expenses:
  Salaries and employee benefits                                                       2,313                  1,634
   Occupancy                                                                             399                    284
   Data processing                                                                       224                    158
   Directors fees                                                                         63                     55
   Advertising                                                                            67                     86
   Furniture and equipment                                                               260                    164
   Amortization of intangibles                                                           170                    153
   Other expenses                                                                        747                    393
                                                                           -------------------    -------------------
    Total noninterest expenses                                                         4,243                  2,927
                                                                           -------------------    -------------------
     Net income before income tax expense                                                530                    762
Income tax expense                                                                       171                    272
                                                                           -------------------    -------------------
     Net income                                                             $            359       $            490
                                                                           ===================    ===================

Earnings per share - basic                                                  $           0.07       $           0.13
                                                                           ===================    ===================
Earnings per share - diluted                                                $           0.06       $           0.13
                                                                           ===================    ===================

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2002 and 2001

                                                                                  2002                   2001
---------------------------------------------------------------------------------------------------------------------
                                       (In thousands except per share data)               (Unaudited)
Interest income:
  Loans and loan fees                                                       $        21,663        $        16,111
  Investment securities                                                               4,591                  3,560
  Federal funds and other interest income                                               305                    461
                                                                           -------------------    -------------------
   Total interest income                                                             26,559                 20,132
                                                                           -------------------    -------------------

Interest expense:
   Deposits                                                                           9,332                 10,296
   Borrowings and repurchase agreements                                               2,350                  1,331
                                                                           -------------------    -------------------
   Total interest expense                                                            11,682                 11,627
                                                                           -------------------    -------------------
   Net interest income                                                               14,877                  8,505

Provision for loan losses                                                             3,790                    900
                                                                           -------------------    -------------------
   Net interest income after provision for loan losses                               11,087                  7,605

Noninterest income:
   Service charges and other fees                                                     1,701                  1,220
   Net gain on sale of securities available for sale                                    761                     77
   Other noninterest income                                                           3,035                  1,816
                                                                           -------------------    -------------------
    Total noninterest income                                                          5,497                  3,113
                                                                           -------------------    -------------------

Noninterest expenses:
  Salaries and employee benefits                                                      6,755                  4,728
  Occupancy                                                                           1,145                    847
  Data processing                                                                       686                    470
  Directors fees                                                                        199                    160
  Advertising                                                                           389                    289
  Furniture and equipment                                                               825                    536
  Amortization of intangibles                                                           493                    444
  Other expenses                                                                      2,247                  1,324
                                                                           -------------------    -------------------
    Total noninterest expenses                                                       12,739                  8,798
                                                                           -------------------    -------------------
     Net income before income tax expense                                             3,845                  1,920
Income tax expense                                                                    1,403                    131
                                                                           -------------------    -------------------
     Net income                                                             $         2,442        $         1,789
                                                                           ===================    ===================

Earnings per share - basic                                                  $          0.46        $          0.48
                                                                           ===================    ===================
Earnings per share - diluted                                                $          0.44        $          0.48
                                                                           ===================    ===================

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
   INCOME

Three and Nine Months Ended September 30, 2002 and 2001

                                                                                  2002                   2001
---------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)           (Unaudited)

Three month periods ended September 30, 2002 and 2001:

   Net income                                                               $         359          $            490
   Reclassification of gains recognized in net income                                (518)                        -
   Unrealized gains on securities available for sale,
        net of deferred tax effect                                                    869                       777
                                                                           -------------------    -------------------
     Comprehensive income                                                   $         710          $          1,267
                                                                           ===================    ===================

Nine month periods ended September 30, 2002 and 2001:

   Net income                                                               $       2,442          $          1,789
   Reclassification of gains recognized in net income                                (761)                      (77)
   Unrealized gains on securities available for sale,
        net of deferred tax effect                                                  1,648                       920
                                                                           -------------------    -------------------
     Comprehensive income                                                   $       3,329          $          2,632
                                                                           ===================    ===================


See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

                                                                                 2002               2001
---------------------------------------------------------------------------------------------------------------
                                                           (In thousands)              (Unaudited)
Cash Flows From Operating Activities

    Net income                                                             $  2,442          $      1,789

    Adjustments to reconcile net income to net cash provided by operating activities:

        Amortization of deposit premium                                         493                   444

        Depreciation                                                            996                   612

        Gain on sale of equipment                                                 -                    (2)

        Gains on sale of securities available for sale                         (761)                  (77)

        Amortization/(accretion) of premiums/(discounts) on
            on securities, net                                                  609                  (144)

        Deferred income tax expense (benefit)                                   (56)                 (888)

        Provision for loan losses                                             3,790                   900
        Changes in assets and liabilities:

            Accrued interest receivable                                          34                    33

            Other assets                                                    (2,855)                  (190)

            Accrued interest payable and other liabilities                      144                  (645)
                                                                          -------------------    --------------

               Net cash provided by operating activities                      4,836                 1,832
                                                                          -------------------    --------------
Cash Flows From Investing Activities

    Loan originations, net of principal repayments                          (37,117)              (34,026)

    Additions to premises and equipment                                        (909)                 (637)

    Proceeds from sale of equipment                                               1                    38

    Net (purchase) sale of Federal Home Loan Bank stock                         308                (1,495)

    Purchase of securities available for sale                               (59,376)              (56,535)

    Proceeds from maturities of securities available for sale                19,630                34,670

    Proceeds from sale of securities available for sale                      30,205                 9,014

    Capitalized purchase costs                                                  (39)                  (69)

    Net cash acquired from purchase of subsidairy
                                                                              8,649                    -
                                                                          -------------------    --------------
               Net cash used in investing activities                        (38,648)              (49,040)
                                                                          -------------------    --------------
Cash Flows From Financing Activities

    Net increase in deposits                                                 61,246                30,682

    Net increase in repurchase agreements                                     2,181                   350

    Net increase (decrease) in borrowings                                    (7,019)               15,000

    Cash dividends paid                                                        (535)                  -

    Issuance of common stock for options                                        765                   -

    Purchase of common stock                                                 (4,549)                 (427)
                                                                          -------------------    --------------
               Net cash provided by financing activities                   $ 52,089              $ 45,605
                                                                          -------------------    --------------

                                                                                  (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Nine Months Ended September 30, 2002 and 2001

                                                                        2002                   2001
-------------------------------------------------------------------------------------------------------
                                     (In thousands)                       (Unaudited)

      Net change in cash and cash equivalents                 $        18,277        $        (1,603)
  Cash and cash equivalents:
   Beginning                                                          16,117                  28,426
                                                             -------------------    -------------------
   Ending                                                    $        34,394        $         26,823
                                                             ===================    ===================



Supplemental Disclosure of Cash Flow Information
  Transfer from loans to real estate acquired
    through foreclosure                                      $         1,419        $              -
                                                             ===================    ===================


   Dividends payable                                         $           264        $              -
                                                             ===================    ===================

  Cash paid for:

    Income taxes                                             $         1,775        $             929
                                                             ===================    ===================
   Interest                                                  $        11,451        $          11,686
                                                             ===================    ===================

  Purchase of First Community Financial Corp:
    Loans, net of reserves                                   $      (134,149)       $               -

    Investments                                                      (39,001)                       -


    Other assets acquired                                            (10,435)                       -

    Goodwill and deposit premium                                      (4,617)                       -

    Deposits                                                         156,241                        -


    Borrowings                                                        16,414                        -



    Other liabilities assumed                                          3,342                        -

    Issuance of stock                                                 20,854                        -
                                                             -------------------    -------------------
      Net cash and cash equivalents acquired                 $         8,649        $               -
                                                             ===================    ===================


Notes to the Condensed Consolidated Financial Statements

1.  Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2001 Annual Report on Form 10-K.

2.  Acquisition of First Community Financial Corporation

On January 18th, 2002, the Company acquired First Community Financial Corporation ("First Community") in Burlington, North Carolina., the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank was originally chartered in 1934, and its market area consists of the communities in Alamance County, North Carolina. Community Savings Bank primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. Each First Community share of common stock was exchanged for 1.30275 shares of Capital Bank Corporation common stock plus $16.20 cash or alternatively for all cash or all stock. As a result of the acquisition, the Company issued an additional 1.9 million shares of stock. The transaction was accounted for under the purchase method and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

The following table reflects the unaudited pro forma combined results of operations, assuming the acquisition had occurred at the beginning of fiscal 2001:

                                                                                  2002                   2001
                                                                           -------------------    -------------------
(In thousands except per share amounts)
Net interest income                                                        $          15,174      $          13,503
Net income                                                                             2,546                  2,510
Net earnings per diluted share
                                                                                        0.46                   0.44

In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2001.

A summary of estimated fair values of assets acquired and liabilities assumed were as follows:


(In thousands)

Loans receivable                                                                          $   134,149
Investments                                                                                    39,001
Premises and equipment                                                                          5,424
Goodwill                                                                                        3,835
Deposit premium                                                                                   782
Other assets                                                                                   11,261
Deposits                                                                                    (156,241)
Borrowings                                                                                   (16,414)
Other liabilities                                                                             (3,342)
                                                                                       ---------------
     Investment in subsidiary, net of dividends to shareholders
     and capitalized acquisition costs                                                  $     18,455
                                                                                       ===============


3.  Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive net income and information concerning the Company's other comprehensive income items for the three and nine month periods ended September 30, 2002 and 2001 are as shown above in the Company's Condensed Consolidated Statements of Comprehensive Income.

4.  Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For Capital Bank Corporation, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2002 and 2001.


                                                                                  2002                   2001
                                                                           -------------------    -------------------

(Dollars in thousands)                                                                    (Unaudited)
Three month periods ended September 30, 2002 and 2001:

Income available to stockholders - basic and diluted
                                                                              $         359          $          490
                                                                           ===================    ===================
Shares used in the computation of earnings per share:


Weighted average number of shares outstanding - basic                             5,375,899               3,711,284
Incremental shares from assumed exercise of stock
    options                                                                         219,068                  54,716
                                                                           -------------------    -------------------

Weighted average number of shares outstanding - diluted                           5,594,967               3,766,000
                                                                           ===================    ===================



                                                                                  2002                   2001
                                                                           -------------------    -------------------

(Dollars in thousands)                                                                    (Unaudited)
Nine month periods ended September 30, 2002 and 2001:

Income available to stockholders - basic and diluted                        $         2,442       $           1,789
                                                                           ===================    ===================
Shares used in the computation of earnings per share:

Weighted average number of shares outstanding - basic                             5,345,572               3,722,557
Incremental shares from assumed exercise of stock
    options                                                                         205,172                  35,692
                                                                           -------------------    -------------------

Weighted average number of shares outstanding - diluted                           5,550,744               3,758,249
                                                                           ===================    ===================

Options to purchase 689,000 shares of common stock were used in the diluted calculation. All options currently issued under existing plans were included in the diluted calculation because the average fair market value of a common share of stock was greater than each option exercise price.

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

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations
------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three and nine month periods ended September 30, 2002 and 2001 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The

Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Exhibit 99.3 to this report, the Company's periodic reports and other filings with the SEC.

Overview

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's election to become a financial holding company was effective April 23, 2001. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services, Inc. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. At a special meeting of shareholders held on March 26, 1999, the shareholders of the Bank approved the reorganization of the Bank into Capital Bank Corporation. In the holding company reorganization, the shareholders of the Bank each received a right to one share of Company stock for each share of Bank stock that they owned.

Prior to April 14, 2000, the Bank operated primarily throughout the central part of North Carolina with branch facilities located in Raleigh (1), Cary (2), Sanford (3), and Siler City (1). In April, 2000, the Bank acquired 5 branches from another area financial institution which was accounted for as a purchase transaction. The transaction included branches in the eastern part of North Carolina including Oxford (2), Warrenton (1), Seaboard (1), and Woodland (1). In June, 2000, the Bank opened a new branch and moved its corporate headquarters to an office on Glenwood Avenue in Raleigh, North Carolina. In January 2001, the Bank opened a third branch in Raleigh.

On March 1, 2001, Capital Bank Corporation announced that it had formed Capital Bank Investment Services, Inc. ("CBIS"), an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh, North Carolina.

CBIS makes available a full range of non-deposit investment services to individuals and corporations, including customers of the Bank. These investment services include full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). These services will be available in the offices of the Bank through registered investment representatives.

On October 5, 2001, the Company entered into a definitive agreement to acquire First Community Financial Corporation ("First Community") in Burlington, North Carolina, the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank operates in the communities in and around Burlington and Graham (Alamance County), and was primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The acquisition was approved at a special shareholder meeting on January 17, 2002 and the transaction took place effective the close of business on January 18, 2002. Each First Community share of common stock was exchanged for 1.30275 shares of Capital Bank Corporation common stock plus $16.20 cash or, alternatively, for all cash or all stock. The transaction was accounted for under the purchase method and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

On May 1, 2002, the Company entered into a definitive agreement to acquire High Street Corporation ("High Street") in Asheville, North Carolina. High Street was incorporated on October 30, 2001 to serve as the holding company for High Street Banking Company ("High Street Bank"). High Street has had no significant assets other than the outstanding capital stock of High Street Bank. High Street Bank was originally incorporated on April 25, 1997, and its market area consists of the communities of Asheville and Hickory, North Carolina. High Street Bank is primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The Company has received all required approvals and management anticipates that the merger will be completed on or about December 1, 2002.

As of September 30, 2002, High Street Corporation had consolidated assets of $161.1 million, consolidated loans of $127.7 million, consolidated deposits of $134.5 million and consolidated shareholders' equity of $15.2 million.

The Company has no operations other than those of its subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. The Bank is a full-service community bank and the CBIS is a full service brokerage firm. The Company's profitability depends principally upon the net interest income, provision for loan losses, noninterest income and noninterest expenses of the Bank and the net commissions generated by CBIS.

Critical Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2001 Annual Report on Form 10-K . The Company has not experienced any material change in its critical accounting policies since December 31, 2001.

Financial Condition

Total consolidated assets of the Company at September 30, 2002 were $659.2 million compared to $406.7 million at December 31, 2001, an increase of $252.5 million, or 62%. On September 30, 2002, loans, including loans held for sale of $7.6 million, were $475.9 million, up $169.0 million, or 55%, compared to December 31, 2001. Investment securities were $123.5 million and federal funds sold were $5.6 million at September 30, 2002, up $49.8 million and $4.6 million, respectively, from December 31, 2001. During the nine month period ended September 30, 2002, cash and cash equivalents, including federal funds sold, increased by $18.3 million. All increases were primarily the result of the acquisition of First Community and its subsidiary bank, Community Savings Bank, as of January 18, 2002 as described above and through internal growth of existing branches. Loans and investments acquired were $173.1 million.

Earning assets represented 93% of total assets as of September 30, 2002. The allowance for loan losses as of September 30, 2002 was $7.2 million and represented approximately 1.51% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits as of September 30, 2002 were $521.9 million, an increase of $217.5 million or 71% from December 31, 2001, primarily the result of deposits acquired from First Community of $156.2 million and through internal growth. As a result, the acquired deposits caused the Company's deposit mix to change with higher rate Certificates of Deposit ("CDs") representing a larger portion of total deposits for part of the year. The increase in CDs partially offset a trend towards lower rate funds that the Company had moved towards over the previous year. However, due to the current low CD rate environment, many depositors have shifted funds into money markets and interest bearing checking products causing the portfolio mix as of September 30, 2002 to approximate the December 31, 2001 mix with CDs representing 57% of total deposits. During the nine month period ended September 30, 2002, certificates of deposit increased by $121.0 million, or 69% from $174.4 million to $295.4 million. At the same time, noninterest bearing demand deposit accounts increased $9.5 million, or 34%, from $28.5 million to $38.0 million and savings and interest bearing demand deposit accounts increased $87.0 million, or 86%, from $101.6 million to $188.5 million.

During 2001, the Company's dependency on CDs declined as the result of a conscious effort on management's part to attract lower cost core deposits such as money market and interest bearing checking accounts along with an effort to reduce the overall rates paid on CDs while still remaining price competitive. Management intends to continue with this strategy throughout the remainder of 2002.

Borrowings increased from $50.0 million as of December 31, 2001 to $59.4 million as of September 30, 2002, as the Company assumed the outstanding borrowings of First Community, amounting to approximately $16.4 million, along with its other assets and liabilities. Both Capital Bank Corporation and First Community took advantage of the low rates offered by the Federal Home Loan Bank during the latter part of 2001 and leveraged those additional borrowings into higher yielding investments.

Total consolidated shareholders' equity was $56.6 million as of September 30, 2002, an increase of $19.6 million from December 31, 2001, due primarily to the issuance of additional common stock as a part of the acquisition of First Community.

Results of Operations

For the three month period ended September 30, 2002, the Company reported net income of $359,000 or $.06 per diluted share compared to $490,000 or $.13 per diluted share for the same period in 2001. The decline in net income resulted because significant improvements in other areas of operating performance were offset by a $2.6 million provision for loan losses during the three month period ended September 30, 2002, compared to a $300,000 provision for the same three month period in 2001. This provision boosted the allowance for loan losses to 1.51% of total loans and covered charge-offs, net of recoveries, of approximately $2.2 million in loans, most of which related to two large commercial borrowers. While the higher provision negatively impacted profitability, earnings benefited from strength in other key areas such as net interest income, which increased 77% to $5.0 million from $2.8 million in the same period of 2001, and noninterest income, which doubled from the same period last year. Noninterest expense increased only 45% by comparison.

For the nine month period ended September 30, 2002, the Company reported net income of $2.4 million or $.44 per diluted share compared to $1.8 million or $.48 per diluted share for the same period in 2001. Earnings for the year were also negatively impacted by the increased loan loss provisions as a result of several isolated loan charge-offs. Net interest income in the first nine months of 2002 was $14.9 million, up 75% compared to $8.5 million in the same period of 2001 due primarily to increased balances in loans and deposits. Pretax income for the nine month period ended September 30, 2002 was $3.8 million, an increase of $1.9 million or 100% over the $1.9 million recorded during the same period in 2001. During the period ended March 31, 2001, the Company recorded a one time reversal of valuation allowances on deferred income tax assets done as a result of continued trends of profitability. See Note 4 in Part I, Item 1 of this report for additional information. This reversal, net of current tax expense for the period, resulted in a net tax benefit of $356,000 recorded in the first quarter of 2001. For the nine month period ended September 30, 2002, income tax expense was $1.4 million compared to $131,000 recorded for the same period in 2001.

During 2001, the rapid decline in short term interest rates had a negative impact on interest margins as the yield on the Company's earning assets adjusted downward at a faster rate than the interest rates paid on deposits. As rates have stabilized during the first nine months of 2002, the average rate paid on deposits has adjusted downward while the yields on assets have remained relatively stable resulting in an increase in the overall net interest spread. The Company's net interest margin (net interest income as a percentage of average earning assets) for the three and nine month periods ended September 30, 2002 were 3.28% and 3.39%, compared to 3.08% and 3.27% respectively, in the corresponding periods of 2001.

The provisions for loan losses were $2.6 and $3.8 million, respectively, for the three and nine month periods ended September 30, 2002. These provisions were used to maintain the allowance for loan losses at a prudent level considering the charge-offs, net of recoveries, of approximately $2.2 million and $3.5 million in loans, respectively, for the three and nine month periods ended September 31, 2002. At September 30, 2002, the allowance for loan losses was 1.51% of total loans. Loans 90 days or more past due or in nonaccrual status totaled $3.6 million and represented .78% of total loans as of September 30, 2002.

Noninterest income for the three and nine month periods ended September 30, 2002, was $2.4 million and $5.5 million, respectively, compared to $1.2 million and $3.1 million for the same periods in 2001. The $1.2 million increase in noninterest income for the three month period ended September 30, 2002 over the prior year was primarily attributable to securities gains taken in the third quarter of 2002 of $518,000 compared to zero for the same period in 2001 and a substantial rise in fees on sold loans recorded by the Bank's mortgage origination department as a result of the lower interest rate environment and increased mortgage refinance business. Mortgage loan origination fees increased from $480,000 during the third quarter of 2001 to $784,000 for the same period in 2002 primarily due to high refinancing activity. The $2.4 million increase in noninterest income for the nine month period ended September 30, 2002 over the same period in the prior year was primarily attributable to securities gains taken throughout the 2002 year of $761,000 compared to $77,000 for the previous year and increases in mortgage loan origination fees. Mortgage loan origination fees for the nine month period ended September 30, 2002 were $1.9 million compared to $1.4 million for the same period in 2001.

In addition, the Company started a new overdraft checking privilege program called Bounce Free checking during the second quarter of 2001 which has resulted in a substantial increase in fee income. Fees for non-sufficient funds, which include the new Bounce Free checking program income, have increased from $774,000 during the nine months ended September 30, 2001 to $1.1 million during the same period in 2002. Other increases in noninterest income from the nine month period ended September 30, 2001 to the same period in 2002 include revenues generated by the government lending department which was formed in early 2001, which recorded fees of $218,000 in 2002 compared to $71,000 in 2001 and increases in cash surrender values of bank owned life insurance policies, which increased from $22,000 in 2001 to $164,000 in 2002 as a result of additional policies acquired with the acquisition of First Community. Finally, the deposit base on which fees are earned increased substantially during the first quarter of 2002 as a result of the First Community acquisition.

Noninterest expense for the three and nine month periods ended September 30, 2002 was $4.2 million and $12.7 million, respectively, compared to $2.9 million and $8.8 million, respectively, for the corresponding periods in 2001. Salaries and employee benefits, representing the largest expense category, increased from $1.6 million and $4.7 million, respectively, for the three and nine month periods ended September 30, 2001 to $2.3 million and $6.8 million, respectively, for the same periods in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the First Community acquisition and management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. As of September 30, 2002, the Company had 179 full-time equivalent employees compared to 127 for the same period in 2001.

Occupancy costs, the second highest component of noninterest expenses, increased from $284,000 and $847,000, respectively, for the three and nine month periods ended September 30, 2001 to $399,000 and $1.1 million, respectively, for the same periods in 2002. This increase is primarily associated with the acquisition of the 4 additional branches in connection with the First Community transaction. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Income tax expense was $171,000 and $1.4 million, respectively, during the three and nine month periods ended September 30, 2002 compared to $272,000 and $131,000, respectively, during the same periods in 2001. At September 30, 2002, the Company had net deferred tax assets of $3.5 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements. Prior to 2001, the Company was unable to use deferred tax benefits and recorded deferred tax assets only to the extent those amounts offset current taxes. During March 2001, previously recorded valuation allowances were reversed and deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the inception of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that credit quality is maintained after a loan is booked, the Bank has a loan review department and a loan review process which includes an internal senior level Loan Review Committee which meets each month. Account officers obtain updated financial information on all large commercial loan relationships and review each relationship with the Committee on an annual basis. In addition, an outside consulting firm performs a review of the Bank's largest commercial relationships as well as a sample of loans from the consumer, mortgage and smaller commercial loan portfolios each year. The consulting firm also reviews underwriting, documentation and risk grading analysis to determine if the Company's risk assessments are accurate and that its loan review process is appropriate.

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

Based on this allowance calculation, management charged operations in the amount of $3.8 million for the nine months ended September 30, 2002 to provide for probable losses related to uncollectible loans. In addition, an allowance of $2.6 million was acquired by the Bank from Community Savings Bank. Loan loss reserves were 1.51% and 1.54% of gross loans, respectively, as of September 30, 2002 and 2001. The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2002 and 2001:

                                                                    Three Months                  Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                  2002          2001           2002          2001
                                                             ------------ --------------- --------------- ------------
 (In thousands)

 Allowance for loan losses, beginning of period                $   6,873      $   4,038     $   4,286      $   3,463
 Net charge-offs:
      Loans charged off:
      Commercial                                                   2,111            104         3,355            117
      Consumer                                                       218             59           449             78
                                                             ------------ ---------------- -------------- ------------
           Total charge-offs                                       2,329            163         3,804            195
                                                             ------------ ---------------- -------------- ------------
      Recoveries of loans previously charged off:
      Commercial                                                      88              1           244              1
      Consumer                                                        11              1            47              8
                                                             ------------ ---------------- -------------- ------------
           Total recoveries                                           99              2           291              9
                                                             ------------ ---------------- -------------- ------------
           Total net charge-offs                                   2,230            161         3,513            186
                                                             ------------ ---------------- -------------- ------------
      Loss provisions charged to operations                        2,560            300         3,790            900
 Allowances transferred during acquisition
                                                                     -               -          2,640             -
                                                             ------------ ---------------- -------------- ------------
 Allowance for loan losses, end of period                      $   7,203     $   4,177      $   7,203      $   4,177
                                                             ============ ================ ============== ============

 Net chargeoffs to average loans during the period                 0.47%         0.06%          0.77%          0.07%
 Allowance as a percent of gross loans                             1.54%         1.51%          1.54%          1.51%

The Company experienced higher loan charge offs in the three and nine month periods ended September 30, 2002 when compared to the corresponding periods of the prior year. Management believes that this is due in part to a weakened economy. In the third quarter of 2002, the Bank charged-off $2.3 million compared to $163,000 for the same period of 2001. For the nine month period ended September 30, 2002, the Company charged off $3.8 million. Of that amount, $2.9 million related to four business customer relationships.

The Bank has also experienced an increase in nonperforming assets, which includes nonperforming loans and foreclosed property. Nonperforming assets as a percent of total assets increased from .55% as of September 30, 2001 to .84% for the corresponding period in 2002, primarily the result of increases in foreclosed property. In the third quarter of 2002, nonperforming loans as a percentage of total loans increased to .78% from .77% as of the same period in 2001. Foreclosed property increased from zero at December 31, 2001 to $1.9 million. Of that amount, $1.4 million related to one residential property recently acquired by the Company through foreclosure. The Company is actively marketing all of its foreclosed property. However, due to the softness of the upscale housing market, it is uncertain as to how long the larger of the foreclosed properties will remain as an asset of the Company. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market. The following table presents an analysis of nonperforming assets as of September 30, 2002 and 2001:

                                                        Period
                                                 Ended September 30,
                                                 2002           2001
                                            ------------   ------------
 (In thousands)
 Nonperforming assets:
      Nonaccrual loans:
      Commercial real estate                 $    1,389    $     1,738
      Commercial                                    451              -
      Consumer                                      362            209
      Mortgage                                    1,446            187
                                            ------------   ------------
           Total nonperforming loans              3,648          2,134

      Foreclosed property held                    1,866              -
                                            ------------   ------------
           Total nonperforming assets        $    5,514    $     2,134
                                            ============   ============
 Nonperforming loans to total loans               0.78%          0.77%
 Nonperforming assets to total assets             0.84%          0.55%
 Allowance coverage of nonperforming loans         197%           196%


Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Board of Directors. The Company had $34.4 million in its most liquid assets, cash and cash equivalents, at quarter end. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 75% of total assets at September 30, 2002. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $56.6 million or $10.72 per share at September 30, 2002. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At September

30, 2002, Capital Bank Corporation had a Tier 1 capital ratio of 9.09%, a total risk-based capital ratio of 10.35% and a leverage ratio of 7.25%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank.

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

Item 3            Quantitative and Qualitative Disclosures About Market Risk
------            ----------------------------------------------------------

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2001 to September 30, 2002.

Item 4            Controls and Procedures
------            -----------------------

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2            Changes in Securities and Use of Proceeds
------            -----------------------------------------

None

Item 3            Defaults Upon Senior Securities
------            -------------------------------

None

Item 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

On September 24, 2002, a special meeting of shareholders of the Company was held to consider and vote upon two issues: (i) to approve the merger agreement and related plan of merger between Capital Bank Corporation and High Street Corporation and (ii) to approve the issuance of up to 1,700,000 shares of Capital Bank Corporation common stock in connection with the merger. Both items were approved by the Company's shareholders. Of the 5,341,247 shares eligible to vote, 3,083,394 were voted as shown on the following tables:

(i) To approve the merger agreement and related plan of merger, dated as of May 1, 2002 between Capital Bank Corporation and High Street Corporation and transactions contemplated thereby, by which Capital Bank Corporation will acquire High Street Corporation through the merger of High Street Corporation into Capital Bank Corporation, with Capital Bank Corporation being the surviving corporation of such merger:

                   For           Against          Abstain           Total
            --------------------------------------------------------------------
               3,046,558          30,054            6,782         3,083,394


(ii) To approve the issuance of up to 1,700,000 shares of Capital Bank Corporation common stock to shareholders of High Street Corporation in connection with Capital Bank Corporation's acquisition of High Street Corporation in a merger transaction. The issuance of these shares is subject to adjustment as described in detail in the Joint Proxy Statement/Prospectus:

                   For           Against          Abstain           Total
            --------------------------------------------------------------------
               3,028,269          44,953           10,172         3,083,394

In each case, the vote required to approve the action was obtained.

Item 5            Other Information
------            ------------------

None

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------

 (a)     Exhibits
         --------

         Exhibit 99.1 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.3 Risk Factors.

 (b)     Reports on Form 8-K
         -------------------

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL BANK CORPORATION

Date:  November 14, 2002               By:  /s/ Allen T. Nelson, Jr.
                                           ________________________
                                           Allen T. Nelson, Jr.,
                                           Executive Vice President and CFO


I, James A. Beck, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Capital Bank Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002
               _____________________

                                              /s/ James A. Beck
                                              ----------------------------------
                                              James A. Beck
                                              Chief Executive Officer


          I,   Allen T. Nelson, Jr., certify that:


          1. I have reviewed this quarterly report on Form 10-Q of Capital Bank Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002
               _____________________

                                               /s/ Allen T. Nelson
                                               ---------------------------------
                                               Allen T. Nelson, Jr.
                                               Chief Financial Officer