Form 10-K
period 2002-12-31
CAPITAL BANK CORP
filed 2003-03-28
CIK 1071992

                            UNITED STATES OF AMERICA

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

Common Stock, no par value per share      Nasdaq National Market
(Title of Class)                          (Name of Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock, no par value per share, as of June 30, 2002, held by those persons deemed by the registrant to be non-affiliates was approximately $74,685,865.

As of March 28, 2003, there were 6,626,092 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                                    Where
---------------------                                                    -----
1. Portions of the registrant's Proxy Statement for the Annual          Part III
Meeting of Shareholders to be held on May 29, 2003

                            CAPITAL BANK CORPORATION

                           Annual Report on Form 10-K

                                      INDEX

PART I..................................................................................    2
   Item 1.  Business....................................................................    2
   Item 2.  Properties..................................................................    9
   Item 3.  Legal Proceedings...........................................................   10
   Item 4.  Submission of Matters to a Vote of Security Holders.........................   10
PART II.................................................................................   10
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......   10
   Item 6.  Selected Financial Data.....................................................   12
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations ...........................................................   13
   Item 7A. Quantitative and Qualitative Disclosure About Market Risk...................   25
   Item 8.  Financial Statements and Supplementary Data.................................   25
   Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial
               Disclosure. .............................................................   51
PART III................................................................................   51
   Item 10. Directors and Executive Officers of the Registrant..........................   51
   Item 11. Executive Compensation......................................................   51
   Item 12. Security Ownership of Certain Beneficial Owners and Management..............   51
   Item 13. Certain Relationships and Related Transactions..............................   51
   Item 14. Controls and Procedures.....................................................   51
PART IV.................................................................................   52
   Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K.............   52
   Signatures...........................................................................   53

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

On December 1, 2002, the Company acquired High Street Corporation ("High Street") in Asheville, North Carolina. High Street was incorporated on October 30, 2001 to serve as the holding company for High Street Banking Company ("High Street Bank"). High Street had no significant assets other than the outstanding capital stock of High Street Bank. High Street Bank was originally incorporated on April 25, 1997, and its market area consisted of the communities of Asheville and Hickory, North Carolina. High Street Bank was primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The merger was approved by the shareholders of the Company and High Street in a special meeting of shareholders held by the Company on September 24, 2002 and High Street on September 23, 2002 and consummated on December 1, 2002. On December 6, 2002, High Street Bank was merged into the Bank and the Bank thereby assumed all of the operations of High Street Bank.

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

As of December 31, 2002, the Company had assets of approximately $841.0 million, gross loans outstanding of approximately $600.6 million and deposits of approximately $644.9 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is
(919) 645-6400. In addition to the corporate office, the Company has three branch offices in Raleigh, two in Cary, one in Siler City, two in Oxford, one in Warrenton, one in Woodland, one in Seaboard, three in Sanford, three in Burlington, one in Graham, two in Asheville and one in Hickory, North Carolina. The Company also has a loan origination office in Greensboro, North Carolina.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Northampton, Granville, Warren, Alamance and Lee Counties, North Carolina and the communities of Asheville and Hickory, North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Northampton, Granville, Warren and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance County has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. The town of Hickory is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville is comprised primarily of services, medical, tourism and manufacturing industries.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, construction, businesses, agriculture, personal uses, home improvement and automobiles; equity lines of credit; credit loans; consumer loans; credit cards; individual retirement accounts; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler's checks; various investments; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

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

The following table sets forth, as of December 31, 2002, the approximate composition of the Company's loan portfolio:

Loan Type                                               Amount       Percentage
                                                    --------------   ----------
                                                    (In thousands)

Commercial                                             $430,817          71%
Consumer                                                 51,069           9%
Home Equity Lines                                        45,935           8%
Residential mortgages                                    72,788          12%
                                                       --------         ---
                                                       $600,609         100%
                                                       ========         ===

Deposits. The majority of the Company's deposit customers are individuals and small to medium-size businesses located in Wake, Chatham, Granville, Warren, Northampton, Alamance, and Lee Counties, North Carolina and contiguous areas and the Asheville and Hickory, North Carolina communities. The Company's deposit base is well diversified, with no material concentration in a single industry or group of related industries. The management of the Company does not believe that the deposits or the business of the Company in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough, management believes, to have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in the same geographic area.

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2002:

Non-interest bearing demand                                                   8%
Interest checking                                                            16%
Market rate investment                                                       16%
Savings                                                                       3%
Time deposits:
   Under $100,000                                                            38%
   Equal to or over $100,000                                                 19%
                                                                            ---
                                                                            100%
                                                                            ===

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

Employees

At March 1, 2003, the Company employed 242 persons, of which 220 were full-time and 22 were part-time. None of its employees are represented by a collective bargaining unit. The Company considers relations with its employees to be good.

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

Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLB"):

     . allows bank holding companies meeting management, capital and the Community Reinvestment Act of 1977 (the "CRA") standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

     . allows insurers and other financial services companies to acquire banks;

     . removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     . establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina has "opted in" to such legislation. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina's opt-in law, North Carolina law permits unrestricted interstate de novo branching.

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

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

As of December 31, 2002, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.03%, 10.28% and 8.18%, respectively, all in excess of the minimum requirements.

International Money Laundering Abatement and Financial Anti-Terrorism Act Of 2001. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened. The Company has determined the impact that IMLAFA will have on the Bank's operations is not material. The Bank has established policies and procedures to ensure compliance with the IMLAFA that were approved by the Board of Directors.

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

Under the North Carolina corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities. In general, the Company's ability to pay cash dividends is dependent upon the amount of dividends paid by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. The Federal Reserve also imposes limits on the Bank's payment of dividends.

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. At December 31, 2002, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.07%, 10.32% and 8.23%, respectively, all in excess of the minimum requirements.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC has adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to 27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup
A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup
C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and all banks are now required to pay additional annual assessments at rates set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

Executive Officers

The executive officers of the Company are as follows:

        Name           Age         Position With Company
--------------------   ---   -----------------------------------------
James A. Beck           50   President and Chief Executive Officer

Allen T. Nelson, Jr.    53   Executive Vice President, Chief Financial
                             Officer and Secretary

Franklin G. Shell       44   Executive Vice President and Chief Credit
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

Allen T. Nelson, Jr. has been employed by the Company since February, 1998, as its Chief Financial Officer and Secretary. From December 1993 through January 1998, Mr. Nelson served as the Senior Vice President and Chief Financial Officer for Jefferson Bankshares, Inc. and its principal subsidiary, Jefferson National Bank, both based in Charlottesville, Virginia.

Franklin G. Shell has been employed with the Company since April, 1997, as its Executive Vice President and Chief Credit Officer. Prior thereto, from 1989, Mr. Shell was employed by the North Carolina-based bank, Branch Banking and Trust Company, serving as a commercial loan officer in its Raleigh, North Carolina office.

Item 2. Properties.

The Company currently leases property located at 4901 Glenwood Avenue, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 21,600 square feet, of which approximately 18,600 square feet is for the Company's principal offices and the remainder for the branch office. In addition to this facility, the Company also has various branches and offices either owned or leased throughout its market area.

Item 3. Legal Proceedings.

There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2002, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Shares of Capital Bank Corporation common stock are traded on the Nasdaq National Market under the symbol "CBKN." As of March 21, 2003, the Company had approximately 1,804 holders of record of its Common Stock. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock and the cash dividend declared per share of the Company's common stock:

                                                                         Cash
                                                                      Dividends
                                                                      Per Share
     2002                                High            Low           Declared
     ----                               ------         ------         ---------

First Quarter                           $15.50         $10.70           $0.05
Second Quarter                          $16.00         $14.10           $0.05
Third Quarter                           $15.30         $14.00           $0.05
Fourth Quarter                          $14.89         $12.25           $0.05

                                                                         Cash
                                                                      Dividends
                                                                      Per Share
     2001                                High            Low           Declared
     ----                               ------         ------         ---------

First Quarter                           $11.25         $ 8.63            N/A
Second Quarter                          $11.70         $10.25            N/A
Third Quarter                           $13.50         $11.05            N/A
Fourth Quarter                          $11.50         $10.40            N/A

Dividend Policy. The Company's shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company's ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during fiscal year 2002, the Company declared and paid quarterly dividends at an annual rate of $0.20 per share. The Company intends to pay approximately 20% of its annual net earnings to shareholders in the form of annual cash dividends if such cash dividends are in the best interest of the

Company in the business judgment of its Board of Directors and are consistent with maintaining the Company's status as a "well-capitalized" institution under applicable banking laws and regulations.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2002 which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

The following table sets forth selected financial information for the Company that has been derived from the financial statements and notes thereto. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

(In thousands except share and per share data)                  As of or for the year ended December 31 (1)
                                                       --------------------------------------------------------------
                                                          2002         2001         2000         1999         1998
                                                       ----------   ----------   ----------   ----------   ----------
Selected Balance Sheet Data
Cash and Due From Banks                                $   32,837   $   15,173   $   27,676   $    9,702   $   10,365
Federal Funds Sold                                         18,696          944          750        1,960       16,400
Securities                                                155,304       73,702       61,947       46,581       37,626
Gross Loans                                               600,609      306,891      242,275      159,329      110,779
Allowance for Loan Losses                                   9,390        4,286        3,463        2,328        1,457
Total Assets                                              840,976      406,741      343,620      222,337      179,993
Deposits                                                  644,887      304,443      279,094      163,245      137,343
Borrowings                                                 97,858       50,000       15,000       20,000        5,066
Repurchase Agreements                                      13,081       11,167        9,804        4,818        2,501
Shareholders' Equity                                       75,471       36,983       35,015       31,126       33,507

Summary of Operations
Interest Income                                        $   36,244   $   26,173   $   23,751   $   14,553   $   10,530
Interest Expense                                           15,895       14,701       13,101        7,656        5,527
                                                       ----------   ----------   ----------   ----------   ----------
Net Interest Income                                        20,349       11,472       10,650        6,897        5,003
Provision for Loan Losses                                   4,190        1,215        1,110          924          792
                                                       ----------   ----------   ----------   ----------   ----------
Net Interest Income After Provision For Loan Losses        16,159       10,257        9,540        5,973        4,211
Non-interest Income                                         7,987        4,490        2,193        1,260          716
Non-interest Expense Excluding Non-recurring
   Merger Related Costs                                    17,465       11,847        9,506        6,477        5,525
Non-recurring Merger Related Costs                             --           --           90        1,647          288
Income Tax Expense (Benefit)                                2,374          480          (36)         (40)          10
                                                       ----------   ----------   ----------   ----------   ----------
Net Income (Loss)                                      $    4,307   $    2,420   $    2,173   $     (851)  $     (896)
                                                       ==========   ==========   ==========   ==========   ==========

Per Share Data
Net Income (Loss) - Basic                              $      .79   $      .65   $      .59   $     (.23)  $     (.25)
Net Income (Loss) - Diluted                                   .76          .65          .59         (.23)        (.25)
Book Value                                                  11.44        10.28         9.57         8.51         9.19
Number of Common Shares Outstanding                     6,595,784    3,597,339    3,658,689    3,658,689    3,658,689

Selected Ratios
Return On Average Assets                                      .66%         .65%         .73%       (0.42)%      (0.60)%
Return on Average Shareholders' Equity                       7.43%        6.69%        6.21%       (2.68)%      (2.62)%
Average Shareholders' Equity to Average Total Assets         8.89%        9.69%       11.83%       15.81%       23.08%
Net Interest Margin                                          3.32%        3.26%        3.78%        3.61%        3.55%

(1) Capital Bank opened for business on June 20, 1997. Capital Bank Corporation was formed on March 31, 1999. Balances for year ended December 31, 1998 have been restated to reflect the combined balances of Capital Bank and Home Savings Bank of Siler City for that period.

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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's management of its growth, the risks associated with possible or completed acquisitions, competition within the industry, dependence on key personnel, government regulation and the other risk factors described herein.

The following discussion and analysis is intended to aid the reader in understanding and evaluating the results of operations and financial condition of the Company and its subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services, Inc. ("CBIS"). This discussion is designed to provide more comprehensive information about the major components of the Company's results of operations and financial condition, liquidity, and capital resources than could be obtained from reading the financial statements alone. This discussion should be read in conjunction with the Company's consolidated financial statements, the related notes and the selected financial data presented elsewhere in this report.

Overview. Capital Bank is a full-service state chartered community bank conducting business primarily in the Research Triangle region and surrounding areas of North Carolina. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of Capital Bank into a bank holding company named "Capital Bank Corporation". On March 1, 2001, Capital Bank Corporation announced that it had formed Capital Bank Investment Services, Inc., an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh, North Carolina. CBIS makes available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. On April 23, 2001, the Company received approval to become a financial holding company.

On January 18, 2002, the Company completed the acquisition of First Community Financial Corporation in Burlington, NC ("First Community") and its sole subsidiary, Community Savings Bank, Inc ("Community Savings Bank"). Community Savings Bank operated four banking offices in Alamance County, North Carolina. Community Savings Bank was originally chartered in 1934 and was primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The transaction was accounted for as a purchase transaction. At the close of business on March 15, 2002 Community Savings Bank was merged into Capital Bank and the banking offices of Community Savings Bank opened for business on March 18, 2002 under the Capital Bank name.

On December 2, 2002, the Company completed the acquisition of High Street Corporation in Asheville, NC ("High Street"), the holding company for High Street Bank ("High Street Bank"). High Street Bank operated three banking offices, two in Asheville, North Carolina and one in Hickory, North Carolina. High Street Bank was originally chartered in 1997, and was primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The transaction was accounted for as a purchase transaction. At the close of business on December 6, 2002 High Street Bank was merged into Capital Bank and the banking offices of High Street Bank opened for business on December 9, 2002 under the Capital Bank name.

As of December 31, 2002 the holding company conducted no business other than holding stock in Capital Bank and Capital Bank Investment Services, Inc. As a community bank, the Bank's profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by its provision for loan losses, non-interest income, and non-interest expenses. As an investment company, the profitability of CBIS is fully dependant on the amount of commissions generated from the sales of various investment products.

Critical Accounting Policies and Estimates. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     . Capital Bank records estimated loan loss reserves based on known problem loans and estimated deficiencies in the existing loan portfolio. The reserve calculation takes into account historic write-off trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

     . The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     . The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     . The Company accounts for all business combinations using the purchase method of accounting. As a result, net assets acquired are recorded at fair value at the date of acquisition, as such, the historical costs basis of individual assets and liabilities are adjusted to reflect their fair value.

     . Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. Identified intangible assets are amortized on a straight-line basis. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied value.

     . Long-lived assets, including identified intangible assets, are evaluated for impairment if events or circumstances indicate a possible impairment. Such evaluations are based on undiscounted cash flow projections. The disposal of long-lived assets is measured based on the lower of the book or fair value less the costs to sell.

Results of Operations. Capital Bank Corporation reported net income of $4.3 million, $2.4 million, and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. On a fully diluted per share basis, net income for 2002, 2001, and 2000 was $.76, $.65 and $.59, respectively.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased from $11.5 million in 2001 to $20.3 million in 2002, an increase of $8.8 million or 77%. Net interest income increased between 2000 and 2001 by $822,000 or 8% from the 2000 amount of $10.7 million. Increases during both periods are primarily due to significant increases in the volume of interest-bearing assets and liabilities as the Bank has experienced rapid growth both internally and through acquisition. The increases for both years were negatively affected by a rapid and significant decline in market rates during 2001. During 2001, the prime rate dropped from 9.00% in January to 4.75% in December with a decline in rates of at least 25 basis points in every month of 2001 except July as the Federal Reserve made 11 separate moves to reduce interest rates in efforts to stimulate the economy. In 2002, the Federal Reserve held interest rates steady for a majority of the year, but made one move in November that resulted in an additional 50 basis point drop in the prime rate to 4.25%. Though rates remained somewhat steady during 2002, net interest income was affected by an entire year of the lower rates put in place during 2001. Since the Bank's loan portfolio adjusted with prime at a faster rate than the deposit portfolio, the rapidly declining rate environment had a negative effect on net interest spread and net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets in 2002 were $612.2 million, up 74% when compared to $352.2 million for 2001. The net interest margin was 3.32% in 2002, a 6 basis point rise from the 2001 net interest margin of 3.26%. Net interest spread was 3.03% and 2.67% for 2002 and 2001, respectively.

Interest income increased 38% in 2002 to $36.2 million from $26.1 million in 2001. The amount recorded in 2001 represented a 10% increase from the $23.8 million earned in 2000. For each year, this increase is primarily due to the significant growth in the Company's loan portfolio. The average yield on interest-earning assets for 2002 was 5.92%, a decline of 151 basis points from the 2001 yield of 7.43%. The average yield for 2001 was down 100 basis points from 8.43% in 2000. The decreases in average yield during 2002 and 2001 were primarily attributable to the overall decline in market rates as explained above. The average loan portfolio as a percentage of earning assets was 77% in 2002, up 1% from 2001. The average balances of loans, which had yields of 6.30% and 7.85% for 2002 and 2001, respectively, increased from $267 million in 2001 to $470 million in 2002. The average balances of federal funds and other short-term investments grew from $13.2 million in 2001 to $22.3 million in 2002, but the average yield in this category dropped 225 basis points from 3.91% to 1.66% over the same time period. Investment yield decreased from 6.51% in 2001 to 5.23% in 2002. This decrease also reflects the results of the decline in market rates over the last two years. The yield on investments increased during 2001 as compared to the 2000 yield of 6.39%. This increase was attributable to a large number of federal agency bonds with high yields that were purchased at discounts in previous years being called during 2001 by the various agencies associated with the investment. When those bonds were called, the associated discounts were taken into income as yield adjustments. During 2001, investments with a par value of $28.0 million were called with $243,000 in discounts remaining at call date, all of which was taken into income as yield adjustments.

Interest expense increased 8% in 2002 to $15.9 million from the $14.7 million recorded during 2001. The 2001 balance reflected a 12% increase from the $13.1 million expensed in 2000. This increase is primarily due to a significant increase in average interest-bearing deposits, which went from $221.7 million in 2000 to $271.4 million in 2001 to $463.3 million in 2002. The average rates on interest-bearing deposits decreased from 4.76% in 2001 to 2.71% in 2002. The decrease in average rates during 2002 is reflective of the overall decrease in market rates offered during 2002 as compared to the previous year. As previously mentioned, the Bank's loan portfolio adjusted with prime at a faster rate than the deposit portfolio as a result of the Federal Reserve's actions to decrease interest rates in 2001. Much of the effect of their actions on the deposit portfolio took place in 2002. In particular, the average rate on time deposits, which represented 54% of all interest bearing liabilities during 2002, dropped 231 basis points from 5.56% in 2001 to 3.25% in 2002.

The following two tables set forth certain information regarding the Company's yield on interest-earning assets and cost of interest-bearing liabilities and the component changes in net interest income. The first table reflects the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. The second table presents information on those changes.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                             (Dollars in thousands)

                                        Year Ended December 31, 2002   Year Ended December 31, 2001   Year Ended December 31, 2000
                                        ----------------------------   ----------------------------   ----------------------------
                                         Average    Amount   Average    Average    Amount   Average    Average    Amount   Average
                                         Balance    Earned     Rate     Balance    Earned     Rate     Balance    Earned    Rate
                                        --------   -------   -------   --------   -------   -------   --------   -------   -------
Assets
Loans receivable: (1)
   Commercial                           $324,900   $19,573    6.02%    $191,215   $14,772    7.73%    $140,319   $13,111    9.34%
   Consumer                               36,408     2,852    7.83%      25,467     2,267    8.90%      18,170     1,781    9.80%
   Home equity                            39,483     2,368    6.00%      26,323     2,012    7.64%      19,019     1,703    8.95%
   Residential mortgages                  69,267     4,808    6.94%      24,280     1,931    7.95%      30,598     2,474    8.09%
                                        --------   -------    ----     --------   -------    ----     --------   -------    ----
Total loans                              470,058    29,601    6.30%     267,285    20,982    7.85%     208,106    19,069    9.16%
Investment securities                    119,925     6,273    5.23%      71,748     4,674    6.51%      53,541     3,419    6.39%
Federal funds sold and other
   interest on short term investments     22,259       370    1.66%      13,207       517    3.91%      19,954     1,263    6.33%
                                        --------   -------    ----     --------   -------    ----     --------   -------    ----
Total interest earning assets            612,242   $36,244    5.92%     352,240   $26,173    7.43%     281,601   $23,751    8.43%
                                                   =======    ====                =======    ====                =======    ====
Cash and due from banks                   15,965                          9,679                          4,946
Other assets                              30,871                         15,409                         12,478
Reserve for loan losses                   (7,157)                        (3,980)                        (2,993)
                                        --------                       --------                       --------
Total assets                            $651,921                       $373,348                       $296,032
                                        ========                       ========                       ========

Liabilities and Equity
Savings deposits                        $ 19,103   $   170    0.89%    $  6,283   $    92    1.46%    $  6,826   $   172    2.52%
Interest-bearing demand deposits         147,427     2,746    1.86%      77,872     2,417    3.10%      50,295     1,934    3.85%
Time deposits                            296,790     9,651    3.25%     187,207    10,416    5.56%     164,612     9,763    5.93%
                                        --------   -------    ----     --------   -------    ----     --------   -------    ----
Total interest bearing deposits          463,320    12,567    2.71%     271,362    12,925    4.76%     221,733    11,869    5.35%
Borrowed funds                            72,714     3,118    4.29%      26,288     1,427    5.43%      13,861       861    6.21%
Repurchase agreements                     14,254       210    1.47%      10,966       349    3.18%       7,346       371    5.05%
                                        --------   -------    ----     --------   -------    ----     --------   -------    ----
   Total interest-bearing liabilities    550,288   $15,895    2.89%     308,616   $14,701    4.76%     242,940   $13,101    5.39%
                                                   =======    ====                =======    ====                =======    ====
Non-interest bearing deposits             35,064                         24,312                         16,458
Other liabilities                          8,610                          4,231                          4,499
                                        --------                       --------                       --------
Total liabilities                        593,962                        337,159                        263,897
Shareholders' equity                      57,959                         36,189                         32,135
                                        --------                       --------                       --------
   Total liabilities and equity         $651,921                       $373,348                       $296,032
                                        ========                       ========                       ========

Net interest spread (2)                                       3.03%                          2.67%                          3.04%
Net interest income and net
   interest margin (3)                             $20,349    3.32%               $11,472    3.26%               $10,650    3.78%

(1) Loans receivable include nonaccrual loans for which accrual of interest has not been recorded. See Note 1 to the Financial Statements, "Summary of Significant Accounting Policies - Income Recognition on Impaired and Nonaccrual Loans"
(2) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents the net interest income divided by average interest-earning assets.

                         Rate & Volume Variance Analysis

                                                     Years Ended                                Years Ended
                                                  December 31, 2002                           December 31, 2001
                                                       vs. 2001                                    vs. 2000
                                      -----------------------------------------   -----------------------------------------
                                                              Rate/                                       Rate/
                                       Volume      Rate      Volume      Total     Volume      Rate      Volume     Total
(Dollars in thousands)                Variance   Variance   Variance   Variance   Variance   Variance   Variance   Variance
                                      --------   --------   --------   --------   --------   --------   --------   --------
Interest Income:
Loans receivable                       $15,918   $(4,150)   $(3,149)   $ 8,619     $5,423    $(2,733)    $(777)     $1,913
Investment securities                    3,138      (921)      (618)     1,599      1,163         69        23       1,255
Federal funds sold                         354      (297)      (204)      (147)      (427)      (482)      163        (746)
                                       -------   -------    -------    -------     ------    -------     -----      ------
   Total interest income                19,410    (5,368)    (3,971)    10,071      6,159     (3,146)     (591)      2,422
                                       -------   -------    -------    -------     ------    -------     -----      ------
Interest Expense:
Savings and interest-bearing
   demand deposits and other             2,456    (1,035)    (1,014)       407        997       (403)     (191)        403
Time deposits                            6,097    (4,328)    (2,534)      (765)     1,340       (604)      (83)        653
Borrowed funds                           2,520      (300)      (529)     1,691        772       (109)      (97)        566
Repurchase agreements                      105      (187)       (57)      (139)       183       (137)      (68)        (22)
                                       -------   -------    -------    -------     ------    -------     -----      ------
   Total interest expense               11,178    (5,850)    (4,134)     1,194      3,292     (1,253)     (439)      1,600
                                       -------   -------    -------    -------     ------    -------     -----      ------
Increase (decrease) in net interest
   income                              $ 8,232   $   482    $   163    $ 8,877     $2,867    $(1,893)    $(152)     $  822
                                       =======   =======    =======    =======     ======    =======     =====      ======

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for probable loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 2002, 2001 and 2000, amounts expensed as loan loss provisions were $4.2 million, $1.2 million, and $1.1 million, respectively. The amount of the allowance for loan losses is established based on management's estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. This estimate is regularly reviewed and modified, as necessary. Loans of $250,000 or more are subject to specific review for impairment in accordance with Statement of Financial Standards No. 114. The allowance for loan losses was $9.4 million and $4.3 million on December 31, 2002 and 2001, respectively, and represented approximately 1.56% and 1.40% of total loans outstanding on those dates.

The Company experienced higher loan charge offs during 2002 when compared to previous years. Management believes that this is due in part to a weakened economy. During 2002, the Company charged off $3.7 million in loans, net of $336,000 in recoveries. Of that amount, $2.9 million related to four business customer relationships. During 2001, the Company charged off $392,000 in loans, net of $25,000 in recoveries. Charge-offs in 2000 amounted to $362,000, net of $1,000 in recoveries.

Management has allocated the allowance for loan losses by category. This allocation is based on management's assessment of the risk associated with the different types of lending activities.

                                          At December 31,
                         -----------------------------------------------------
                                   2002                        2001
                         -------------------------   -------------------------
                         Allowance   % of Loans to   Allowance   % of Loans to
(Dollars in thousands)     Amount     Total Loan      Amount      Total Loans
                         ---------   -------------   ---------   -------------
Commercial                 $7,309          71%         $3,261          75%
Consumer                    1,105           9%            438           9
Residential mortgages         468          12%             98           7
Equity lines                  508           8%            373           9
Unallocated                    --          --             116          --
                           ------         ---          ------         ---
                           $9,390         100%         $4,286         100%
                           ======         ===          ======         ===

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which have been charged to operating expenses.

                       Analysis of Reserve for Loan Losses

                                                                                 As of and For the
                                                                                    Years Ended
                                                                                   December, 31
                                                                          ------------------------------
(In thousands)                                                              2002       2001       2000
                                                                          --------   --------   --------
Average amount of loans outstanding, net of unearned income               $470,058   $267,285   $208,106
Amount of loans outstanding at year end, net of unearned income            600,609    306,891    242,275

Reserve for loan losses:
   Balance at beginning of period                                         $  4,286   $  3,463   $  2,328
   Adjustment for loans acquired                                             4,593         --        387
   Loans charged off:
      Commercial                                                             3,545        273        249
      Consumer                                                                 470        144        114
                                                                          --------   --------   --------
         Total chargeoffs                                                    4,015        417        363
                                                                          --------   --------   --------
   Recoveries of loans previously charged off:
      Commercial                                                               263         17         --
      Consumer                                                                  73          8          1
                                                                          --------   --------   --------
         Total recoveries                                                      336         25          1
                                                                          --------   --------   --------
   Net loans charged off                                                     3,679        392        362
                                                                          --------   --------   --------
   Provision for loan losses                                                 4,190      1,215      1,110
                                                                          --------   --------   --------
   Balance at December 31                                                 $  9,390   $  4,286   $  3,463
                                                                          ========   ========   ========
   Ratio of net chargeoffs to average loans outstanding during the year       0.78%      0.15%      0.17%
                                                                          ========   ========   ========

The following table shows the total of the nonperforming assets in the Company's portfolio as of December 31, 2002 and 2001. Loans deemed to be impaired at December 31, 2002 and 2001 amounted to $1.2 million and $1.8 million, respectively. Average impaired loans during 2002 and 2001 were $2.2 million and $722,000, respectively.

(In thousands)                                                   2002     2001
                                                                ------   ------
Nonperforming assets:
   Nonaccrual loans - Commercial                                $1,015   $2,380
   Nonaccrual loans - Consumer                                     239      590
   Nonaccrual loans - Mortgage                                   1,371       81
   Nonaccrual loans - Equity lines                                 422       19
                                                                ------   ------
      Total nonaccrual loans                                     3,047    3,070
   Foreclosed properties                                           947       --
                                                                ------   ------
      Total nonperforming assets                                $3,994   $3,070
                                                                ======   ======

Nonperforming assets to:
   Loans outstanding at end of year                               0.66%    1.00%
   Total assets at end of year                                    0.48%    0.75%

Non-interest Income. Non-interest income was $8.0 million, $4.5 million, and $2.2 million for years ended December 31, 2002, 2001, and 2000, respectively. The increases for those periods as a percentage of the prior year's amounts are 78% for 2002 and 105% for 2001. The increases in non-interest income for 2002 and 2001 are primarily attributable to increases in fees associated with deposit accounts and a large increase in fees associated with the Company's mortgage loan origination activities. The large increase in fees associated with the mortgage loan origination activities was a direct result of attractive mortgage rates during 2002 due to the lower interest rate environment. Mortgage loan origination fees increased from $989,000 in 2000 to $2.0 million during 2001 to $3.3 million for 2002. Fees associated with deposit accounts increased primarily as a result of the increased volume of deposit accounts. In fact, total service charges and fees as a percent of the deposit base dropped from .57% in 2001 to ..36% in 2002. However, the addition of a new overdraft checking privilege program called Bounce Free checking, which the Company added during the second quarter of 2001, substantially increased fee income from the previous year. Service charges and fees, which include the Bounce Free checking program, have increased from $925,000 in 2000 to $1.7 million in 2001 to $2.4 million in 2002. In addition, the Company realized gains of $981,000 on the sale of investment securities during 2002 versus a realized gain of $190,000 in 2001. There were no securities gains or losses taken in 2000.

Non-interest Expense. Non-interest expense represents the overhead expenses of the Company. Management regularly monitors all categories of non-interest expense in an attempt to improve productivity and operating performance. Non-interest expense increased 52% to $18.0 million in 2002 from $11.8 million in 2001. The expense recorded during 2001 was 25% higher than the $9.5 million amount recorded in 2000. The increase in 2002 reflects the additional operating costs associated with growth as the Bank added more staff to handle increases in volume of business as a result of internal growth and the acquisition of two other financial institutions during the year. At December 31, 2001 there were 14 branches and 127 full time equivalent employees. During 2002, the Bank added 7 branches through acquisition and accompanying support personnel, expanded both the commercial lending area and the mortgage origination group, and had an overall increase in the volume of transactions processed and the number of customers. At December 31, 2002 there were 21 branches and 231 full time equivalent employees.

Specific categories of expenses and related causes for increases are as follows:

Salary and benefit expense for the years ended December 31, 2002, 2001, and 2000 were $9.8 million, $6.3 million, and $4.9 million, respectively. Increases each year were the result of additional personnel hired as new branches and departments were added or obtained through acquisition each year as discussed above. Occupancy expense increased from $800,000 in 2000 to $1.2 million in 2000 and to $1.6 million in 2002. The increases were primarily a result of lease expenses associated with new locations and additional space needed for expansion of existing departments. Furniture and equipment expense increased from $508,000 in 2000 to $703,000 in 2001 and to $1.1 million in 2002 due to the increase in these assets needed for the new locations and general expansion. The increases in other operating expenses from 2001 to 2002 included a 53% increase in telephone expenses from $125,000 to $191,000, a 43% increase in postage from $178,000 to $256,000, and a 68% increase in public relations and advertising costs from $346,000 to $578,000. In addition, courier costs, or those costs associated with getting customer transactions to the Bank's outside processing center, increased due to the additional branches being serviced by such couriers. All such increases were a direct result of the new branches or expansion of existing departments and were within management's expected ranges.

Provision for Income Taxes. Current federal and state income tax expenses resulting from operations during 2000 were offset by the reversal of valuation allowances on deferred tax assets for that same amount during those same periods. Accordingly, total income tax benefits recorded on the Consolidated Statements of Operations during the year ended December 31, 2000 reflects only the actual amounts received back from the federal and state taxing authorities for refunds of prior year over payments. During 2001, the Company reversed all of the remaining valuation allowances and the reserved deferred tax assets were recorded on the consolidated financial statements of the Company, resulting in a one-time net tax benefit of $356,000. That benefit was offset by additional tax expenses during 2001 to leave a net tax expense during that year of $480,000. Throughout 2002, the Company was fully taxable and recorded a tax expense of $2.4 million.

Financial Condition. The Company's financial condition is measured in terms of its asset and liability composition, asset quality, capital resources, and liquidity. The growth and composition of assets and liabilities during 2002 and 2001 reflected the acquisitions of First Community and High Street and their banking subsidiaries, as well as the Company's internal business development activities. The Company has not engaged in investment strategies involving derivative financial instruments. Asset and liability management is conducted without the use of forward-based contracts, options, swap agreements, or other synthetic financial instruments derived from the value of an underlying asset, reference rate, or index.

Total assets were $841.0 million and $406.7 million at December 31, 2002 and 2001, respectively. The increase in total assets of $434 million in 2002, or 107%, reflects the two acquisitions the Company completed in 2002 as well as the strong internal growth trend of the Bank since its incorporation in 1997. The largest component of asset growth was the increase in loans.

Total liabilities increased from $369.8 million in 2001 to $765.5 million in 2002. The primary cause for the increase between the periods is an increase in deposits as a result of the two acquisitions, internal growth and an increase in borrowings. Increases in these liabilities were used to fund loan growth.

Stockholders' equity increased from $37.0 million in 2001 to $75.5 million in 2002. The increase is due primarily to the two acquisitions the Company completed in 2002 as the bank issued $38.5 million in stock in connection with the acquisitions. In addition, retained earnings increased as a result of the current period net income of $4.3 million offset in part by dividends paid to shareholders and a reduction of equity as a result of a stock buyback program whereby the Company acquired $4.9 million worth of its outstanding stock. In addition, the market value of the Company's investment portfolio increased $725,000 as a result of the changing interest rate environment. These unrealized gains are included net of taxes in stockholders' equity.

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including non-interest-bearing and interest-bearing cash and federal funds sold, increased from $16.1 million in 2001 to $51.5 million in 2002. The increase is primarily the result of funds received from the increases in deposits associated with the two acquisitions not yet being invested in loans or in the investment portfolio. In addition, the Company has to keep more cash on hand as a result of the seven branches added through acquisition in 2002 and the increased reserve requirements of the Federal Reserve associated with the Company's overall increase in size.

Loan Portfolio. Total loans were $600.6 million and $306.9 million as of December 31, 2002 and 2001, respectively. The acquisitions of First Community and High Street and their additional branch facilities, low interest rates during 2002, and the Company's business development activities were key factors in the growth of the loan portfolio during those periods. At December 31, 2002, commercial loans, mortgage loans, consumer loans, and equity lines were $430.9 million, $72.7 million, $51.1 million, and $45.9 million, respectively. At December 31, 2001, commercial loans, mortgage loans, consumer loans, and equity lines were $229.3 million, $20.9 million, $28.2 million, and $28.4 million, respectively. The commercial loan portfolio is comprised mainly of loans to small and mid-sized businesses with revenues up to $25 million. There were no significant concentrations of credit to any one industry, class, or category. The following tables reflects the maturities of the commercial loan portfolio and the mix of the commercial loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes.

(Dollars in thousands)
Commercial loans:
   Due within one year                                                  $141,711
   Due one through five years                                            245,841
   Due after five years                                                   43,325
                                                                        --------
                                                                        $430,877
                                                                        ========

Commercial loans due after 1 year:
   Fixed rate                                                           $119,902
   Variable rate                                                         169,264
                                                                        --------
                                                                        $289,166
                                                                        ========

Although there were no large concentrations of credit to any particular industry, the economic trends of the area served by the Company are influenced by the significant industries within the region. The Company's primary business activity is with customers located in the Research Triangle area of North Carolina (Raleigh, Durham, and Chapel Hill) and its surrounding counties, the Alamance County area (Burlington and Graham, North Carolina), and the Interstate 40 corridor between Asheville and Hickory, North Carolina. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of this geographic region.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to Company policy. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of credit problems through regular contact with the Company's customers coupled with consistent reviews of the borrowers' financial condition are important factors in overall credit risk management.

Management charged off loans totaling $3.7 million, $392,000, and $362,000 net of recoveries, as uncollectible during 2002, 2001 and 2000, respectively. The large increase in the 2002 amount was the result of four large commercial loan relationships that totaled $2.9 million, or 73% of the total amount charged off, as well as continued softening in the economy and isolated instances of specific business problems. At December 31, 2002 and 2001, the allowance for loan losses as a percentage of total loans was 1.56% and 1.40%, respectively. Management believes the allowance for loan losses of $9.4 million at 2002 provides adequate coverage of the probable losses in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. On December 31, 2002 and 2001, investments totaled $150.3 million and $71.2 million, respectively. At December 31, 2002 and 2001, all investments were classified as "available for sale". This classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth. The following table reflects the debt securities by contractual maturities as of December 31, 2002. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     Securities Available For Sale Portfolio

                             1 Year or Less     1 - 5 Years      5 - 10 Years     10 or More Years        Total
                             --------------   ---------------   ---------------   ----------------   ----------------
(Dollars in thousands)       Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield     Amount    Yield
--------------------------   ------   -----   -------   -----   -------   -----   -------   ------   --------   -----
US Agency securities           $--       --   $11,317   4.33%   $ 4,014   5.00%   $    --      --    $ 15,331   4.51%
Corporate bonds                 --       --     1,017   6.75%        --     --         --      --       1,017   6.75%
Municipal bonds (1)             --       --        --     --      3,445   5.93%    16,605    6.71%     20,050   6.58%
Mortgage-backed securities      84     6.02%   15,363   5.16%    28,379   4.68%    70,063    5.24%    113,889   5.09%
                               ---            -------           -------           -------            --------
                               $84            $27,697           $35,838           $86,668            $150,287
                               ===            =======           =======           =======            ========

(1)  Municipal bonds shown at tax equivalent yield.

Money Market Investments and Federal Funds. At December 31, 2002 and 2001, the Company had $32.6 million and $3.7 million, respectively, in short-term money market investments and federal funds. These figures include interest-bearing cash accounts.

Liabilities. During 2002 and 2001, the Company relied on deposits, advances from the Federal Home Loan Bank, repurchase agreements and excess liquidity to fund its earning assets.

Deposits. Total deposits increased from $304.4 million at December 31, 2001 to $644.9 million at December 31, 2002. Of these amounts, $28.5 million and $50.2 million were in the form of non-interest-bearing demand deposits at December 31, 2001 and 2002, respectively, and $275.9 million and $594.6 million were in the form of interest-bearing deposits at December 31, 2001 and 2002, respectively. Balances in certificates of deposit of $100,000 and over were $44.8 million and $119.5 million at December 31, 2001 and 2002, respectively.

The following table reflects the maturities of certificates of deposit of $100,000 and over as of December 31, 2002.

Maturity                                                                 Average
(Dollars in thousands)                                         Amount     Rate
                                                              --------   -------
Three months or less                                          $ 42,331    2.79%
Over three months to six months                                 28,730    2.74%
Over six months to twelve months                                18,021    3.14%
Over twelve months                                              30,419    3.91%
                                                              --------    ----
                                                              $119,501    3.11%
                                                              ========    ====

Debt. At December 31, 2002 and 2001, the Company's outstanding advances with the Federal Home Loan Bank were $97.9 million and $50.0 million, respectively. During the year ended December 31, 2002, the maximum outstanding advances were $97.9 million, the balance at year end subsequent to the High Street acquisition. The Company had average outstanding FHLB advances of $72.7 million and $26.3 million with weighted average rates of 4.29% and 5.43% at December 31, 2002 and 2001, respectively. These advances were used to provide additional funding at favorable rates to accommodate loan growth.

Capital Resources. Total shareholders' equity for 2002 and 2001, excluding unrealized gains net of taxes on available for sale securities of $1.3 million in 2002 and $568,000 in 2001, respectively, was $74.2 million and $36.4 million, respectively. Equity increased primarily as a result of the issuance of additional shares in connection with the two acquisitions occurring during 2002 as described above. The Company paid cash dividends of $0.20 per share during

2002. The Company did not pay any dividends to its shareholders during 2001. At December 31, 2002, the Company had a leverage ratio of 8.18%, a Tier 1 capital ratio of 9.03%, and a risk based capital ratio of 10.28%. These ratios exceed the federal regulatory minimum requirements for a "well capitalized" bank.

Asset/Liability Management. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity, and capital adequacy. Measurement and monitoring of liquidity, interest rate risk, and capital adequacy are performed centrally through the Asset/Liability Management Committee, and reported under guidelines established by management, the Board of Directors and regulators. Oversight on asset/liability management matters is provided by the Board of Directors through its Asset/Liability Management Committee.

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. At December 31, 2002, the Company met all of its liquidity requirements.

The Company had $51.5 million in its most liquid assets, cash and cash equivalents at December 31, 2002. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $600.9 million or 71.5% of total assets at December 31, 2002. At December 31, 2001, core deposits and equity capital totaled $296.6 million or 72.9% of total assets.

The Company's liquidity can best be demonstrated by an analysis of its cash flows. In addition to the increase in core deposits described above which were primarily as a result of the two acquisitions, the Company had other financing activities including additional borrowings from the Federal Home Loan Bank of $19.2 million. Operating activities also provided $11.1 million of liquidity for the year ended December 31, 2002, compared to $3.4 million and $3.3 million in 2001 and 2000, respectively. The principal elements of operating activities are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. In 2002, deposit growth and increased borrowings were utilized to fund $34.2 million in new internal loan growth excluding those loans added as a result of acquisitions.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of and cash flows from investment securities. During 2002 and 2001, due to the declining interest rate environment, the cash flow from mortgage-backed securities accelerated and certain securities with call features were called. The cash received from these events, combined with maturities, amounted to $76.6 million, compared to $53.8 million in 2001 and $5.0 million in 2000. As of December 31, 2002, the Company had approximately $84,000 of investment securities that mature in 12 months. During 2002, the Company purchased $105.7 million of investment securities to replace the securities sold, called or matured during the same period and to meet liquidity needs.

Additional sources of liquidity are available to the Bank through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of December 31, 2002, the Bank had a maximum borrowing capacity of $168.1 million through the Federal Home Loan Bank of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of Federal Home Loan Bank stock owned by the borrowing bank. At December 31, 2002, the Bank owned $5.0 million worth of Federal Home Loan Bank stock or five percent of its outstanding advances of $97.9 million. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on the Bank's qualifying assets.

The following table reflects expected maturities of contractual obligations and expected expirations of ongoing commitments that affect the Company's liquidity.

                                                  Payments Due By Period
                                    --------------------------------------------------
                                    Less Than    1 - 3    3 - 5   More Than
(Dollars in thousands)               1 Year      Years    Years    5 Years      Total
                                    ---------   ------   ------   ---------   --------
Contractual Obligations
FHLB Advances                         $5,000    $5,000   $5,873    $81,985    $ 97,858
Operating Leases                         964     1,817    1,602      6,635      11,018
                                      ------    ------   ------    -------    --------
                                      $5,964    $6,817   $7,475    $88,620    $108,876
                                      ======    ======   ======    =======    ========

                                         Amount of Commitment Expiration by Period
                                    ---------------------------------------------------
                                    Less Than   1 - 3     3 - 5   More Than     Total
                                     1 Year     Years     Years    5 Years    Committed
                                    ---------   ------   ------   ---------   ---------
Commercial Commitments
Commercial Letters of Credit         $   792    $   --   $   --      $ --      $   792
Other Commercial Loan Commitments     32,908     2,569    4,764       703       40,944
                                     -------    ------   ------      ----      -------
                                     $33,700    $2,569   $4,764      $703      $41,736
                                     =======    ======   ======      ====      =======

Effects of Inflation. The Company's financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historic dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years; however, the effect of inflation on interest rates can materially impact bank operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

Risk Factors

You should consider the following material risk factors carefully before deciding to invest in the Company's securities. If any of the events described below occur, our business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of our common stock may decline, in which case the value of your investment may decline as well.

     Our Results Are Impacted by the Economic Conditions of our Principal Operating Regions

     Our operations are concentrated throughout several regions in North Carolina including the Central and Western parts of the state. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

     We Are Exposed to Risks in Connection with the Loans We Make

     A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.

     We Compete with Larger Companies for Some of the Same Business

     The banking and financial services business in our market areas continues to be a competitive field and is becoming more competitive as a result of:

     .    Changes in regulations;

     .    Changes in technology and product delivery systems; and

     . The accelerating pace of consolidation among financial services providers.

     We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which are larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

     Our Trading Volume Has Been Low Compared with Larger Banks

     The trading volume in our common stock on the Nasdaq National Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq National Market or other consolidated reporting systems or stock exchanges. Thus, the market in our common stock may be limited in scope relative to other companies.

     We Depend Heavily on Our Key Management Personnel

     James A. Beck currently serves as our president and chief executive officer. We depend heavily on the services of Mr. Beck, and a number of other key personnel. Even though we carry a $2 million key man life insurance policy on Mr. Beck, the loss of his services or of other key personnel could have a material adverse effect on our business, financial condition or results of operations.

     Our success depends in part on our ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a new bank.

     Technological Advances Impact Our Business

     The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

     Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

     Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

     .    The payment of dividends to our shareholders;
     .    Possible mergers with or acquisitions of or by other institutions;
     .    Our desired investments;
     .    Loans and interest rates on loans;
     .    Interest rates paid on our deposits;
     .    The possible expansion of our branch offices; and/or
     .    Our ability to provide securities or trust services.

     We also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be under capitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

     There Are Potential Risks Associated with Future Acquisitions

     We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of our common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition.

Recent Accounting Developments. Please refer to Note 1 of the Company's consolidated financial statements for the year ended December 31, 2002 for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company's performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company's performance in a base strategy which reflects the Company's 2002 and 2003 operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2002 analysis of the Company indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

For the upcoming twelve month period in the Flat rate scenario, Capital Bank Corporation is projected to earn $27.0 million in net interest income. In the rising rate scenario, which contemplates a 200 basis point increase in interest rates over a twelve month period, the Company is expected to see its annualized net interest income improve by $1.8 million, or 6.7%. Conversely, the Company will see a decline in net interest income of $2.6, or 9.8%, if rates decline 200 basis points, as is contemplated in the declining rate scenario.

Item 8. Financial Statements and Supplementary Data.

Capital Bank Corporation
Consolidated Balance Sheets
December 31, 2002 and 2001

                        (In thousands, except share data)
                                                            2002       2001
                                                          --------   --------
                        Assets
Cash and due from banks:
   Interest-earning                                       $ 13,925   $  2,793
   Noninterest earning                                      18,912     12,380
Federal funds sold                                          18,696        944
Securities (Note 4):
   Available for sale                                       36,398     28,217
Mortgage-backed securities available for sale (Note 4)     113,889     42,985
Federal Home Loan Bank stock (Note 5)                        5,017      2,500

Loans (Note 6)                                             600,609    306,891
   Less allowance for loan losses                           (9,390)    (4,286)
                                                          --------   --------
   Net loans                                               591,219    302,605
                                                          --------   --------

Accrued interest receivable                                  3,455      1,853
Premises and equipment, net (Note 7)                        13,399      5,009
Deposit premium and goodwill, net (Note 3)                  14,884      4,105
Deferred income tax                                          5,174      2,033
Other assets                                                 6,008      1,317
                                                          --------   --------
      Total assets                                        $840,976   $406,741
                                                          ========   ========

          Liabilities and Shareholders' Equity
Deposits (Note 8):
   Demand deposits                                        $ 50,238   $ 28,470
   Savings and interest bearing checking                   120,472     43,716
   Money market deposit accounts                           103,736     57,837
   Time deposits less than $100,000                        250,940    129,575
   Time deposits $100,000 and greater                      119,501     44,845
                                                          --------   --------
      Total deposits                                       644,887    304,443
                                                          --------   --------

Repurchase agreements                                       13,081     11,167
Federal Home Loan Bank advances (Note 9)                    97,858     50,000
Accrued interest payable                                     1,450        792
Other liabilities                                            8,229      3,356
                                                          --------   --------
      Total liabilities                                    765,505    369,758
                                                          --------   --------
Commitments and contingencies (Notes 11, 12, 13 and 14)
Shareholders' equity:
   Common stock, no par value; 20,000,000 shares
      authorized, issued 7,022,468 - 2002 and
      3,658,689 - 2001; outstanding 6,595,784 - 2002
      and 3,597,339 - 2001                                  74,338     34,805
   Treasury stock, no par value; 426,684 - 2002 and
      61,350 - 2001                                         (5,641)      (696)
   Accumulated other comprehensive income                    1,293        568
   Retained earnings                                         5,481      2,306
                                                          --------   --------
      Total shareholders' equity                            75,471     36,983
                                                          --------   --------
      Total liabilities and shareholders' equity          $840,976   $406,741
                                                          ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2002, 2001, and 2000

                      (In thousands except per share data)
                                                                   2002      2001       2000
                                                                  -------   -------   -------
Interest income:
   Loans and fees on loans                                        $29,601   $20,982   $19,069
   Investment securities                                            6,273     4,674     3,419
   Federal funds and other interest income                            370       517     1,263
                                                                  -------   -------   -------
            Total interest income                                  36,244    26,173    23,751
                                                                  -------   -------   -------
Interest expense:
   Deposits                                                        12,567    12,925    11,869
   Borrowings                                                       3,118     1,427       861
   Repurchase agreements                                              210       349       371
                                                                  -------   -------   -------
            Total interest expense                                 15,895    14,701    13,101
                                                                  -------   -------   -------
            Net interest income                                    20,349    11,472    10,650
Provision for loan losses                                           4,190     1,215     1,110
                                                                  -------   -------   -------
            Net interest income after provision for loan losses    16,159    10,257     9,540
                                                                  -------   -------   -------
Other operating income:
   Service charges and fees                                         2,350     1,735       925
   Net gain on sale of securities                                     981       190        --
   Mortgage origination fees                                        3,294     1,999       989
   Other fees and income                                            1,362       566       279
                                                                  -------   -------   -------
            Total other operating income                            7,987     4,490     2,193
                                                                  -------   -------   -------
Other operating expenses:
   Personnel                                                        9,821     6,317     4,876
   Occupancy                                                        1,557     1,152       800
   Data processing                                                    917       649       526
   Furniture and equipment                                          1,141       703       508
   Amortization of intangibles                                        180       598       473
   Advertising                                                        578       346       454
   Professional fees                                                  304       350       240
   Director fees                                                      243       210       206
   Other                                                            2,724     1,522     1,513
                                                                  -------   -------   -------
            Total other operating expenses                         17,465    11,847     9,596
                                                                  -------   -------   -------
            Net income before income tax expense (benefit)          6,681     2,900     2,137
Income tax expense (benefit)                                        2,374       480       (36)
                                                                  -------   -------   -------

            Net income                                            $ 4,307   $ 2,420   $ 2,173
                                                                  =======   =======   =======

Net income per share - basic                                      $   .79   $   .65   $   .59
                                                                  =======   =======   =======

Net income per share - diluted                                    $   .76   $   .65   $   .59
                                                                  =======   =======   =======

Dividends per share                                               $   .20   $    --   $    --
                                                                  =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2002, 2001, and 2000

                                         (In thousands)

                                                           Accumulated      Retained
                                                              Other         Earnings
                                      Common   Treasury   Comprehensive   (Accumulated
                                      Stock      Stock    Income (Loss)      Deficit)     Total
                                     -------   --------   -------------   ------------   -------
Balance at January 1, 2000           $34,806   $    --       $(1,393)       $(2,287)     $31,126

Net income                                --        --            --          2,173        2,173
Other comprehensive income                --        --         1,716             --        1,716
                                                                                         -------
   Comprehensive income                                                                    3,889
                                     -------   -------       -------        -------      -------
Balance at December 31, 2000          34,806        --           323           (114)      35,015

Purchase of treasury stock                --      (702)           --             --         (702)

Reissuance of common stock
   for options exercised                  (1)        6            --             --            5

Net income                                --        --            --          2,420        2,420
Other comprehensive income                --        --           245             --          245
                                                                                         -------
   Comprehensive income                                                                    2,665
                                     -------   -------       -------        -------      -------
Balance at December 31, 2001          34,805      (696)          568          2,306       36,983

Purchase of treasury stock                --    (4,945)           --             --       (4,945)

Issuance of common stock
   for compensation                       57        --            --             --           57

Issuance of common stock
   for options exercised                 990        --            --             --          990

Issuance of common stock
   for acquisition of subsidiaries    38,486        --            --             --       38,486

Net income                                --        --            --          4,307        4,307
Other comprehensive income                --        --           725             --          725
                                                                                         -------
   Comprehensive income                                                                    5,032
                                                                                         -------
Cash dividends paid or accrued            --        --            --         (1,132)      (1,132)
                                     -------   -------       -------        -------      -------
Balance at December 31, 2002         $74,338   $(5,641)      $ 1,293        $ 5,481      $75,471
                                     =======   =======       =======        =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000

                                 (In thousands)
                                                                          2002       2001       2000
                                                                        --------   --------   --------
Net income                                                              $  4,307   $  2,420   $  2,173
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Amortization of deposit premium and goodwill                              180        598        473
   Depreciation                                                            1,228        810        642
   (Gain) loss on disposal of equipment                                       --         (2)         6
   Amortization (accretion) of premiums/discounts on securities, net         922         32          6
   Gain on sale of investments                                              (981)      (190)        --
   Provision for loan losses                                               4,190      1,215      1,110
   Deferred tax (benefit) expense                                            130       (978)    (1,139)
   Issuance of stock for compensation                                         57         --         --
   Changes in assets and liabilities:
      Accrued interest receivable                                            163        493     (1,102)
      Accrued interest payable                                               131       (176)       297
      Other assets                                                           547       (404)      (417)
      Other liabilities                                                      279       (383)     1,262
                                                                        --------   --------   --------
         Net cash provided by operating activities                        11,153      3,435      3,311
                                                                        --------   --------   --------

Cash flows from investing activities:
   Net increase in loans                                                 (34,188)   (65,008)   (57,493)
   Additions to premises and equipment                                    (1,145)      (706)    (1,753)
   Proceeds from sale of equipment                                             1         38         --
   Net (purchase) sale of Federal Home Loan Bank stock                        91     (1,500)        --
   Purchase of securities available for sale                             (33,851)   (31,006)    (8,457)
   Purchase of mortgage-backed securities available for sale             (71,883)   (32,317)   (10,154)
   Proceeds from calls/maturities of securities available for sale        35,124     39,032      4,955
   Proceeds from sales of securities available for sale                   41,434     14,796         --
   Capitalized purchase costs                                                (47)       (88)        --
   Net cash acquired from purchase of subsidiary                          20,695         --         --
   Net cash received from branch acquisitions                                 --         --     37,013
                                                                        --------   --------   --------
         Net cash used by investing activities                           (43,769)   (76,759)   (35,889)
                                                                        --------   --------   --------

Cash flows from financing activities:
   Net increase in deposits                                               51,718     25,349     49,356
   Net increase in repurchase agreements                                   1,914      1,363      4,986
   Proceeds from Federal Home Loan Bank borrowings                        86,123     45,000     15,000
   Principal repayments of Federal Home Loan Bank borrowings             (66,969)   (10,000)   (20,000)
   Purchase of treasury stock                                             (4,945)      (702)        --
   Exercise of common stock options                                          990          5         --
   Cash dividends paid                                                      (799)        --         --
                                                                        --------   --------   --------
         Net cash provided by financing activities                        68,032     61,015     49,342
                                                                        --------   --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2002, 2001, and 2000

                                 (In thousands)
                                                       2002       2001      2000
                                                    ---------   --------   -------
Net change in cash and cash equivalents             $  35,416   $(12,309)  $16,764

Cash and cash equivalents at beginning of year         16,117     28,426    11,662
                                                    ---------   --------   -------

Cash and cash equivalents at end of year            $  51,533   $ 16,117   $28,426
                                                    =========   ========   =======
Supplemental Disclosure of Cash Flow Information:
   Cash payments for interest                       $  15,237   $ 14,877   $12,804
                                                    =========   ========   =======
   Cash payments for income taxes                   $   1,775   $  1,392   $   501
                                                    =========   ========   =======
   Transfers from loans to real estate acquired
      through foreclosure                           $   1,708   $     --   $    32
                                                    =========   ========   =======

Purchase of First Community Financial Corp:
   Loans, net of reserves                           $(134,149)  $     --   $    --
   Investments                                        (39,001)        --        --
   Other assets acquired                              (10,435)        --        --
   Goodwill and deposit premium                        (4,617)        --        --
   Deposits                                           156,241         --        --
   Borrowings                                          16,414         --        --
   Other liabilities assumed                            3,342         --        --
   Issuance of stock                                   20,854         --        --
                                                    ---------   --------   -------
      Net cash and cash equivalents acquired        $   8,649   $     --   $    --
                                                    =========   ========   =======

Purchase of High Street Corporation:
   Loans, net of reserves                           $(126,175)  $     --   $    --
   Investments                                        (12,275)        --        --
   Other assets acquired                               (7,062)        --        --
   Goodwill and deposit premium                        (6,295)        --        --
   Deposits                                           132,485         --        --
   Borrowings                                          12,290         --        --
   Other liabilities assumed                            1,446         --        --
   Issuance of stock                                   17,632         --        --
                                                    ---------   --------   -------
      Net cash and cash equivalents acquired        $  12,046   $     --   $    --
                                                    =========   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Nature of Operations

     Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. Capital Bank (the "Bank") was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank's customers are individuals and small to medium-size businesses. The Bank's primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees.

     Prior to 2002, the Bank operated primarily throughout the central part of North Carolina with branch facilities located in Raleigh (3), Cary (2), Sanford (3), Siler City (1), Oxford (2), Warrenton (1), Seaboard (1), and Woodland (1). The Company's corporate headquarters are located on Glenwood Avenue in Raleigh, North Carolina.

     On March 1, 2001, Capital Bank Corporation announced that it had formed Capital Bank Investment Services, Inc. ("CBIS"), an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh, North Carolina.

     CBIS makes available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. These investment services include full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). These services are available in the offices of Capital Bank through registered investment representatives. CBIS is a full service brokerage firm whose profitability depends on net commissions generated by investment sales and services

     On January 18, 2002, the Company completed the acquisition of First Community Financial Corporation ("First Community") and its subsidiary, Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank operated four banking offices in Alamance County, North Carolina. At the close of business on March 15, 2002, Community Savings Bank was merged into the Bank and the banking offices of Community Savings Bank opened for business on March 18, 2002 under the Capital Bank name.

     On December 1, 2002, the Company completed the acquisition of High Street Corporation ("High Street"), the holding company for High Street Banking Company ("High Street Bank"). High Street Bank operated three banking offices, two in Asheville, North Carolina and one in Hickory, North Carolina. At the close of business on December 6, 2002, High Street Bank was merged into the Bank and the banking offices of High Street Bank opened for business on December 9, 2002 under the Capital Bank name.

     The Company has no operations other than those of its subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. The Company's profitability depends principally upon the net interest income, provision for loan losses, non-interest income and non-interest expenses of the Bank and the net commissions generated by CBIS.

     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit quality financial institutions in amounts which at may be in excess of federally insured limits.

     Securities

     Investments in certain securities are classified into three categories and accounted for as follows:

     1. Securities Held to Maturity - Debt securities that the institution has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; or

     2. Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; or

     3. Securities Available for Sale - Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of shareholders' equity.

     The classification of securities is generally determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in other income at the time of the sales.

     Premiums and discounts on debt securities are recognized in interest income using the level interest yield method over the period to maturity, or when the debt securities are called.

     Loans and Allowance for Loan Losses

     Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net deferred loan origination fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Deferred loan fees and costs are amortized to interest income over the contractual life of the loan using the level interest yield method.

     A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     Loans deemed to be impaired at December 31, 2002 and 2001 amounted to $1.2 million and $1.8 million, respectively. Average impaired loans during 2002 and 2001 were $2.2 million and $722,000, respectively.

     The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc. It is possible that these factors and management's evaluation of the adequacy of the allowance for loan losses will change.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

     Income Recognition on Impaired and Nonaccrual Loans

     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

     Foreclosed Assets

     Any assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or fair value less estimated costs to sell. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Valuations will be periodically performed by management and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other expenses.

     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets. Useful lives range from 3 to 10 years for furniture and equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases. Repairs and maintenance are charged to expense as incurred.

     Upon disposition, the asset and related accumulated depreciation or amortization are relieved and any gains or losses are reflected in operations.

     Income Taxes

     Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company cannot determine that the benefits will more likely than not be realized.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     Net Income Per Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with SFAS No. 128, the Company has presented both basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for 2002, 2001, and 2000 were as follows:

                                                                  2002         2001         2000
                                                               ----------   ----------   ----------
     (In thousands except number of shares)
     Income available to stockholders - basic and diluted      $    4,307   $    2,420   $    2,173
                                                               ==========   ==========   ==========

     Shares used in the computation of earnings per share:
     Weighted average number of shares outstanding - basic      5,467,735    3,712,280    3,709,070
     Incremental shares from assumed exercise of stock
        options                                                   195,214       34,561        6,871
                                                               ----------   ----------   ----------
     Weighted average number of shares outstanding - diluted    5,662,949    3,746,841    3,715,941
                                                               ==========   ==========   ==========

     Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in general-purpose financial statements.

     The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. Information concerning the Company's other comprehensive income for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                           2002    2001     2000
                                                          ------   -----   ------
     (Dollars in thousands)
     Unrealized gains on securities available for sale    $1,706   $ 435   $1,716
     Reclassification of gains recognized in net income     (981)   (190)      --
                                                          ------   -----   ------
     Other comprehensive income                           $  725   $ 245   $1,716
                                                          ======   =====   ======

     Segment Information

     The Company follows the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statement requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources, and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the single geographic area of central North Carolina. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

     Employers Disclosures about Pensions and Other Postretirement Benefits

     The Company follows the provisions of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". This Statement requires certain disclosures about pension and other postretirement benefit plans.

     New Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The application of this statement is not expected to have a material impact on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. The application of this statement is not expected to have a material impact on the Company's financial statements.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles Assets," which required the Company to discontinue the amortization of goodwill associated with acquisitions accounted for under the purchased method of accounting. In addition, in the fourth quarter of 2002, the Company adopted the provisions of SFAS No. 147, "Acquisition of Certain Financial Institutions," which required to the Company to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. SFAS No. 147 also required the Company to reverse amortization expense within the scope of SFAS No. 147 that had been recorded in the first nine months of 2002. Accordingly, the consolidated financial statements for each of the three quarters ended September 30, 2002 have been restated to reflect the effects of adopting SFAS No. 147 as if it had been adopted on January 1, 2002. The total amount of amortization expense reversed for the nine months ended September 30, 2002 was $372,000.

2.   Organization and Significant Activities

     The Bank was organized on December 12, 1996 and commenced a public subscription offering on February 17, 1997. The offering resulted in gross proceeds of $27.3 million from the sale of 2,477,651 shares.

     On June 20, 1997, the Bank acquired two branches located in Sanford, North Carolina from a large community bank and began its banking operations.

     In accordance with the rules and regulations of the North Carolina Commissioner of Banks, all expenditures of the Bank prior to commencing operations in June 1997 were charged against surplus. The operating

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     expenses, principally personnel and occupancy, amounted to $437,000, and expenses related to the offering aggregated $1,069,000.

     In late 1997, a branch was opened in Raleigh, North Carolina followed by two branches in Cary, North Carolina in 1998 and one in Sanford in 1999.

     On March 26, 1999, pursuant to the reorganization of the Bank into a holding company structure, the common stock of the Bank was converted on a share-for-share basis into common stock in the Company that have rights, privileges and preferences identical to the common stock of the Bank. On March 31, 1999, the Company completed its acquisition of Home Savings Bank of Siler City SSB, Inc. ("Home Savings") through the issuance of 1.28 shares of the Company's common stock for each share of Home Saving's outstanding common stock, or 1,181,038 shares. The acquisition was accounted for as a pooling-of-interests. On July 16, 1999, Home Savings merged with the Bank to form one subsidiary under the Company.

     In April, 2000, the Bank acquired five branches from another area financial institution which was accounted for as a purchase transaction. The transaction included branches in the eastern part of North Carolina including Oxford (2), Warrenton (1), Seaboard (1), and Woodland (1).

     In June, 2000, the Bank opened a new branch and moved its corporate headquarters to the same facility on Glenwood Avenue in Raleigh, North Carolina. In January 2001, the Bank opened a new branch in Raleigh.

     On March 1, 2001, the Company announced that it had formed Capital Bank Investment Services, Inc., an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh. CBIS makes available a full range of non-deposit investment services to individuals and corporations, including customers of the bank. These investment services include full-service securities brokerage, asset management, financial planning, and retirement services, such as 401(k) plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). These services are available in the offices of Capital Bank through registered investment representatives.

     On April 23, 2001, the Company converted to a financial holding company.

     On January 18, 2002, the Company acquired First Community Financial Corporation ("First Community"), the holding company for Community Savings Bank, Inc. ("Community Savings Bank"). Community Savings Bank was originally chartered in 1934, and its market area consists of the communities in Alamance County, North Carolina. Community Savings Bank primarily engaged in soliciting deposit accounts from businesses and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. As a result of the acquisition, the Company issued an additional 1.9 million shares of common stock. The transaction was accounted for under the purchase method and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

     On December 1, 2002, the Company acquired High Street Corporation ("High Street"), the holding company for High Street Banking Company ("High Street Bank"). High Street had no significant assets other than the outstanding capital stock of High Street Bank. High Street Bank was originally incorporated on April 25, 1997, and its market area consisted of the communities of Asheville and Hickory, North Carolina. High Street Bank's activities were similar to those described above for Community Savings Bank. As a result of the acquisition, the Company issued an additional 1.3 million shares of common stock. The transaction was accounted for under the purchase method and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

     The following table reflects the unaudited pro forma combined results of operations, assuming these acquisitions had occurred at the beginning of fiscal 2001:

                                                                2002      2001
                                                               -------   -------
     (In thousands except per share amounts)
     Net interest income                                       $24,436   $25,532
     Net income                                                  3,530     3,079
     Net earnings per diluted share                               0.51      0.44

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 2001.

     A summary of estimated fair values of assets acquired and liabilities assumed was as follows:

     (Dollars in thousands)                     First        High
                                              Community     Street      Total
                                              ---------   ---------   ---------
     Loans receivable                         $ 134,149   $ 126,175   $ 260,324
     Premises and equipment                       5,424       3,050       8,474
     Deposit premium                                782         976       1,758
     Goodwill                                     3,835       5,319       9,154
     Other assets                                52,661      28,333      80,994
     Deposits                                  (156,241)   (132,485)   (288,726)
     Borrowings                                 (16,414)    (12,290)    (28,704)
     Other liabilities                           (3,342)     (1,446)     (4,788)
                                              ---------   ---------   ---------
        Investment in subsidiary, net
           of dividends to shareholders and
            capitalized acquisition costs     $  20,854   $  17,632   $  38,486
                                              =========   =========   =========

3.   Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

     Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Before the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", the Company amortized goodwill on a straight-line basis over seven to ten years. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for potential impairment in June of each year at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

     As of December 31, 2002 and 2001, intangible assets, primarily deposit premiums paid for acquisitions, and goodwill are as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                                      Accumulated
                                                                            Gross    Amortization     Net
                                                                           -------   ------------   -------
     (In thousands)
     At December 31, 2002
        From January 2002 acquisition of First Community Financial Corp:
           Deposit premium                                                 $   782     $  (164)     $   618
           Goodwill                                                          3,835          --        3,835
                                                                           -------     -------      -------
                                                                             4,617        (164)       4,453
                                                                           -------     -------      -------
        From December 2002 acquisition of High Street Corporation:
           Deposit premium                                                     976         (15)         961
           Goodwill                                                          5,319          --        5,319
                                                                           -------     -------      -------
                                                                             6,295         (15)       6,280
                                                                           -------     -------      -------
        From March 2001 acquisition of CBIS:
           Goodwill                                                            121         (33)          88
           Capitalized startup costs                                            15          (3)          12
                                                                           -------     -------      -------
                                                                               136         (36)         100
                                                                           -------     -------      -------
        From April 2000 branch acquisitions:
           Goodwill                                                          3,471        (604)       2,867

        From June 1997 branch acquisitions:
           Goodwill                                                          2,164        (980)       1,184
                                                                           -------     -------      -------

                                                                           $16,683     $(1,799)     $14,884
                                                                           =======     =======      =======

     At December 31, 2001
        From March 2001 acquisition of CBIS:
           Goodwill                                                        $    74     $   (33)     $    41
           Capitalized startup costs                                            14          (1)          13
                                                                           -------     -------      -------
                                                                                88         (34)          54
                                                                           -------     -------      -------
        From April 2000 branch acquisitions:
           Goodwill                                                          3,471        (604)       2,867

        From June 1997 branch acquisitions:
           Goodwill                                                          2,164        (980)       1,184
                                                                           -------     -------      -------

                                                                           $ 5,723     $(1,618)     $ 4,105
                                                                           =======     =======      =======

     Valuation of the Company's goodwill pursuant to this pronouncement resulted in no write-downs for impairment. Additionally, SFAS No. 142 requires a reconciliation of previously reported net income and earnings per share, adjusted for changes pursuant to this statement. Following is the pro forma effect of the adoption of SFAS No. 142:

Capital Bank Corporation
Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

                                                        Year Ended December 31,
                                                        -----------------------
                                                             2001     2000
                                                            ------   ------
     (In thousands except per share data)
     Reported net income                                    $2,420   $2,173
     Goodwill amortization, net of tax                         371      293
                                                            ------   ------
     Adjusted net income                                    $2,791   $2,466
                                                            ======   ======

     Basic earnings per share:
     Reported net income                                    $ 0.65   $ 0.59
     Goodwill amortization, net of tax                        0.10     0.08
                                                            ------   ------
     Adjusted net income                                    $ 0.75   $ 0.67
                                                            ======   ======

     Diluted earnings per share:
     Reported net income                                    $ 0.65   $ 0.59
     Goodwill amortization, net of tax                        0.10     0.08
                                                            ------   ------
     Adjusted net income                                    $ 0.75   $ 0.67
                                                            ======   ======

4.   Securities

     Securities at December 31, 2002 and 2001 are summarized as follows:

                                                   Gross        Gross      Estimated
                                     Amortized   Unrealized   Unrealized    Market
     (In thousands)                     Cost        Gains       Losses       Value
                                     ---------   ----------   ----------   ---------
               2002
     Available for sale:
        U.S. Agency obligations       $ 15,179     $  152        $ --      $ 15,331
        Corporate bonds                  1,020         --           3         1,017
        Municipal bonds                 19,879        296         125        20,050
                                      --------     ------        ----      --------
                                        36,078        448         128        36,398
        Mortgage-backed securities     112,127      1,881         119       113,889
                                      --------     ------        ----      --------
                                      $148,205     $2,329        $247      $150,287
                                      ========     ======        ====      ========
               2001
     Available for sale:
        U.S. Agency obligations       $ 16,000     $  456        $ --      $ 16,456
        Corporate bonds                  6,077        116          16         6,177
        Municipal bonds                  5,683         21         120         5,584
                                      --------     ------        ----      --------
                                        27,760        593         136        28,217
        Mortgage-backed securities      42,516        557          88        42,985
                                      --------     ------        ----      --------
                                      $ 70,276     $1,150        $224      $ 71,202
                                      ========     ======        ====      ========

     The amortized cost and estimated market values of securities at December 31, 2002 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                       Estimated
                                                           Amortized     Market
     (In thousands)                                          Cost        Value
                                                           ---------   ---------
     Available for sale:
        Due in one year or less                             $     83    $     84
        Due after one year through five years                 27,244      27,697
        Due after five years through ten years                35,285      35,838
        Due after ten years                                   85,593      86,668
                                                            --------    --------
                                                            $148,205    $150,287
                                                            ========    ========

     During the years ended December 31, 2002 and 2001, the Company had gross realized gains of $981,000 and $190,000, respectively, on sales of available for sale securities with book values of $40.5 million and $14.6 million. There were no sales of securities during the year ended December 31, 2000.

     Securities with an amortized cost of $60.9 million were pledged as of December 31, 2002 to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

5.   Federal Home Loan Bank Stock

     The Company, as member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLB advances. No ready market exists for the FHLB stock, and it has no quoted market value, therefore, cost approximates market at December 31, 2002 and 2001.

6.   Loans and Allowance for Loan Losses

     The composition of the loan portfolio by loan classification at December 31, 2002 and 2001 is as follows:

     (In thousands)                                           2002       2001
                                                            --------   --------

     Commercial                                             $430,847   $229,305
     Consumer                                                 51,069     28,201
     Home equity lines                                        45,935     28,383
     Residential mortgages                                    73,146     20,921
                                                            --------   --------
                                                             600,997    306,810
     Less deferred loan fees (costs), net                        388        (81)
                                                            --------   --------
                                                            $600,609   $306,891
                                                            ========   ========

     A summary of activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     (In thousands)                                     2002     2001     2000
                                                      -------   ------   ------

     Balance at beginning of year                     $ 4,286   $3,463   $2,328
     Allowance for loan losses transferred
     from acquired companies                            4,593       --      387
     Provision for loan losses                          4,190    1,215    1,110
     Loans charged-off, net of recoveries              (3,679)    (392)    (362)
                                                      -------   ------   ------

     Balance at end of year                           $ 9,390   $4,286   $3,463
                                                      =======   ======   ======

     At December 31, 2002, nonperforming assets consisted of nonaccrual loans in the amount of $3.0 million and foreclosed real estate of $947,000. At December 31, 2001, nonperforming assets consisted of nonaccrual loans in the amount of $3.1 million. Unrecognized income on nonaccrual loans at December 31, 2002 and 2001 was $229,000 and $149,000, respectively. At December 31, 2002, loans past due greater than 90 days and still accruing interest amounted to $14,000. There were no such loans at December 31, 2001.

     In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups at December 31, 2002 and activity during the year ended December 31, 2002, is summarized as follows:

     (In thousands)
     Beginning balance                                                  $ 8,286
     New loans                                                           13,015
     Principal repayments                                                (6,013)
                                                                        -------

     Ending balance                                                     $15,288
                                                                        =======

     In addition, such groups had available lines of credit in the amount of $1.9 million at December 31, 2002. The Company paid an aggregate of approximately $705,000, $608,000, and $1.1 million to companies owned by members of the board of directors for leased space, equipment, construction and consulting services during 2002, 2001 and 2000, respectively.

7.   Premises and Equipment

     Premises and equipment at December 31, 2002 and 2001 are as follows:

                                                               2002       2001
                                                              -------   -------
     (In thousands)
     Land                                                     $ 4,378   $   744
     Buildings and leasehold improvements                       7,329     3,343
     Furniture and equipment                                    7,589     3,011
     Automobiles                                                  303       187
     Construction in progress                                      82        35
                                                              -------   -------
                                                               19,681     7,320
     Less accumulated depreciation and amortization            (6,282)   (2,311)
                                                              -------   -------
                                                              $13,399   $ 5,009
                                                              =======   =======

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8.   Deposits

     At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

                                                                        Weighted
                                                                         Average
     (In thousands)                                          Balance      Rate
                                                             --------   --------
     2003                                                    $256,377     2.75%
     2004                                                      81,113     3.55%
     2005                                                      10,083     3.65%
     2006                                                      21,242     4.05%
     2007 and thereafter                                        1,626     3.95%
                                                             --------     ----
                                                             $370,441     3.03%
                                                             ========     ====

9.   Federal Home Loan Bank Advances

     Advances from the Federal Home Loan Bank had a weighted average rate of 4.30% and 3.60% at December 31, 2002 and 2001, respectively, and were collateralized by certain 1 - 4 family mortgages and qualifying commercial loans totaling $95.1 million and $40.1 million at year-end 2002 and 2001, respectively. In addition, the Company pledged certain investment securities with an amortized cost of $26.0 million and $11.1 million at December 31, 2002 and 2001 (Note 4). Advances outstanding at December 31, 2002 mature from March 2003 through November 2012.

     At December 31, 2002, the Company had an additional $70.2 million of credit available with the Federal Home Loan Bank.

10.  Income Taxes

     Income taxes charged to operations for the years ended December 31, 2002, 2001, and 2000 consist of the following components:

     (In thousands)                                    2002     2001      2000
                                                      ------   ------   -------

     Current income tax expense                       $2,244   $1,458   $ 1,103
     Deferred income tax expense (benefit)               130     (978)   (1,139)
                                                      ------   ------   -------

     Total income tax expense (benefit)               $2,374   $  480   $   (36)
                                                      ======   ======   =======

     The difference between income tax and the amount computed by applying the statutory federal income tax rate of 34% was primarily a result of the change in the valuation allowance on the net deferred tax asset for the years ended December 31, 2001 and 2000 and certain non-deductible merger expenses in 2002.

     Significant components of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     (In thousands)                                             2002      2001
                                                              -------   -------
     Deferred tax assets:
        Allowance for loan losses                             $ 3,620   $ 1,322
        Deferred compensation                                   1,791       353
        Net operating loss carryforwards                        1,589        --
        Directors fees                                            540       468
        Contributions carryforwards                               224        --
        Other                                                      --       314
                                                              -------   -------
           Total deferred tax assets                            7,764     2,457
                                                              -------   -------
     Deferred tax liabilities:
        Unrealized security gains                                (814)     (357)
        Depreciation                                             (553)      (16)
        Purchase accounting adjustments                          (442)       --
        FHLB stock                                               (302)      (51)
        Other                                                    (288)       --
                                                              -------   -------
           Total deferred tax liabilites                       (2,399)     (424)
                                                              -------   -------
        Net deferred tax assets                               $ 5,365   $ 2,033
                                                              =======   =======

11.  Leases

     The Company has noncancelable operating leases for its corporate office and branch locations that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2002 are as follows:

     (In thousands)
     2003                                                               $   964
     2004                                                                   911
     2005                                                                   906
     2006                                                                   805
     2007                                                                   797
     Thereafter                                                           6,635
                                                                        -------
                                                                        $11,018
                                                                        =======

     During 2002, 2001, and 2000, payments under operating leases were $806,000, $666,000, and $392,000, respectively.

12.  Regulatory Matters and Restrictions

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. As of June 30, 2002, the most recent notification from regulators, the Bank was categorized as "well capitalized" by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank's category. Management believes that as of December 31, 2002, the Company meets all capital requirements to which it is subject.

     The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statues Section 53-87. However, regulatory authorities may

Capital Bank Corporation
Notes to Consolidated Finicial Statements

--------------------------------------------------------------------------------

     limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

     To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of December 31, 2002 and 2001 and the minimum requirements are presented in the following table.

                                                                         Minimum Requirements To Be:
                                                                     ----------------------------------
                                                                       Adequately
                                                        Actual         Capitalized     Well Capitalized
                                                   ---------------   ---------------   ----------------
     (Dollars in thousands)                         Amount   Ratio    Amount   Ratio    Amount    Ratio
                                                   -------   -----   -------   -----   -------   ------
                    2002
     Total Capital (to Risk Weighted Assets)       $66,329   10.28%  $51,614   8.00%   $64,157   10.00%
     Tier I Capital (to Risk Weighted Assets)       58,248    9.03%   25,807   4.00%    38,710    6.00%
     Tier I Capital (to Average Assets)             58,248    8.18%   28,502   4.00%    35,628    5.00%

                    2001
     Total Capital (to Risk Weighted Assets)       $36,507   10.88%  $26,851   8.00%   $33,564   10.00%
     Tier I Capital (to Risk Weighted Assets)       32,309    9.63%   13,425   4.00%    20,138    6.00%
     Tier I Capital (to Average Assets)             32,309    8.75%   14,766   4.00%    18,458    5.00%

13.  Employee Benefit Plans

     401(k) Plan

     The Company instituted a 401(k) plan (the "Plan") for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employee's salary. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions vest 20% during the second year of service, an additional 20% during the third and fourth years of service and the remaining 40% during the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate contributions for 2002, 2001, and 2000 were $342,000, $225,000, and $193,000, respectively.

14.  Stock Options

     At December 31, 2002, the Company had outstanding an aggregate of 785,605 options to purchase its common shares of which 720,394 are currently exercisable. Of the 785,605 options currently outstanding, 418,755 were assumed through merger & acquisition and 366,850 were issued under the Company's stock option plan.

     Grants of options are made by the Board or the Compensation Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

     A summary of the activity during the years ending December 31, 2002, 2001 and 2000 of the Company's stock option plan, including the weighted average exercise price ("WAEP") is presented below:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                      2002               2001               2000
                                               -----------------   ----------------   ----------------
                                                Shares     WAEP     Shares    WAEP     Shares    WAEP
                                               --------   ------   -------   ------   -------   ------
     Outstanding at beginning of year           415,944   $10.43   313,744   $10.36   215,251   $11.46
     Granted                                     16,000    12.54   108,350    10.62   100,800     8.09
     Assumed in connection with acquisitions    502,966     8.13        --       --        --       --
     Exercised                                 (147,645)    6.71      (650)    9.44        --       --
     Terminated                                  (1,660)   10.25    (5,500)    9.94    (2,307)   12.05
                                               --------   ------   -------   ------   -------   ------
     Outstanding at end of year                 785,605   $ 9.70   415,944   $10.43   313,744   $10.36
                                               ========   ======   =======   ======   =======   ======

     Options exercisable at year-end            720,394   $ 9.61   343,714   $10.52   223,514   $10.48
                                               ========   ======   =======   ======   =======   ======

     The following table summarizes information about the stock options at December 31, 2002:

                                       Weighted
                                        Average
                                       Remaining
                          Number      Contractual       Number
      Exercise Price   Outstanding   Life in Years   Exercisable
     ---------------   -----------   -------------   -----------
          $6.62          191,896          7.5          191,896
          $7.20           24,231          8.2           24,231
      $8.00 - $8.43      110,364          7.2           91,271
      $8.70 - $8.98       68,375          4.4           62,107
          $9.30           13,972          9.0           13,972
     $10.08 - $10.25      25,586          7.0           20,754
     $10.50 - $10.84     109,654          9.0          102,022
     $11.00 - $11.13      71,250          5.2           59,750
          $12.20          14,000          9.1            2,800
          $13.25          61,628          4.7           61,628
          $13.75          18,000          5.1           18,000
     $14.00 - $14.46      55,072          5.6           53,372
          $14.95           2,000          9.5               --
     $15.06 - $15.21      17,934          5.6           17,522
          $16.14             410          5.8              329
          $16.57           1,233          6.1              740
                         -------                       -------
                         785,605                       720,394
                         =======                       =======

     The Company accounts for its stock options under the provisions of APB Opinion No. 25. However, the Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                     2002       2001      2000
                                                   --------   -------   -------

     Dividend yield                                $   0.20        --        --
     Expected volatility                               29.7%     29.6%     29.2%
     Riskfree interest rate                            3.93%     4.95%     6.82%
     Expected life                                  7 years   7 years   7 years

     The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.47, $4.57, and $3.84, respectively.

     Had compensation cost for the Company's stock-based compensation plans, as described above, been determined consistent with SFAS No. 123, the Company's net income and income per share for the years ended December 31, 2002, 2001 and 2000 would have been decreased to the pro forma amounts indicated below:

     (In thousands, except per share data)                  2002     2001     2000
                                                           ------   ------   ------
     Net income                              As reported   $4,307   $2,420   $2,173
                                              Pro forma     3,474    2,338    1,871

     Net income per share - Basic            As reported   $ 0.79   $ 0.65   $ 0.59
                                              Pro forma      0.64     0.63     0.50

     Net income per share - Diluted          As reported   $ 0.76   $ 0.65   $ 0.59
                                              Pro forma      0.62     0.63     0.50

15. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

     To meet the financial needs of its customers, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. At December 31, 2002, these financial instruments were comprised entirely of unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as they do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties. Since many unused lines of credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Unused lines of credit were $133.8 million and $71.3 million, respectively, at the end of 2002 and 2001. Outstanding letters of credit were $792,000 and $549,000, respectively, at December 31, 2002 and December 31, 2001.

     The Bank's lending is concentrated primarily in Wake, Chatham, Northampton, Alamance, Buncombe, Catawba, Granville, Warren, and Lee counties in North Carolina.

16.  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair

Capital Bank Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

     The fair values of cash and due from banks, Federal funds sold, interest bearing deposits in banks and accrued interest receivable/payable are equal to the carrying value due to the nature of the financial instruments. The estimated fair values of investment securities and mortgage-backed securities are provided in Note 4 to the Consolidated Financial Statements.

     The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk and credit loss factors. The fair value of the Bank's loan portfolio at December 31, 2002 and 2001 were as follows:

     (In thousands)                                            2002       2001
                                                             --------   --------
     Loans:
        Carrying amount                                      $591,219   $302,605
        Estimated fair value                                  595,170    304,736

     The fair values of deposit liabilities and repurchase agreements with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $287.5 million and $143.2 million at December 31, 2002 and 2001, respectively. Therefore, the fair value estimates for these products do not reflect the benefits that the Bank receives from the low-cost, long-term funding they provide. These benefits are considered significant.

     The fair values of certificates of deposits and advances from the FHLB is estimated by discounting the future cash flows using the current rates offered for similar deposits and advances with the same remaining maturities. The carrying value and estimated fair values of certificates of deposit and FHLB advances at December 31, 2002 and 2001 were as follows:

     (In thousands)                                            2002       2001
                                                             --------   --------
     Certificates of deposits:
        Carrying amount                                      $370,441   $174,420
        Estimated fair value                                  371,592    175,438
     Advances from the FHLB:
        Carrying amount                                      $ 97,858   $ 50,000
        Estimated fair value                                   98,472     50,284

     There is no material difference between the carrying amount and estimated fair value of off-balance sheet items totaling $134.6 million and $71.8 million at December 31, 2002 and 2001, respectively, which are primarily comprised of unfunded loan commitments.

     The Company's remaining assets and liabilities are not considered financial instruments.

17.  Parent Company Financial Information

     Condensed financial information of the financial holding company of the Bank at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000 is presented below:

Capital Bank Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     (In thousands)                                                       2002      2001
                                                                        -------   -------
     Condensed Balance Sheets
        Assets:
           Cash                                                         $   415   $     3
           Equity investment in subsidiary                               76,553    37,336
                                                                        -------   -------
              Total assets                                              $76,968   $37,339
                                                                        =======   =======

        Liabilities:
           Deferred tax liabilities                                     $   814   $   356
           Dividends payable                                                333        --
           Other liabilities                                                350        --
                                                                        -------   -------
              Total liabilities                                           1,497       356
                                                                        -------   -------

        Shareholders' equity:
           Common stock                                                  71,383    31,850
           Treasury stock                                                (5,641)     (696)
           Accumulated other comprehensive income                         1,293       568
           Retained earnings                                              8,436     5,261
                                                                        -------   -------
              Total shareholders' equity                                 75,471    36,983
                                                                        -------   -------

              Total liabilities and shareholders' equity                $76,968   $37,339
                                                                        =======   =======

                                                                          2002      2001      2000
                                                                        -------   -------   -------
     Condensed Statements of Operations
        Dividends from wholly-owned subsidiaries                        $ 2,750   $   600   $    --
        Equity in earnings of subsidiaries                                1,570     1,820     2,173
        Other expenses                                                      (13)       --        --
                                                                        -------   -------   -------
           Net income                                                    $4,307   $ 2,420   $ 2,173
                                                                        =======   =======   =======

     Condensed Statements of Cash Flows
        Operating activities:
           Net income                                                   $ 4,307   $ 2,420   $ 2,173
           Equity in undistributed earnings of subsidiary                (1,570)   (1,820)   (2,173)
                                                                        -------   -------   -------
              Cash flow provided by operating activities                  2,737       600        --
                                                                        -------   -------   -------
        Financing activities:
           Proceeds from issuance of common stock                           990         6        --
           Payments to repurchase common stock                           (4,945)     (703)       --
           Dividends paid                                                  (799)       --        --
           Net cash from acquisition                                      2,429        --        --
                                                                        -------   -------   -------
              Cash flow used in financing activities                     (2,325)     (697)       --
                                                                        -------   -------   -------

                 Net increase (decrease) in cash and cash equivalents       412       (97)       --
        Cash and cash equivalents, beginning of period                        3       100       100
                                                                        -------   -------   -------
        Cash and cash equivalents, end of period                        $   415   $     3   $   100
                                                                        =======   =======   =======

Capital Bank Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

18.  Selected Quarterly Financial Data (Unaudited)

     Selected unaudited quarterly balances and results for the years ended December 31, 2002 and 2001 are as follows:

                                                                  2002
                                                -----------------------------------------
                                                           Three Months Ended
                                                -----------------------------------------
     (In thousands except per share data)        Dec. 31   Sept. 30    June 30   March 31
                                                --------   --------   --------   --------
     Assets                                     $840,976   $659,382   $642,126   $641,571
     Loans                                       600,609    475,865    467,071    453,243
     Investment securities                       155,304    123,533    114,039    111,150
     Deposits                                    644,887    521,930    503,021    482,119
     Shareholders' equity                         75,471     56,811     55,341     55,341

     Net interest income                        $  5,472   $  4,969   $  5,139   $  4,769
     Provision for loan losses                       400      2,560        705        525
     Other operating income                        2,490      2,364      1,548      1,585
     Other operating expenses                      5,098      4,119      4,162      4,086
     Income taxes                                    827        219        603        725
                                                --------   --------   --------   --------
        Net income                              $  1,637   $    435   $  1,217   $  1,018
                                                ========   ========   ========   ========

     Net income per share - Basic               $    .29   $    .08   $    .22   $    .20
                                                ========   ========   ========   ========

     Net income per share - Diluted             $    .28   $    .08   $    .21   $    .19
                                                ========   ========   ========   ========

                                                                  2001
                                                -----------------------------------------
                                                           Three Months Ended
                                                -----------------------------------------
     (In thousands except per share data)        Dec. 31   Sept. 30    June 30   March 31
                                                --------   --------   --------   --------
     Assets                                     $406,741   $391,212   $377,362   $362,809
     Loans                                       306,891    276,115    268,132    261,731
     Investment securities                        73,702     78,091     78,085     70,895
     Deposits                                    304,443    309,776    296,088    289,008
     Shareholders' equity                         36,983     37,220     36,200     36,022

     Net interest income                        $  2,967   $  2,806   $  2,800   $  2,899
     Provision for loan losses                       315        300        300        300
     Other operating income                        1,377      1,183      1,134        796
     Other operating expenses                      3,049      2,927      3,057      2,814
     Income taxes                                    349        272        215       (356)
                                                --------   --------   --------   --------
        Net income                              $    631   $    490   $    362   $    937
                                                ========   ========   ========   ========

     Net income per share - Basic and diluted   $    .17   $    .13   $    .10   $    .25
                                                ========   ========   ========   ========

Report of Independent Accountants

The Board of Directors and Shareholders
Capital Bank Corporation
Raleigh, North Carolina

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and 3 to the consolidated financial statements in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Institutions.


/s/ PricewaterhouseCoopers, LLP

January 24, 2003, except for Note 1
as to which the date is March 20, 2003

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

                                    PART III

This Part incorporates certain information from the definitive proxy statement (the "2003 Proxy Statement") for the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 18, 2003 which is not later than 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Company's executive officers is included under the caption "Executive Officers" on page 9 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the Company's 2003 Proxy Statement.

Item 11. Executive Compensation.

This information is incorporated by reference to the Company's 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference to the Company's 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference to the Company's 2003 Proxy Statement.

Item 14. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K.

(a)(1) Financial Statements. The financial statements and information listed below are included in this report in Part I, Item 8:

     Financial Statements and Information

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X and pursuant to Industry Guide 3 under the Securities Act of 1933 have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

(b) Reports on Form 8-K.

On December 16, 2002, a Current Report on Form 8-K was filed with the Securities and Exchange Commission that included information about the Company's acquisition of High Street Corporation. The report also included or incorporated by reference the following financial statements: (i) consolidated financial statements of High Street including High Street's consolidated balance sheet at December 31, 2002 and December 31, 2001, and its consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2002, December 31, 2001 and December 31, 2000 and the notes thereto, (ii) unaudited consolidated condensed financial statements of High Street including High Street's unaudited consolidated condensed balance sheet at September 30, 2002 and September 30, 2001 and its unaudited consolidated condensed statements of operations and cash flows for the nine months ended September 30, 2002 and September 30, 2001 and the notes thereto (filed by amendment); (iii) unaudited pro forma combined condensed statements of operations for the year ended December 31, 2002 and the notes thereto and (iv) unaudited pro forma combined condensed statements of operations for the nine month period ended September 30, 2002 (filed by amendment).

On February 13, 2003, an amendment to the above mentioned Current Report on Form 8-K was filed that included required interim and pro forma financial statements as also described above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 28th day of March, 2003.

                                           CAPITAL BANK CORPORATION


                                       By: /s/ James A. Beck
                                           ------------------------------------
                                           James A. Beck
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, James A. Beck, certify that:

     1. I have reviewed this annual report on Form 10-K of Capital Bank Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 28, 2003


                                           /s/ James A. Beck
                                           -------------------------------------
                                           James A. Beck
                                           President and Chief Executive Officer

I, Allen T. Nelson, Jr. certify that:

     1. I have reviewed this annual report on Form 10-K of Capital Bank Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                           /s/ Allen T. Nelson, Jr.
                                           -------------------------------
                                           Allen T. Nelson, Jr.
                                           Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 25, 2003.

      Signature                                 Title
      ---------                                 -----


/s/ James A. Beck           President, Chief Executive Officer and Director
-------------------------
  James A. Beck


/s/ Allen T. Nelson, Jr.    Executive Vice President and Chief Financial Officer
-------------------------             (Principal Accounting Officer)
  Allen T. Nelson, Jr.

/s/ William C. Burkhardt                          Director
-------------------------
  William C. Burkhardt


/s/ William R. Gilliam            Vice Chairman of the Board of Directors
-------------------------
  William R. Gilliam


/s/ Robert L. Jones                               Director
-------------------------
  Robert L. Jones


/s/ Oscar A. Keller, III            Chairman of the Board of Directors
-------------------------
  Oscar A. Keller, III


/s/ Oscar A. Keller, Jr.                          Director
-------------------------
  Oscar A. Keller, Jr.

/s/ Charles LeGrand                               Director
-------------------------
  Charles LeGrand


/s/ James D. Moser                                Director
-------------------------
  James D. Moser


/s/ Carl H. Ricker, Jr.                           Director
-------------------------
  Carl H. Ricker, Jr.


/s/ Samuel J. Wornom, III                         Director
-------------------------
  Samuel J. Wornom, III

                                  EXHIBIT INDEX

Exhibit No.  Description
----------   -----------
2.01(1)      Merger Agreement, dated October 4, 2001, between the Company and
             First Community Financial Corporation and Related Plan of Merger.

2.02(2) Merger Agreement, dated as of May 1, 2002, between the Company and High Street Corporation and Related Plan of Merger.

3.01(3)      Articles of Incorporation of the Company

3.02(4)      Bylaws of the Company, as amended to date

4.01(3)      Specimen Common Stock Certificate of the Company

10.01(3,5)   Amended and Restated Employment Agreement, dated May 22, 1997, between NB Acquisition Corp., as predecessor to the Company, and James A. Beck.

10.02(3,5)   Equity Incentive Plan

10.03(3,5)   Deferred Compensation Plan for Outside Directors

10.04(5,6)   Change in Control Agreement, dated February 1, 2000 between
             Capital Bank and Allen T. Nelson, Jr.

10.05(5,6)   Change in Control Agreement, dated February 27, 2000 between
             Capital Bank and Franklin G. Shell

10.06(6) Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company.

10.07(4) Agreement, dated November 2001 between Fiserv Solutions, Inc. and the Company.

21           Subsidiaries of the Registrant

23           Consent of Independent Accountants

99.01(7) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.02(7) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2001.

2 Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2002.

3 Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999.

4 Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002.

5 Denotes a management contract or compensatory plan, contract or arrangement.

6 Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2000.

7 Furnished as an exhibit in accordance with the interim guidance provided in SEC Rel. No. 34-47551, dated March 21, 2003. The information contained in this exhibit shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information contained in this exhibit shall not be deemed to be incorporated by reference into the filings under the Securities Act of 1933, as amended.