Form 10-Q
period 2003-05-13
CAPITAL BANK CORP
filed 2003-05-13
CIK 1071992

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 645-6400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. |X| Yes   | | No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). | | Yes   |X| No

As of May 14, 2003, there were 6,634,840 shares outstanding of the registrant's common stock, no par value.

                              Capital Bank Corporation

                                      CONTENTS

Item 1. Financial Statements

      Condensed consolidated statements of financial condition at March 31, 2003
          (Unaudited) and December 31, 2002                                              1
      Condensed consolidated statements of income for the three months ended
          March 31, 2003 and 2002 (Unaudited)                                            2
      Condensed consolidated statements of comprehensive income for the
          three months ended March 31, 2003 and 2002 (Unaudited)                         3
      Condensed consolidated statements of cash flows for the three months
          ended March 31, 2003 and 2002 (Unaudited)                                    4-5
      Notes to consolidated financial statements                                       6-8

      Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                       8-17

      Item 3. Quantitative and Qualitative Disclosures About Market Risk                17

      Item 4. Controls and Procedures                                                   17

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings                                                         18

      Item 2. Changes in Securities and Use of Proceeds                                 18

      Item 3. Defaults Upon Senior Securities                                           18

      Item 4. Submission of Matters to a Vote of Security Holders                       18

      Item 5. Other Information                                                         18

      Item 6. Exhibits and Reports on Form 8-K                                       18-19

      Signatures                                                                        20

      Certifications                                                                 21-22

      Exhibits                                                                       23-24

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2003 and December 31, 2002

                                                                March 31,       December 31,
                                                                  2003             2002
--------------------------------------------------------------------------------------------
                              (Dollars in thousands)          (Unaudited)
ASSETS Cash and due from banks:
     Interest earning                                          $   8,143       $  13,925
     Noninterest earning                                          23,084          18,912
Federal funds sold                                                13,561          18,696
Investment securities - available for sale, at fair value        155,835         155,304
Loans-net of unearned income and deferred fees                   622,015         600,609
Allowance for loan losses                                         (9,919)         (9,390)
                                                               ---------       ---------
        Net loans                                                612,096         591,219
                                                               ---------       ---------
Premises and equipment, net                                       13,269          13,399
Accrued interest receivable                                        3,365           3,455
Deposit premium and goodwill, net                                 14,775          14,884
Deferred tax assets                                                5,343           5,174
Other assets                                                       6,605           6,008
                                                               ---------       ---------
          Total assets                                         $ 856,076       $ 840,976
                                                               =========       =========
LIABILITIES
Deposits:
     Demand, noninterest bearing                               $  58,995       $  50,238
     Savings and interest bearing demand deposits                198,824         224,208
     Time deposits                                               394,871         370,441
                                                               ---------       ---------
        Total deposits                                           652,690         644,887
                                                               ---------       ---------
Accrued interest payable                                           1,416           1,450
Repurchase agreements                                             11,993          13,081
Borrowings                                                       104,791          97,858
Other liabilities                                                  8,674           8,229
                                                               ---------       ---------
          Total liabilities                                      779,564         765,505

SHAREHOLDERS' EQUITY
Common stock; 20,000,000 shares authorized; shares issued
     2003 - 7,057,776 and 2002 - 7,022,468                        74,591          74,338
Retained earnings, substantially restricted                        6,430           5,481
Accumulated other comprehensive income                             1,204           1,293
Treasury stock; 2003 - 431,684 shares
     and 2002 - 426,684 shares                                    (5,713)         (5,641)
                                                               ---------       ---------
          Total shareholders' equity                              76,512          75,471
                                                               ---------       ---------
          Total liabilities and shareholders' equity           $ 856,076       $ 840,976
                                                               =========       =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2003 and 2002

                                                                   2003         2002
-------------------------------------------------------------------------------------
                       (In thousands except per share data)           (Unaudited)
Interest income:
     Loans and loan fees                                         $ 8,478      $ 6,786
     Investment securities                                         1,628        1,503
     Federal funds and other interest income                          71           83
                                                                 -------      -------
        Total interest income                                     10,177        8,372
                                                                 -------      -------
Interest expense:
     Deposits                                                      3,156        2,851
     Borrowings and repurchase agreements                          1,086          752
                                                                 -------      -------
        Total interest expense                                     4,242        3,603
                                                                 -------      -------
        Net interest income                                        5,935        4,769
Provision for loan losses                                            600          525
                                                                 -------      -------
        Net interest income after provision for loan losses        5,335        4,244

Noninterest income:
     Mortgage origination fees                                     1,206          655
     Service charges and other fees                                  656          505
     Net gain on sale of securities available for sale               251           84
     Other noninterest income                                        492          341
                                                                 -------      -------
        Total noninterest income                                   2,605        1,585
                                                                 -------      -------
Noninterest expenses:
     Salaries and employee benefits                                3,428        2,203
     Occupancy                                                       532          368
     Data processing                                                 279          250
     Directors fees                                                   78           59
     Advertising                                                     191          199
     Furniture and equipment                                         368          295
     Amortization of deposit premium                                  74           30
     Other expenses                                                  998          682
                                                                 -------      -------
        Total noninterest expenses                                 5,948        4,086
                                                                 -------      -------
          Net income before income tax expense                     1,992        1,743
Income tax expense                                                   711          725
                                                                 -------      -------
          Net income                                             $ 1,281      $ 1,018
                                                                 =======      =======
Earnings per share - basic                                       $  0.19      $  0.20
                                                                 =======      =======
Earnings per share - diluted                                     $  0.19      $  0.19
                                                                 =======      =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
     INCOME
Three Months Ended March 31, 2003 and 2002

                                                                        2003          2002
-------------------------------------------------------------------------------------------
                                  (In thousands)                           (Unaudited)
Three month periods ended March 31, 2003 and 2002:
     Net income                                                       $ 1,281       $ 1,018
     Reclassification of gains recognized in net income                  (251)          (84)
     Unrealized gains (losses) on securities available for sale,
          net of deferred tax effect                                      162          (737)
                                                                      -------       -------
        Comprehensive income                                          $ 1,192       $   197
                                                                      =======       =======


See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

                                                                       2003           2002
-------------------------------------------------------------------------------------------
                                  (In thousands)                           (Unaudited)
Cash Flows From Operating Activities
     Net income                                                     $  1,281       $  1,018
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization of deposit premium                                   74             30
        Depreciation                                                     382            434
        Gains on sale of securities available for sale                  (251)           (84)
        Amortization of premiums on
          securities, net                                                462              4
        Deferred income tax benefit                                     (112)          (248)
        Provision for loan losses                                        600            525
        Changes in assets and liabilities:
          Accrued interest receivable                                     90            (96)
          Other assets                                                  (285)        (4,113)
          Accrued interest payable and other liabilities                 411          1,332
                                                                    --------       --------
             Net cash provided by (used in)
             operating activities                                      2,652         (1,198)
                                                                    --------       --------
Cash Flows From Investing Activities
     Loan originations, net of principal repayments                  (21,717)       (10,264)
     Additions to premises and equipment                                (252)          (337)
     Net purchase of Federal Home Loan Bank stock                       (432)          (250)
     Purchase of securities available for sale                       (24,141)        (5,387)
     Proceeds from maturities of securities available for sale        15,384          4,491
     Proceeds from sale of securities available for sale               8,301          1,442
     Capitalized purchase costs                                          (37)           (20)
     Net cash acquired from purchase of subsidairy                        --          8,649
                                                                    --------       --------
             Net cash used in investing activities                   (22,894)        (1,676)
                                                                    --------       --------
Cash Flows From Financing Activities
     Net increase in deposits                                          7,803         21,435
     Net increase (decrease) in repurchase agreements                 (1,088)         2,445
     Net increase in borrowings                                        6,933         14,994
     Cash dividends paid                                                (332)            --
     Issuance of common stock for options                                253            564
     Purchase of common stock                                            (72)        (2,988)
                                                                    --------       --------
             Net cash provided by financing activities              $ 13,497       $ 36,450
                                                                    --------       --------

                                                        (continued on next page)

See Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

                                                             2003            2002
-----------------------------------------------------------------------------------
                                  (In thousands)                 (Unaudited)
             Net change in cash and cash equivalents      $  (6,745)      $  33,576
     Cash and cash equivalents:
        Beginning                                            51,533          16,117
                                                          ---------       ---------
        Ending                                            $  44,788       $  49,693
                                                          =========       =========

Supplemental Disclosure of Cash Flow Information
     Transfer from loans to real estate acquired
        through foreclosure                               $     240       $      --
                                                          =========       =========
     Dividends payable                                    $     332       $     269
                                                          =========       =========
     Cash paid for:
        Income taxes                                      $     781       $     438
                                                          =========       =========
        Interest                                          $   4,276       $   3,343
                                                          =========       =========
     Purchase of First Community Financial Corp:
        Loans, net of reserves                            $      --       $(134,149)
        Investments                                              --         (39,001)
        Other assets acquired                                    --         (11,957)
        Goodwill and deposit premium                             --          (3,095)
        Deposits                                                 --         156,241
        Borrowings                                               --          16,414
        Other liabilities assumed                                --           3,342
        Issuance of stock                                        --          20,854
                                                          ---------       ---------
          Net cash and cash equivalents acquired          $      --       $   8,649
                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1.    Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the Company's audited consolidated financial statements.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive income and information concerning the Company's other comprehensive income items for the three month periods ended March 31, 2003 and 2002 are as shown in the Company's Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2003 and 2002 (unaudited).

3.    Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2003 and 2002.

                                                              Three month periods ended
                                                               March 31, 2002 and 2002:

                                                                2003            2002
                                                             --------------------------
                                                               (Dollars in thousands)
                                                             --------------------------
                                                                    (Unaudited)
Income available to shareholders - basic and diluted         $    1,281      $    1,018
                                                             ==========      ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         6,729,505       5,201,581
Incremental shares from assumed exercise of stock
     options                                                    175,021         168,235
                                                             --------------------------
Weighted average number of shares outstanding - diluted       6,904,526       5,369,816
                                                             ==========================

Options to purchase 673,000 shares of common stock were used in the diluted calculation. All options currently issued under existing plans were included in the diluted calculation because the average fair market value of a common share of stock was greater than each option exercise price.

On December 31, 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 148 ("FAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure, which amends SFAS Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 allows for three methods of transition for those companies that adopt FAS 123's provisions for fair value recognition. Two new transition alternatives are the Modified Prospective Approach and Limited Retrospective Approach. Under FAS 148, the prospective transition method in FAS 123 resulting in the "ramp-up" effect will not be available for enterprises that elect to initially apply the fair value method of accounting for stock-based employee compensation in fiscal years beginning after December 15, 2003. In addition, the provisions of FAS 148 require that the accumulated liability or equity balances accrued under APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, be reversed through additional paid-in-capital as of the beginning of the period that FAS 123 is adopted if those liabilities or contra-equity balances would not have been recognized under FAS 123 (e.g., variable stock option awards under APB 25). Additionally, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes (i) the method of accounting for stock options, (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date.

These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company implemented the disclosure provisions of FAS No. 148 beginning with its December 31, 2002 consolidated financial statements.

The Company did not grant any options to purchase its shares of common stock during the first quarter of 2003, so no pro forma disclosures are required for the quarter ended March 31, 2003.

For the quarter ended March 31, 2003, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

(In thousands, except per share data)
Net income attributable to common shareholders, as reported      $1,281
Net income per basic and diluted share, as reported              $ 0.19
Stock based compensation, as reported                            $   --
Stock based compensation based on fair value method              $   48
Pro forma net income using fair value method                     $1,233
Pro forma net income per basic and diluted share                 $ 0.18

4.    New Pronouncements

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. FAS 149 amends FAS 133 for certain decisions made by FASB as part of the Derivatives Implementation Group ("DIG") process. FAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three month periods ended March 31, 2003 and 2002 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate",

"estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Exhibit 99.3 to this report, the Company's periodic reports and other filings with the Securities and Exchange Commission.

Overview

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of the state of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services, Inc. ("CBIS"). The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. CBIS was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001.

As of March 31, 2003, the Company had assets of approximately $856.1 million, gross loans outstanding of approximately $622.0 million and deposits of approximately $652.7 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is
(919) 645-6400. In addition to the corporate office, the Company has three branch offices in Raleigh, two in Cary, one in Siler City, two in Oxford, one in Warrenton, one in Woodland, one in Seaboard, three in Sanford, three in Burlington, one in Graham, two in Asheville and one in Hickory, North Carolina. The Company also has a loan origination office in Greensboro, North Carolina.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Northampton, Granville, Warren, Alamance, Lee, Buncombe, and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Northampton, Granville, Warren and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance County has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County is a regional center for manufacturing and wholesale trade. The economic base of Buncombe County is comprised primarily of services, medical, tourism and manufacturing industries and includes the city of Asheville.

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

The investment services subsidiary, CBIS, makes available a full range of non-deposit investment and insurance services to individuals and corporations, including the customers of the Bank. These investment services include full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans and annuities, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). Raymond James is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) and is a leading provider of third party investment services, serving more than 250 community banks nationwide. CBIS also provides a comprehensive suite of life, disability and long-term care products to its customers, both through Raymond James and directly through it's own insurance agency. These services are available in the offices of the Bank through registered investment representatives.

Financial Condition

Total consolidated assets of the Company at March 31, 2003 were $856.1 million compared to $841.0 million at December 31, 2002, an increase of $15.1 million, or 1.8%. This increase was primarily due to normal internal growth. On March 31, 2003, loans, including loans held for sale of $12.5 million, were $622.0 million, up $21.4 million, or 3.6%, compared to December 31, 2002. At March 31, 2003, investment securities were $155.8 million and federal funds sold were $13.6 million up $531,000, and down $5.1 million, respectively, from December 31, 2002. During the three month period ended March 31, 2003, cash and cash equivalents, including federal funds sold, decreased by $6.7 million from December 31, 2002. The decreases in cash and federal funds were caused in part by the need to fund strong internal loan growth.

Earning assets represented 93.4% of total assets as of March 31, 2003. The allowance for loan losses as of March 31, 2003 was $9.9 million and represented approximately 1.59% of total loans. Management believes that the amount of the allowance is adequate at this time.

Deposits as of March 31, 2003 were $652.7 million, an increase of $7.8 million or 1.2% from December 31, 2002, due primarily as a result of internal growth. During the three month period ended March 31, 2003, the Company experienced a shift of approximately $25.0 million from money markets and interest checking into time deposits from December 31, 2002. This movement was largely attributable to a decrease in money market rates offered by the Company, primarily as a result of a promotion started in 2002 that expired during the first quarter of 2003. At March 31, 2003, certificates of deposit represented 60.5% of total deposits compared to 57.4% at December 31, 2002. During the three month period ended March 31, 2003, certificates of deposit increased to $394.9 million, an increase of $24.4 million, or 6.6% from $370.4 million at December 31, 2002. At the same time, noninterest bearing demand deposit accounts increased to $59.0 million at March 31, 2003, an increase of $8.8 million, or 17.4%, from $50.2 million at December 31, 2002. Savings, interest bearing demand deposit, and money market accounts decreased to $198.8 million at March 31, 2003, a decrease of $25.4 million, or 11.3%, from $224.2 million at December 31, 2002, primarily as a result of the end of the promotion described above. Borrowings increased to $104.8 million, or 7.1%, at March 31, 2003 from $97.9 million as of December 31, 2002. Additional borrowings were used to fund strong loan growth.

Total consolidated shareholders' equity was $76.5 million as of March 31, 2003, an increase of $1.0 million from December 31, 2002. The increase can be primarily attributed to net income of $1.3 million, minus dividends paid during the quarter.

Results of Operations

For the three month period ended March 31, 2003, the Company reported net income of $1.3 million, or $.19 per diluted share, compared to $1.0 million, or $.19 per diluted share, for the same three month period ended March 31, 2002. The results for the three month period ended March 31, 2002 do not include the relative impact of High Street Corporation, which the Company acquired on December 1, 2002.

Net interest income rose 24.4% from the three month period ended March 31, 2002, from $4.8 million to $5.9 million, despite a 50 basis point drop in the prime rate in November 2002 which negatively impacted interest-bearing accounts. The rise in net interest income resulted from both internal growth as well as the impact of the acquisition of High Street Corporation. The net interest margin dropped 25 basis points year-over-year to 3.03% for the three months ended March 31, 2003 from 3.28% for the same time period for 2002. The drop in the net interest margin can be largely attributed to an asset-sensitive balance sheet in which the yield on the Company's earning assets adjusted downward at a faster rate than the interest paid on deposits.

The provisions for loan losses were $600,000 and $525,000, respectively, for the three month periods ended March 31, 2003 and 2002. At March 31, 2003, the allowance for loan losses was 1.59% of total loans compared with 1.56% at December 31, 2002. Loans 90 days or more past due or in nonaccrual status totaled $6.2 million and represented 0.75% of total assets as of March 31, 2003.

Noninterest income for the three month period ended March 31, 2003, was $2.6 million compared to $1.6 million for the same period in 2002. The $1.0 million increase in noninterest income to $1.2 million during the three month period ended March 31, 2003 from $655,000 during the three month period ended March 31, 2002 was primarily attributable to a substantial rise in fee income recorded by the Bank's mortgage department as a result of the lower interest rate environment and increased mortgage refinance business. In addition, the Company took security gains during the current quarter of $251,000 compared to $84,000 for the same period in 2002.

Fees for non-sufficient funds increased to $411,000 during the three months ended March 31, 2003 from $295,000 during the same period in 2002. Other increases in noninterest income from the three month period ended March 31, 2002 to the same period in 2003 include revenues generated by the government lending department, which recorded fees of $236,000 in the three month period ended March 31, 2003 compared to $36,000 in the three month period ended March 31, 2002 and increases in cash surrender values of bank owned life insurance policies, which increased to $85,000 in the three month period ended March 31, 2003 from $7,000 in the three month period ended March 31, 2002 as a result of additional policies acquired with the acquisition of First Community. Finally, the deposit base on which fees are earned increased substantially during the three month period ended March 31, 2003 as a result of acquisition of each of First Community Corporation and High Street Corporation.

Noninterest expense for the three month period ended March 31, 2003 was $5.9 million compared to $4.1 million for the corresponding period in 2002. Salaries and employee benefits, representing the largest expense category, increased to $3.4 million, for the three month period ended March 31, 2003 from $2.2 million for the three month period ended March 31, 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition of High Street Corporation and management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. As of March 31, 2003, the Company had 231 full-time equivalent employees compared to 179 for the same date in 2002.

Occupancy costs, the second highest component of noninterest expenses, increased to $532,000 for the three month period ended March 31, 2003 from $368,000 for the same period in 2002. This increase is primarily associated with the acquisition of the four additional branches in connection with the acquisition of First Community Corporation and three additional branches in connection with the acquisition of High Street Corporation. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Income tax expense was $711,000 during the three month period ended March 31, 2003 compared to $725,000 during the same period in 2002. At March 31, 2003, the Company had net deferred tax assets of $5.3 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the inception of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that credit quality is maintained after a loan is booked, the Bank has a loan review department and a loan review process which includes an internal senior level Loan Review Committee which meets each month. Account officers obtain updated financial information on all large commercial loan relationships and review each relationship with the Loan Review Committee on an annual basis. In addition, an outside consulting firm performs a review of the Bank's largest commercial relationships as well as a sample of loans from the consumer, mortgage and smaller commercial loan portfolios each year. The consulting firm also reviews underwriting, documentation and risk grading analysis to determine if the Bank's risk assessments are accurate and that its loan review process is appropriate.

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

Based on this allowance calculation, management charged operations in the amount of $600,000 for the three month period ended March 31, 2003 to provide for probable losses related to uncollectible loans. Loan loss reserves were 1.59% and 1.49% of gross loans, respectively, as of March 31, 2003 and 2002. The following table presents an analysis of changes in the allowance for loan losses for the three month period ended March 31, 2003 and 2002:

                                                            Three Months
                                                           Ended March 31,
                                                         2003         2002
                                                        ------       ------
(Dollars in thousands)
Allowance for loan losses, beginning of period          $9,390       $4,287
Net charge-offs:
      Loans charged off:
      Commercial                                            63          660
      Consumer                                              75           48
      Mortgage                                              38           --
                                                        ------       ------
          Total charge-offs                                176          708
                                                        ------       ------
      Recoveries of loans previously charged off:
      Commercial                                           104            1
      Consumer                                               1            5
                                                        ------       ------
          Total recoveries                                 105            6
                                                        ------       ------
          Total net charge-offs                             71          702
                                                        ------       ------
      Loss provisions charged to operations                600          525
Allowances transferred during acquisition                   --        2,640
                                                        ------       ------
Allowance for loan losses, end of period                $9,919       $6,750
                                                        ======       ======
Net charge-offs to average loans during the period        0.01%        0.17%
Allowance as a percent of gross loans                     1.59%        1.49%

The Bank has experienced a slight increase in nonperforming assets, which includes nonperforming loans and foreclosed property, on an absolute basis, but an overall decrease in nonperforming assets as a percentage of total assets. Nonperforming assets as a percent of total assets decreased to .84% as of March 31, 2003 from 1.03% as of March 31, 2002. The increase in nonperforming commercial real estate loans in the three month period ended March 31, 2003 was due almost entirely to one large commercial loan secured by real estate that was placed on nonaccrual status. The decrease in nonperforming commercial loans from March 31, 2002 to March 31, 2003 is largely the result of the charge-off of several large commercial relationships during the third quarter of 2002 that were included in the March 31, 2002 nonperforming assets totals.

Foreclosed property decreased to $888,000 at March 31, 2003 from $947,000 at December 31, 2002. The Company is actively marketing all of its foreclosed property. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market. The following table presents an analysis of nonperforming assets as of March 31, 2003 and 2002:

                                                           Period
                                                       Ended March 31,
                                                     2003         2002
                                                    ------       ------
(Dollars in thousands)
Nonperforming assets:
      Nonaccrual loans:
      Commercial real estate                        $4,105       $1,214
      Commercial                                       546        2,395
      Consumer                                         330          661
      Mortgage                                       1,284        1,573
                                                    ------       ------
          Total nonaccrual loans                     6,265        5,843
      Loans past due 90 days or more and still
      accruing interest:
      Consumer                                          --           25
                                                    ------       ------
          Total nonperforming loans                  6,265        5,868
      Foreclosed property held                         888          756
                                                    ------       ------
          Total nonperforming assets                $7,153       $6,624
                                                    ======       ======

Nonperforming loans to total loans                    1.01%        1.29%
Nonperforming assets to total assets                  0.84%        1.03%
Allowance coverage of nonperforming loans           158.32%      115.03%

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $44.8 million in its most liquid assets, cash and cash equivalents, as of March 31, 2003. The Company's principal sources of funds are deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 70.1% of total assets at March 31, 2003. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $76.5 million or $11.55 per share at March 31, 2003. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At March 31, 2003, the Company had a Tier 1 capital ratio of 9.00%, a total risk-based capital ratio of 10.26% and a leverage ratio of 7.30%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank.

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

Risk Factors

You should consider the following material risk factors carefully before deciding to invest in Capital Bank Corporation securities. If any of the events described below occur, our business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of Capital Bank Corporation common stock may decline, in which case the value of your investment may decline as well.

Our Results Are Impacted by the Economic Conditions of Our Principal Operating Regions

Our operations are concentrated in Eastern and Piedmont North Carolina.
As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

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

We Compete With Larger Companies for Some of the Same Business

The banking and financial services business in our market areas continues to be a competitive field and is becoming more competitive as a result of:

      o     Changes in regulations;

      o     Changes in technology and product delivery systems; and

      o The accelerating pace of consolidation among financial services providers.

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and nonbank financial services providers, many of which are larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Our Trading Volume Has Been Low Compared With Larger Banks

The trading volume in Capital Bank Corporation's common stock on the Nasdaq National Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq National Market or other consolidated reporting systems or stock exchanges. Thus, the market in Capital Bank Corporation's common stock may be limited in scope relative to other companies.

We Depend Heavily on Our Key Management Personnel

James A. Beck currently serves as Capital Bank Corporation's president and chief executive officer. Capital Bank Corporation depends heavily on the services of Mr. Beck, and a number of other key personnel. Even though Capital Bank Corporation carries a $2 million key man life insurance policy on Mr. Beck, the loss of his services or of other key personnel could have a material adverse effect on Capital Bank Corporation's business, financial condition or results of operations.

Capital Bank Corporation's success depends in part on its ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank.

Technological Advances Impact Our Business

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Capital Bank Corporation's future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

      o     The payment of dividends to our shareholders;

      o     Possible mergers with or acquisitions of or by other institutions;

      o     Our desired investments;

      o     Loans and interest rates on loans;

      o     Interest rates paid on our deposits;

      o     The possible expansion of our branch offices; and/or

      o     Our ability to provide securities or trust services.

We also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

There Are Potential Risks Associated With Future Acquisitions

We intend to continue to explore expanding a branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of Capital Bank Corporation common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition.

Item 3      Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2002 to March 31, 2003.

Item 4      Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

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

Item 6      Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit 99.1 Certification of Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2 Certification of Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On February 13, 2003, an amendment was filed which amended a Current Report on Form 8-K filed on December 16, 2002, which included information about the Company's acquisition of High Street Corporation. The amendment included or incorporated by reference the following financial statements:
      (i) unaudited consolidated condensed financial statements of High Street including High Street's unaudited consolidated condensed balance sheet at September 30, 2002 and September 30, 2001 and its unaudited consolidated condensed statements of operations and cash flows for the nine months ended September 30, 2002 and September 30, 2001 and the notes thereto and
      (ii) unaudited pro forma combined condensed statements of operations for the nine month period ended September 30, 2002.

      From March 31, 2003 to the date hereof, the Company filed the following Current Reports on Form 8-K:

      (1) Current Report on Form 8-K filed on April 7, 2003, regarding an upward revision to the Company's Fiscal year 2002 earnings.

      (2) Current Report on Form 8-K filed on April 7, 2003 and amended on the Amendment to the Current Report on Form 8-K/A filed on April 13, 2003 set forth the financial results for the quarter ended March 31, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPITAL BANK CORPORATION


Date:  May 14, 2003                        By:
                                              --------------------------------
                                              Allen T. Nelson, Jr.,
                                              Executive Vice President and CFO

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


Date:
     ----------------------         ----------------------------------
                                          James A Beck
                                          Chief Executive Officer

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


Date:
     ----------------------         ----------------------------------
                                          Allen T. Nelson, Jr.
                                          Chief Financial Officer