Form 10-Q
period 2003-06-30
CAPITAL BANK CORP
filed 2003-08-14
CIK 1071992

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

As of August 14, 2003, there were 6,476,251 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.

       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at
            June 30, 2003 (Unaudited) and December 31, 2002                    1
       Condensed consolidated statements of income for the three
            months ended June 30, 2003 and 2002 (Unaudited)                    2
       Condensed consolidated statements of income for the six months
            ended June 30, 2003 and 2002 (Unaudited)                           3
       Condensed consolidated statements of comprehensive income
            for the three and six months ended June 30, 2003 and
            2002 (Unaudited)                                                   4
       Condensed consolidated statements of cash flows for the
            six months ended June 30, 2003 and 2002 (Unaudited)            5 - 6
       Notes to condensed consolidated financial statements               7 - 11

       Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11 - 23

       Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                       23

       Item 4. Controls and Procedures                                   23 - 24

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                              24

       Item 2. Changes in Securities and Use of Proceeds                      24

       Item 3. Defaults Upon Senior Securities                                24

       Item 4. Submission of Matters to a Vote of Security Holders            24

       Item 5. Other Information                                              25

       Item 6. Exhibits and Reports on Form 8-K                               25

       Signatures                                                             26

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2003 and December 31, 2002

                                                                  June 30,      December 31,
                                                                   2003             2002
                                                                 ---------       ---------
                            (Dollars in thousands)              (Unaudited)
ASSETS
Cash and due from banks:
      Interest earning                                           $  13,289       $  13,925
      Noninterest earning                                           26,063          18,912
Federal funds sold                                                  22,152          18,696
Investment securities - available for sale, at fair value          161,938         155,304
Loans-net of unearned income and deferred fees                     645,525         600,609
Allowance for loan losses                                           (9,454)         (9,390)
                                                                 ---------       ---------
         Net loans                                                 636,071         591,219
                                                                 ---------       ---------
Premises and equipment, net                                         13,386          13,399
Accrued interest receivable                                          3,393           3,455
Deposit premium and goodwill, net                                   14,696          14,884
Deferred tax assets                                                  4,956           5,174
Other assets                                                        12,733           6,008
                                                                 ---------       ---------
            Total assets                                         $ 908,677       $ 840,976
                                                                 =========       =========

LIABILITIES
Deposits:
      Demand, noninterest bearing                                $  58,985       $  50,238
      Savings and interest bearing demand deposits                 212,017         224,208
      Time deposits                                                413,178         370,441
                                                                 ---------       ---------
         Total deposits                                            684,180         644,887
                                                                 ---------       ---------
Accrued interest payable                                             1,300           1,450
Repurchase agreements                                               15,753          13,081
Borrowings                                                         114,725          97,858
Trust preferred securities                                          10,000              --
Other liabilities                                                    7,575           8,229
                                                                 ---------       ---------
            Total liabilities                                      833,533         765,505
                                                                 ---------       ---------

SHAREHOLDERS' EQUITY
Common stock; 20,000,000 shares authorized; shares issued
      2003 - 7,077,125 and 2002 - 7,022,468                         74,763          74,338
Retained earnings, substantially restricted                          6,389           5,481
Accumulated other comprehensive income                               1,547           1,293
Treasury stock at cost, no par value; 2003 - 556,811 shares
      and 2002 - 426,684 shares                                     (7,555)         (5,641)
                                                                 ---------       ---------
            Total shareholders' equity                              75,144          75,471
                                                                 ---------       ---------
            Total liabilities and shareholders' equity           $ 908,677       $ 840,976
                                                                 =========       =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2003 and 2002

                                                                     2003             2002
                                                                    --------         ------
                        (In thousands except per share data)      (Unaudited)
Interest income:
      Loans and loan fees                                           $  8,723         $7,470
      Investment securities                                            1,356          1,546
      Federal funds and other interest income                             56            124
                                                                    --------         ------
         Total interest income                                        10,135          9,140
                                                                    --------         ------

Interest expense:
      Deposits                                                         3,074          3,207
      Borrowings and repurchase agreements                             1,089            794
                                                                    --------         ------
         Total interest expense                                        4,163          4,001
                                                                    --------         ------
         Net interest income                                           5,972          5,139
Provision for loan losses                                              2,696            705
                                                                    --------         ------
         Net interest income after provision for loan losses           3,276          4,434
                                                                    --------         ------

Noninterest income:
      Mortgage origination fees                                        1,297            433
      Service charges and other fees                                     746            602
      Net gain on sale of securities available for sale                  191            159
      Other noninterest income                                           505            354
                                                                    --------         ------
         Total noninterest income                                      2,739          1,548
                                                                    --------         ------

Noninterest expenses:
      Salaries and employee benefits                                   3,236          2,239
      Occupancy                                                          528            378
      Data processing                                                    309            212
      Directors fees                                                      78             77
      Advertising                                                        189            123
      Furniture and equipment                                            361            270
      Amortization of deposit premium                                     80             45
      Other expenses                                                     996            818
                                                                    --------         ------
         Total noninterest expenses                                    5,777          4,162
                                                                    --------         ------
            Net income before income tax expense                         238          1,820
Income tax (benefit) expense                                             (47)           603
                                                                    --------         ------
            Net income                                              $    285         $1,217
                                                                    ========         ======

Earnings per share - basic                                          $   0.04         $ 0.22
                                                                    ========         ======
Earnings per share - diluted                                        $   0.04         $ 0.21
                                                                    ========         ======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2003 and 2002

                                                                     2003            2002
                                                                    -------        -------
                           (In thousands except per share data)           (Unaudited)
Interest income:
      Loans and loan fees                                           $17,201        $14,256
      Investment securities                                           2,984          3,049
      Federal funds and other interest income                           127            207
                                                                    -------        -------
         Total interest income                                       20,312         17,512
                                                                    -------        -------

Interest expense:
      Deposits                                                        6,230          6,058
      Borrowings and repurchase agreements                            2,175          1,546
                                                                    -------        -------
         Total interest expense                                       8,405          7,604
                                                                    -------        -------
         Net interest income                                         11,907          9,908
Provision for loan losses                                             3,296          1,230
                                                                    -------        -------
         Net interest income after provision for loan losses          8,611          8,678
                                                                    -------        -------

Noninterest income:
      Mortgage origination fees                                       2,503          1,088
      Service charges and other fees                                  1,402          1,107
      Net gain on sale of securities available for sale                 442            243
      Other noninterest income                                          997            695
                                                                    -------        -------
         Total noninterest income                                     5,344          3,133
                                                                    -------        -------

Noninterest expenses:
      Salaries and employee benefits                                  6,664          4,442
      Occupancy                                                       1,060            746
      Data processing                                                   588            462
      Directors fees                                                    156            136
      Advertising                                                       380            322
      Furniture and equipment                                           729            565
      Amortization of deposit premium                                   154             75
      Other expenses                                                  1,994          1,500
                                                                    -------        -------
         Total noninterest expenses                                  11,725          8,248
                                                                    -------        -------
            Net income before income tax expense                      2,230          3,563
Income tax expense                                                      664          1,328
                                                                    -------        -------
            Net income                                              $ 1,566        $ 2,235
                                                                    =======        =======

Earnings per share - basic                                          $  0.23        $  0.42
                                                                    =======        =======
Earnings per share - diluted                                        $  0.23        $  0.40
                                                                    =======        =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2003 and 2002

                                                                          2003             2002
                                                                         -------         -------
                                  (In thousands)                       (Unaudited)
Three month period ended June 30, 2003 and 2002:
      Net income                                                         $   285         $ 1,217
      Reclassification of gains recognized in net income                    (191)           (159)
      Unrealized gains (losses) on securities available for sale,
            net of deferred tax effect                                       534           1,516
                                                                         -------         -------
         Comprehensive income                                            $   628         $ 2,574
                                                                         =======         =======

Six month period ended June 30, 2003 and 2002:
      Net income                                                         $ 1,566         $ 2,235
      Reclassification of gains recognized in net income                    (442)           (243)
      Unrealized gains (losses) on securities available for sale,
            net of deferred tax effect                                       696             779
                                                                         -------         -------
         Comprehensive income                                            $ 1,820         $ 2,771
                                                                         =======         =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

                                                                         2003             2002
                                                                       --------         --------
                                                (In thousands)                (Unaudited)
Cash Flows From Operating Activities
      Net income                                                       $  1,566         $  2,235
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of deposit premium                                    154               75
         Depreciation                                                       751              673
         Gain on sale of equipment                                           (3)              --
         Gains on sale of securities available for sale                    (442)            (243)
         Amortization of premiums on
            securities, net                                               1,042              244
         Deferred income tax (benefit) expense                               59               53
         Provision for loan losses                                        3,296            1,230
         Changes in assets and liabilities:
            Accrued interest receivable                                      62              170
            Other assets                                                   (113)            (648)
            Accrued interest payable and other liabilities                 (798)            (252)
                                                                       --------         --------
                Net cash provided by operating
                activities                                                5,574            3,537
                                                                       --------         --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                    (48,388)         (25,476)
      Additions to premises and equipment                                  (742)            (809)
      Proceeds from sale of equipment                                         7               --
      Net (purchase) sale of Federal Home Loan Bank stock                  (682)             858
      Purchase of securities available for sale                         (67,720)         (23,018)
      Purchase of bank owned life insurance                              (6,000)              --
      Proceeds from maturities of securities available for sale          45,722            8,926
      Proceeds from sale of securities available for sale                15,858           12,771
      Capitalized purchase costs                                            (37)             (29)
      Net cash acquired from purchase of subsidairy                          --            8,649
                                                                       --------         --------
                Net cash used in investing activities                   (61,982)         (18,128)
                                                                       --------         --------
Cash Flows From Financing Activities
      Net increase in deposits                                           39,293           42,337
      Net increase in repurchase agreements                               2,672            1,714
      Net increase in borrowings                                         16,867           (5,013)
      Issuance of trust preferred securities                             10,000               --
      Payment of trust issuance cost                                       (300)              --
      Cash dividends paid                                                  (664)            (267)
      Issuance of common stock for options                                  425              665
      Purchase of common stock                                           (1,914)          (3,421)
                                                                       --------         --------
                Net cash provided by financing activities              $ 66,379         $ 36,015
                                                                       --------         --------

                                                        (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Six Months Ended June 30, 2003 and 2002

                                                                2003           2002
                                                               -------        -------
                                        (In thousands)              (Unaudited)
                Net change in cash and cash equivalents        $ 9,971        $21,424
      Cash and cash equivalents:
         Beginning                                              51,533         16,117
                                                               -------        -------
         Ending                                                $61,504        $37,541
                                                               =======        =======

Supplemental Disclosure of Cash Flow Information
      Transfer from loans to real estate acquired
         through foreclosure                                   $   240        $   802
                                                               =======        =======

      Dividends payable                                        $   326        $   267
                                                               =======        =======

      Cash paid for:
         Income taxes                                          $ 1,008        $ 1,583
                                                               =======        =======
         Interest                                              $ 8,555        $ 7,143
                                                               =======        =======

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly-owned subsidiaries, Capital Bank (the "Bank"), Capital Bank Investment Services ("CBIS"), and Capital Bank Statutory Trust I (the "Trust"), an issuer of the Company's trust preferred securities. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the Company's audited consolidated financial statements.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive income and information concerning the Company's other comprehensive income items for the three and six month periods ended June 30, 2003 and 2002 are as shown in the Company's Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2003 and 2002 (unaudited).

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2003 and 2002.

                                                                  2003             2002
                                                               ----------        ----------
(Dollars in thousands)                                                 (Unaudited)
Three month periods ended June 30, 2003 and 2002:

Income available to shareholders - basic and diluted           $      285        $    1,217
                                                               ==========        ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic           6,684,327         5,457,320
Incremental shares from assumed exercise of stock
      options                                                     188,401           228,214
                                                               ----------        ----------
Weighted average number of shares outstanding - diluted         6,872,728         5,685,534
                                                               ==========        ==========

Six month periods ended June 30, 2003 and 2002:

Income available to shareholders - basic and diluted           $    1,566        $    2,235
                                                               ==========        ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic           6,706,791         5,330,157
Incremental shares from assumed exercise of stock
      options                                                     181,711           198,225
                                                               ----------        ----------
Weighted average number of shares outstanding - diluted         6,888,502         5,528,382
                                                               ==========        ==========

Options to purchase 704,000 shares of common stock were used in the diluted calculation. An aggregate of approximately 22,000 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated common shares of stock.

On December 31, 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Financial Accounting Standards ("SFAS") No. 148 ("FAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure, which amends SFAS Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 allows for three methods of transition for those companies that adopt FAS 123's provisions for fair value recognition. Two new transition alternatives are the Modified Prospective Approach and Limited Retrospective Approach. Under FAS 148, the prospective transition method in FAS 123 resulting in the "ramp-up" effect will not be available for enterprises that elect to initially apply the fair value method of accounting for stock-based employee compensation in fiscal years beginning after December 15, 2003. In addition, the provisions of FAS 148 require that the accumulated liability or equity balances accrued under APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, be reversed through additional paid-in-capital as of the beginning of the period that FAS 123 is adopted if those liabilities or contra-equity balances would not have been recognized under FAS 123 (e.g., variable stock option awards under APB 25). Additionally, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes (i) the method of accounting for stock options; (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date.

These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company implemented the disclosure provisions of FAS 148 beginning with its December 31, 2002 consolidated financial statements.

The Company did not grant any options to purchase its shares of common stock during the first six months of 2003. For the three and six month period ended June 30, 2003, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                                            2003               2002
                                                                          ---------------------------
(Dollars in thousands)                                                             (Unaudited)
Three month periods ended June 30, 2003 and 2002:

Net income, as reported                                                   $     285         $   1,217
Add:  Stock-based employee compensation expense included
      in reported net income, net of tax effects                                 --                --
Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                    (45)             (209)
                                                                          ---------------------------
Pro forma net income                                                      $     240         $   1,008
                                                                          ===========================

Earnings per share:
Basic - as reported                                                       $    0.04         $    0.22
Basic - pro forma                                                         $    0.04         $    0.18
Diluted - as reported                                                     $    0.04         $    0.21
Diluted - pro forma                                                       $    0.04         $    0.18

Six month periods ended June 30, 2003 and 2002:

Net income, as reported                                                   $   1,566         $   2,235
Add:  Stock-based employee compensation expense included
      in reported net income, net of tax effects                                 --                --
Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                    (93)             (417)
                                                                          ---------------------------
Pro forma net income                                                      $   1,473         $   1,818
                                                                          ===========================

Earnings per share:
Basic - as reported                                                       $    0.23         $    0.42
Basic - pro forma                                                         $    0.23         $    0.34
Diluted - as reported                                                     $    0.22         $    0.40
Diluted - pro forma                                                       $    0.22         $    0.33

4. New Pronouncements

During the first half of 2003, the Securities and Exchange Commission promulgated several rules to implement certain provisions of the Sarbanes-Oxley Act of 2002. These rules include conditions for using financial measures that exclude information that would be required under generally accepted accounting principles (so-called "non-GAAP financial measures"). Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics for senior management.

Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Additional rules have been promulgated with respect to management's certification of the Company's disclosure controls and procedures and internal controls. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated and necessary changes, if any, have been made to the Company's policies and procedures.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not anticipate the implementation of this statement to have a material impact on the Company's consolidated financial position or consolidated results of operations.

5. Trust Preferred Securities

In June 2003, the Company formed the Trust, which issued 10,000 of its Floating Rate Capital Securities (the "trust preferred securities"), with a liquidation amount of $1,000 per capital security, in a pooled offering of trust preferred securities. The Trust also sold its common securities to the Company for an aggregate of $310,000, resulting in total proceeds from the offering equal to $10,310,000. The Trust then used these proceeds to purchase $10,310,000 in principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures"). Following payment by the Company of a placement fee and other expenses of the offering, the Company's net proceeds from the offering equaled $10 million.

The trust preferred securities have a 30 year maturity and are redeemable after 5 years with certain exceptions. Prior to the redemption date, the trust preferred securities may be redeemed at the option of the Company after the occurrence of certain events, including without limitation events that would have a negative tax effect on the Company or the Trust, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. The Trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the Debentures. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities.

The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company, are the sole assets of the Trust and the Company's payment under the Debentures is the sole source of revenue for the Trust.

Dividends to the holders of the trust preferred securities are included in the Company's Condensed Consolidated Statements of Income as interest expense. The trust preferred securities are presented as a separate category of long-term debt on the Condensed Consolidated Statements of Financial Condition entitled "Trust Preferred Securities." The trust preferred securities are not included as a component of shareholders' equity in the Condensed Consolidated Statements of Financial Condition. For regulatory purposes, the $10 million total of trust preferred securities qualifies as Tier 1 capital in accordance with regulatory reporting requirements.

The Company used approximately $1.9 million of the proceeds from the issuance of the Debentures to repurchase 127,500 shares of the Company's common stock during the three months ended June 30, 2003. The Company plans to use approximately $1.1 million of the remaining proceeds to repurchase additional shares of its common stock and the remainder to support additional earning asset growth.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and six month periods ended June 30, 2003 and 2002 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank, Capital Bank Investment Services, Inc and Capital Bank Statutory Trust I. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in this discussion and analysis, the Company's periodic reports and other filings with the Securities and Exchange Commission.

Overview

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of the state of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the "Bank"), Capital Bank Investment Services, Inc. ("CBIS") and Capital Bank Statutory Trust I (the "Trust"). The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. CBIS was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001. The Trust was formed on June 26, 2003 for the purpose of issuing trust preferred securities to provide additional Tier I capital for the Company.

Subsequent to June 30, 2003, management initiated an investigation into one significant commercial loan relationship inherited by the Company in its acquisition of High Street Corporation, consisting of three commercial loans to one entity in an aggregate amount of approximately $2.5 million. This investigation was initiated as a result of a review of the impairment of this relationship in accordance with the requirements of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which requires that loans deemed to be impaired be measured using one of several methods described in SFAS 114 and the carrying value of those loans be adjusted to the lower of the carrying value or the measured value either through a specific valuation allowance or a direct charge off of the applicable amount. The investigation revealed that attempts to obtain significant additional collateral from the borrower and guarantors have failed to date and management has been unable to identify a likely source of repayment. As a result, management concluded that each of the three commercial loans should be charged off during the three month period ended June 30, 2003.

Given that the commercial loans in question are being charged off during the three month period ended June 30, 2003, the Company's financial statements for the three month period ended June 30, 2003, previously disclosed in a press release issued on July 17, 2003 (which press release was filed with the Securities and Exchange Commission on July 23, 2003 under Item 12 of Current Report on Form 8-K "Results of Operations and Financial Condition"), have been revised to reflect a total commercial loan charge off of approximately $2.5 million. The general effect of these charge offs will be to reduce the Company's reported results for the three month period ended June 30, 2003. The after tax impact on the Company's Condensed Consolidated Statement of Income for the three month period ended June 30, 2003 is approximately $1.3 million.

In the Company's previously issued second quarter 2003 financial statements (attached to the July 17 press release and July 23 Current Report on Form 8-K), the $2.5 million loan amount associated with this relationship was included in the balance in the loan category on the Condensed Consolidated Statement of Financial Condition. Of that balance, $1.9 million was classified as a nonperforming loan.

The Company's revised financial statements, and notes thereto, included herein reflect the upward adjustment of loan charge offs in the amount of $2.5 million for the three and six month periods ended June 30, 2003, respectively, as well as the upward adjustment to the Company's provision for loan losses in the amount of $2.1 million during the same periods. In addition, the Company's net income and income tax expense have been decreased in the amounts of $1.3 million and $827,000, respectively, to account for this significant commercial loan charge off during the three month period ended June 30, 2003.

After the revisions made to the financial statements included herein, the Company continues to be in well-capitalized as defined by applicable regulatory standards. In addition, management continues to believe that the current level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position.

See "Condensed Consolidated Financial Statements," "Notes to Condensed Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding this significant commercial loan loss and its effect on the Company's financial performance for the three and six month periods ended June 30, 2003.

As of June 30, 2003, the Company had assets of approximately $908.7 million, gross loans outstanding of approximately $645.5 million and deposits of approximately $684.2 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is
(919) 645-6400. In addition to the corporate office, the Company has three branch offices in Raleigh, two in Cary, one in Siler City, two in Oxford, one in Warrenton, one in Woodland, one in Seaboard, three in Sanford, three in Burlington, one in Graham, two in Asheville and one in Hickory, North Carolina. The Company also has a loan origination office in Greensboro, North Carolina.

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

The investment services subsidiary, CBIS, makes available a full range of non-deposit investment and insurance services to individuals and corporations, including the customers of the Bank. These investment services include full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans and annuities, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). Raymond James is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) and is a leading provider of third party investment services, serving more than 250 community banks nationwide. CBIS also provides a comprehensive suite of life, disability and long-term care products to its customers, both through Raymond James and directly through its own insurance agency. These services are available in the offices of the Bank through registered investment representatives.

The Trust is a wholly owned subsidiary formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the Debentures, which are the sole assets of the Trust. A portion of the proceeds from the issuance of the Debentures was used by the Company to purchase 127,500 shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trust has no operations other than those that are incidental to the issuance of the trust preferred securities. See Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5 - Trust Preferred Securities.

Financial Condition

Total consolidated assets of the Company at June 30, 2003 were $908.7 million compared to $841.0 million at December 31, 2002, an increase of $67.7 million, or 8%. This increase was primarily due to normal internal growth. On June 30, 2003, loans, including loans held for sale of $20.5 million, were $645.5 million, up $44.9 million, or 7%, compared to December 31, 2002. At June 30, 2003, investment securities were $161.9 million and federal funds sold were $22.2 million, up $6.6 million and $3.5 million, respectively, from December 31, 2002.

Other assets at June 30, 2003 were $12.7 million compared to $6.0 million at December 31, 2002, an increase of $6.7 million, or 112%. This increase is primarily attributable to the purchase by the Company of $6.0 million of Bank Owned Life Insurance ("BOLI"). This BOLI was purchased as an additional investment for the Company.

Earning assets represented 93.04% of total assets as of June 30, 2003. The allowance for loan losses as of June 30, 2003 was $9.5 million and represented approximately 1.46% of total loans. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio.

Deposits as of June 30, 2003 were $684.2 million, an increase of $39.3 million or 6% from December 31, 2002, primarily as a result of internal growth. During the first six months of this year, the Company experienced a shift of approximately $12.2 million from money markets and interest checking into time deposits. This movement was largely attributable to a decrease in money market rates offered by the Company, primarily as a result of a promotion started in 2002 that expired during the first quarter. At June 30, 2003, certificates of deposit represented 60.4% of total deposits compared to 57.4% at December 31, 2002. During the six month period ended June 30, 2003, certificates of deposit increased to $413.2 million, an increase of $42.7 million, or 12% from $370.4 million at December 31, 2002. At the same time, non-interest bearing demand deposit accounts increased to $59.0 million at June 30, 2003, an increase of $8.8 million, or 17%, from $50.2 million at December 31, 2002. Savings, interest bearing demand deposit, and money market accounts decreased to $212.0 million at June 30, 2003, a decrease of $12.2 million, or 5%, from $224.2 million at December 31, 2002. Borrowings increased to $114.7 million, or 17%, at June 30, 2003 from $97.9 million as of December 31, 2002. Additional borrowings were used to fund strong loan growth.

Total consolidated shareholders' equity was $75.1 million as of June 30, 2003, a decrease of $327,000 from December 31, 2002. The decrease can be primarily attributed to the repurchase of approximately 130,127 shares of common stock, which decreased overall shareholders' equity by $1.9 million. This decrease was offset by net income of $1.6 million, minus dividends paid during the first and second quarters.

Results of Operations

Three month period ended June 30, 2003

For the three month period ended June 30, 2003, the Company reported net income of $285,000, or $.04 per diluted share, compared to $1.2 million, or $.21 per diluted share, for the same three month period ended June 30, 2002. The decrease of $932,000, or -77%, is primarily the result of one significant commercial loan relationship originated by the former High Street Bank that was charged off during the three month period ended June 30, 2003. As described above, this relationship, comprised of three commercial loans to one entity, totaled approximately $2.5 million and resulted in an after tax impact on the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2003 of approximately $1.3 million. The results for the three month period ended June 30, 2002 do not include the relative impact of High Street Corporation, which the Company acquired on December 1, 2002.

Net interest income rose 16%, or $833,000, from the three month period ended June 30, 2002, from $5.1 million to $6.0 million, despite a 50 basis point drop in the prime rate in November 2002 which negatively impacted the yield on loans. The rise in net interest income is primarily the result of a $243.9 million increase in earning assets due to internal growth as well as additional earning assets added as a result of the acquisition of High Street Corporation. The net interest margin on a fully taxable equivalent basis dropped 36 basis points year-over-year to 3.07% for the three months ended June 30, 2003 from 3.43% for the same time period for 2002. The drop in the net interest margin can be largely attributed to an asset-sensitive balance sheet in which the yield on the Company's earning assets adjusted downward at a faster rate than the interest paid on deposits.

For the three month period ended June 30, 2003, the provision for loan losses was $2.7 million versus $705,000 for the same period in 2002, an increase of $2.0 million. The increase in the provision during the quarter was necessary to offset the large decrease in the allowance for loan losses as a result of the significant commercial loan charge-off discussed above. At June 30, 2003, the allowance for loan losses was 1.46% of total loans compared with 1.56% at December 31, 2002.

Non-interest income for the three month period ended June 30, 2003, was $2.7 million compared to $1.5 million for the same period in 2002, an increase of 77%. The $1.2 million growth was primarily attributable to a substantial rise in fee income recorded by the Bank's mortgage department as a result of the lower interest rate environment and increased mortgage refinance business. Mortgage origination fees jumped 200% to $1.3 million in the recent quarter from the $433,000 earned in the three month period ended June 30, 2002. The Company also recorded $191,000 in securities gains in the three month period ended June 30, 2003.

Fees for non-sufficient funds increased to $466,000 during the three months ended June 30, 2003 from $380,000 during the same period in 2002, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. Other categories that improved include service charges on checking accounts, which jumped 39% from $147,000 in 2002 to $204,000 in the recent three month period, and other non-interest income, which includes fees earned by the government lending department and the Company's investment subsidiary. Other non-interest income grew from $354,000 in the second quarter of 2002 to $505,000 in the same period of 2003.

Non-interest expense for the three month period ended June 30, 2003 was $5.8 million compared to $4.2 million for the corresponding period in 2002. Salaries and employee benefits, representing the largest non-interest expense category, increased to $3.2 million, for the three month period ended June 30, 2003 from $2.2 million for the same period in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition of High Street Corporation and management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. As of June 30, 2003, the Company had 230 full-time equivalent employees compared to 175 for the same date in 2002.

Occupancy costs, the second largest component of non-interest expenses, increased 40%, or $150,000, to $528,000 for the three month period ended June 30, 2003 from $378,000 for the same period in 2002. This increase is primarily associated with the addition of three branches in connection with the acquisition of High Street Corporation in December 2002.

The Company recorded an income tax benefit of $47,000 during the three month period ended June 30, 2003 compared to an expense of $603,000 during the same period in 2002. The benefit recorded during the period was primarily the result of the tax effect of the significant commercial loan charge-off discussed above and the related loan loss provision recorded during the period. At June 30, 2003, the Company had net deferred tax assets of $5.0 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements.

Six month period ended June 30, 2003

For the six month period ended June 30, 2003, the Company reported net income of $1.6 million, or $.23 per diluted share, compared to $2.2 million, or $.40 per diluted share, for the first six months of 2002. Income during the 2003 period was negatively impacted by the significant commercial loan charge-off made during the second quarter as discussed above. The results for the first six months of 2002 do not include the impact of High Street Corporation, which was not acquired until December of 2002.

For the six month period ended June 30, 2003, net interest income grew 20% year-over-year, from $9.9 million in 2002 to $11.9 million for the recent period. During the same period, earning assets grew $243.9 million, or 41%. Net interest income grew at a slower rate due to the compression of the net interest margin over the last twelve months. Declines in short term interest rates combined with an asset-sensitive balance sheet also impacted the net interest margin for the first six months which dropped from 3.28% during 2002 to 3.08% for 2003.

For the six month period ended June 30, 2003, the provision for loan losses was $3.3 million versus $1.2 million for the first six months of 2002. The increase, $2.1 million or 168%, was a direct result of the significant commercial loan charge-off discussed above. Loans 90 days or more past due or in nonaccrual status totaled $3.6 million. Non-performing loans, together with foreclosed properties, totaled $4.3 million and represented 0.49% of total assets as of June 30, 2003 compared to $4.0 million and 0.48% at December 31, 2002.

Non-interest income for the six month period ended June 30, 2003, was $5.3 million compared to $3.1 million for the same period in 2002, an increase of 71%. The $2.2 million growth was primarily attributable to a substantial rise in fee income recorded by the Bank's mortgage department as a result of the lower interest rate environment and increased mortgage refinance business. Mortgage origination fees increased 130% to $2.5 million in the recent six month period from the $1.1 million earned in the six months ended June 30, 2002. For the first six months of 2003, the Company recorded $442,000 in securities gains compared to $243,000 for the same period in 2002.

Deposit service charges and other fees increased from $1.1 million to $1.4 million during the six month periods ended June 30, 2002 and 2003, respectively. This increase, $295,000 or 27%, is primarily due to the increase in volume of the associated accounts as a result of internal growth and acquisitions. Other non-interest income, including fees earned by the government lending department and the Company's investment subsidiary, grew from $695,000 in the June quarter of 2002 to $997,000 in the same period of 2003.

Non-interest expense for the six month period ended June 30, 2003 was $11.7 million compared to $8.2 million for the corresponding period in 2002. Salaries and employee benefits, representing the largest non-interest expense category, increased to $6.7 million, for the six month periods ended June 30, 2003 from $4.4 million for the same period in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition of High Street Corporation and management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth as previously discussed.

Occupancy costs, the second highest component of noninterest expenses, increased to $1.1 million for the six month period ended June 30, 2003 from $746,000 for the same period in 2002. This increase is primarily associated with the integration of the four additional branches in connection with the acquisition of First Community Corporation in early 2002 and three additional branches in connection with the acquisition of High Street Corporation in December 2002. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

Income tax expense was $664,000 during the six month period ended June 30, 2003 compared to $1.3 million during the same period in 2002.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the inception of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that credit quality is maintained after a loan is booked, the Bank has a loan review department and a loan review process which includes an internal senior level Loan Review Committee which meets each month. Account officers obtain updated financial information on all large commercial loan relationships and review each relationship with the Loan Review Committee on an annual basis. In addition, an outside consulting firm performs a review of the Company's largest commercial relationships as well as a sample of loans from the consumer, mortgage and smaller commercial loan portfolios each year. The consulting firm also reviews underwriting, documentation and risk grading analysis to determine if the Company's risk assessments are accurate and that its loan review process is appropriate.

The Company calculates the amount of allowance needed to cover the probable losses in the portfolio by applying a reserve percentage to each risk grade. Consumer loans and mortgages are not risk graded but a percentage is reserved for these loans based on historical losses. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The allowance is adjusted accordingly.

Based on this allowance calculation and taking into consideration the significant commercial loan charge-off occurring in the second quarter, management charged operations in the amount of $2.7 million and $3.3 million, respectively, for the three and six month periods ended June 30, 2003 to provide for probable losses related to uncollectible loans. Loan loss reserves were 1.46% and 1.47% of gross loans, respectively, as of June 30, 2003 and 2002. The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2003 and 2002:

                                                              Three Months                 Six Months
                                                             Ended June 30,               Ended June 30,
                                                          2003           2002           2003           2002
                                                         ------         ------         ------         ------
(Dollars in thousands)
Allowance for loan losses, beginning of period           $9,919         $6,750         $9,390         $4,287
Net charge-offs:
      Loans charged off:
      Commercial                                          3,262            556          3,325          1,216
      Consumer                                               80            165            155            213
      Mortgage                                                1             46             39             46
                                                         ------         ------         ------         ------
           Total charge-offs                              3,343            767          3,519          1,475
                                                         ------         ------         ------         ------
      Recoveries of loans previously charged off:
      Commercial                                            172            155            276            156
      Consumer                                               10             32             11             37
                                                         ------         ------         ------         ------
           Total recoveries                                 182            187            287            193
                                                         ------         ------         ------         ------
           Total net charge-offs                          3,161            580          3,232          1,282
                                                         ------         ------         ------         ------
      Loss provisions charged to operations               2,696            705          3,296          1,230
Allowances transferred during acquisition                    --             --             --          2,640
                                                         ------         ------         ------         ------
Allowance for loan losses, end of period                 $9,454         $6,875         $9,454         $6,875
                                                         ======         ======         ======         ======

Net charge-offs to average loans during the
period (annualized)                                        1.02%          0.13%          0.52%          0.29%
Allowance as a percent of gross loans                      1.46%          1.47%          1.46%          1.47%

On June 30, 2003, nonperforming assets were $4.3 million, a $426,000 decrease from the same date in 2002. Nonperforming assets, which includes nonperforming loans and foreclosed property, decreased on both an absolute basis and as a percent of total assets. Nonperforming assets as a percent of total assets decreased to .48% as of June 30, 2003 from .74% as of June 30, 2002.

Foreclosed property increased to $745,000 at June 30, 2003 from $669,000 at June 30, 2002. The Company is actively marketing all of its foreclosed property. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market. The following table presents an analysis of nonperforming assets as of June 30, 2003 and 2002:

                                                              Period
                                                          Ended June 30,
                                                       2003           2002
                                                      ------         ------
(Dollars in thousands)
Nonperforming assets:
      Nonaccrual loans:
      Commercial real estate                          $  864         $1,716
      Construction                                       298            395
      Commercial                                         517            322
      Consumer                                           270             49
      Mortgage                                         1,637          1,606
                                                      ------         ------
           Total nonaccrual loans                      3,586          4,088
      Loans past due 90 days or more and still
      accruing interest                                   --             --
                                                      ------         ------
           Total nonperforming loans                   3,586          4,088
      Foreclosed property held                           745            669
                                                      ------         ------
           Total nonperforming assets                 $4,331         $4,757
                                                      ======         ======

Nonperforming loans to total loans                      0.56%          0.88%
Nonperforming assets to total assets                    0.48%          0.74%
Allowance coverage of nonperforming loans                264%           168%

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $61.5 million in its most liquid assets, cash and cash equivalents, as of June 30, 2003. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 69.2% of total assets at June 30, 2003. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

During the second quarter, the Trust issued 10,000 trust preferred securities with a liquidation amount of $1,000 per capital security in a pooled offering of trust preferred securities. The Company expects to use approximately $3.0 million of the proceeds to repurchase shares of the Company's common stock, with the remaining $7.0 million to be used as additional capital to fund earning asset growth. As of June 30, 2003, the Company had used approximately $1.9 million to repurchase 127,500 shares of the Company's common stock. In addition, in early July 2003, the Company repurchased an additional 50,000 shares using another $750,000 of the proceeds. See Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5 - Trust Preferred Securities.

Shareholders' equity was $75.1 million or $11.52 per share at June 30, 2003. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At June 30,

2003, the Company had a Tier 1 capital ratio of 9.63%, a total risk-based capital ratio of 10.88% and a leverage ratio of 8.08%. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Tangible equity, which subtracts goodwill and other intangibles from shareholders' equity but includes the trust preferred debt, was $68.9 million at June 30, 2003.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2002 to June 30, 2003.

Item 4 Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer provide that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On May 29, 2003, the annual meeting of stockholders of the Company was held to consider and vote upon two issues; the election of Class III directors and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2003. All items were approved by the stockholders. Of the 6,632,523 shares eligible to vote, 5,774,780 were voted as shown on the following tables:

                                 For            Withheld          Total
                           -----------------------------------------------

Class III Directors:
William C. Burkhardt          5,607,554          167,226        5,774,780
L.I. Cohen                    5,608,751          166,029        5,774,780
O.A. Keller, III              5,585,403          189,377        5,774,780
Carl H. Ricker, Jr.           5,608,551          166,229        5,774,780

Vote concerning the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for the fiscal year ended December 31, 2003:

               For            Against          Abstain            Total
        -----------------------------------------------------------------

           5,755,305           12,032            7,443         5,774,780

In both cases, the vote required to approve the action was obtained.

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

            Exhibit 31.1 Certification of James A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Allen T. Nelson, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of James A. Beck pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                            Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

            Exhibit 32.2 Certification of Allen T. Nelson, Jr pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

      (b)   Reports on Form 8-K

            From April 1, 2003 to the date hereof, the Company filed the following Current Reports on Form 8-K:

            (1) Current Report on Form 8-K filed on April 7, 2003, regarding an upward revision to the Company's fiscal year 2002 earnings.

            (2) Current Report on Form 8-K filed on April 25, 2003, as amended by Current Report on Form 8-K/A (Amendment No. 1) filed on May 1, 2003 reporting financial results for the quarter ended March 31, 2003.

            (3) Current Report on Form 8-K filed on July 23, 2003 reporting financial results for the quarter ended June 30, 2003.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPITAL BANK CORPORATION


Date: August 14, 2003                     By:________________________
                                             Allen T. Nelson, Jr.,
                                             Executive Vice President and CFO

                             Exhibit Index

Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 31.1 Certification of James A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Allen T. Nelson, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of James A. Beck pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit 32.2      Certification of Allen T. Nelson, Jr. pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]