Form 10-Q/A
period 2003-06-30
CAPITAL BANK CORP
filed 2003-08-15
CIK 1071992

FORM 10-Q/A
                                (Amendment No. 1)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. a Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of August 14, 2003, there were 6,476,251 shares outstanding of the registrant's common stock, no par value.

This amendment is being filed solely for the purpose of adding conformed signatures on the signature page and to Exhibits 31.1, 31.2, 32.1, and 32.2, which signature page and exhibits were inadvertently submitted on August 14, 2003 with blank signature lines. The signature page and each of such exhibits were fully executed on August 14, 2003, and a signed original of each was provided to the Company on such date and will be retained by the Company and furnished to the Securities and Exchange Commission or it's staff upon request.

Part II - Other Information

Item 6 Exhibits and Reports on Form 8-K
------ --------------------------------

   (a)         Exhibits
               --------
               Exhibit  4.1  In  accordance  with  Item   601(b)(4)(iii)(A)   of
                    Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
               Exhibit 31.1  Certification  of James A.  Beck  pursuant  to Rule
                    13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               Exhibit 31.2  Certification  of Allen T. Nelson,  Jr. pursuant to
                    Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               Exhibit 32.1 Certification of James A. Beck pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

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

   (b)    Reports on Form 8-K
          -------------------

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

                                            CAPITAL BANK CORPORATION


Date:  August 14, 2003                      By: /s/ Allen T. Nelson, Jr.
       ---------------                          --------------------------------
                                                Allen T. Nelson, Jr.,
                                                Executive Vice President and CFO

                                  Exhibit Index
--------------------------------------------------------------------------------
Exhibit 4.1    In accordance  with Item  601(b)(4)(iii)(A)  of Regulation
               S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
--------------------------------------------------------------------------------
Exhibit 31.1   Certification of James A. Beck pursuant to Rule 13a-14(a)
               and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 31.2   Certification  of Allen T. Nelson,  Jr. pursuant to
               Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 32.1   Certification  of James A.  Beck  pursuant  to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
--------------------------------------------------------------------------------
Exhibit 32.2   Certification  of Allen T.  Nelson,  Jr.  pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as
               amended,   as   the   case   may   be.]
--------------------------------------------------------------------------------