Form 10-Q
period 2003-09-30
CAPITAL BANK CORP
filed 2003-11-14
CIK 1071992

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

As of November 12, 2003, there were 6,514,096 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                           Page No.

       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at September  30, 2003
            (Unaudited) and December 31, 2002                                                  1
       Condensed consolidated statements of income (loss) for the three months
            ended September 30, 2003 and 2002 (Unaudited)                                      2
       Condensed consolidated statements of income (loss) for the nine months
            ended September 30, 2003 and 2002 (Unaudited)                                      3
       Condensed consolidated statements of comprehensive income (loss) for the
            three and nine months ended September 30, 2003 and 2002 (Unaudited)                4
       Condensed consolidated statements of cash flows for the nine months
            ended September 30, 2003 and 2002 (Unaudited)                                 5 - 6
       Notes to condensed consolidated financial statements                               7 - 12

       Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                        12 - 24

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                     24

       Item 4. Controls and Procedures                                                   24 - 25

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                              25

       Item 2. Changes in Securities and Use of Proceeds                                      25

       Item 3. Defaults Upon Senior Securities                                                25

       Item 4. Submission of Matters to a Vote of Security Holders                            25

       Item 5. Other Information                                                              25

       Item 6. Exhibits and Reports on Form 8-K                                          25 - 27

       Signatures                                                                             28

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2003 and December 31, 2002

                                                            September 30,  December 31,
                                                                 2003          2002
---------------------------------------------------------------------------------------
                               (Dollars in thousands)        (Unaudited)
ASSETS
Cash and due from banks:
      Interest earning                                        $   1,762    $  13,925
      Noninterest earning                                        21,071       18,912
Federal funds sold                                                3,371       18,696
Investment securities - available for sale, at fair value       166,940      155,304
Loans-net of unearned income and deferred fees                  637,745      600,609
Allowance for loan losses                                       (12,100)      (9,390)
                                                              ---------    ---------
         Net loans                                              625,645      591,219
                                                              ---------    ---------
Premises and equipment, net                                      14,399       13,399
Accrued interest receivable                                       3,449        3,455
Deposit premium and goodwill, net                                14,617       14,884
Deferred tax assets                                               7,130        5,174
Other assets                                                     13,396        6,008
                                                              ---------    ---------
            Total assets                                      $ 871,780    $ 840,976
                                                              =========    =========

LIABILITIES
Deposits:
      Demand, noninterest bearing                             $  50,659    $  50,238
      Savings and interest bearing demand deposits              211,401      224,208
      Time deposits                                             393,970      370,441
                                                              ---------    ---------
         Total deposits                                         656,030      644,887
                                                              ---------    ---------
Accrued interest payable                                          1,223        1,450
Repurchase agreements                                            11,014       13,081
Borrowings                                                      114,658       97,858
Trust preferred securities                                       10,000           --
Other liabilities                                                 8,079        8,229
                                                              ---------    ---------
            Total liabilities                                   801,004      765,505
                                                              ---------    ---------

SHAREHOLDERS' EQUITY
Common stock; 20,000,000 shares authorized; shares issued
      2003 - 7,113,538 and 2002 - 7,022,468                      75,332       74,338
Retained earnings, substantially restricted                       3,922        5,481
Accumulated other comprehensive income (loss)                      (160)       1,293
Treasury stock at cost, no par value; 2003 - 606,811 shares
      and 2002 - 426,684 shares                                  (8,318)      (5,641)
                                                              ---------    ---------
            Total shareholders' equity                           70,776       75,471
                                                              ---------    ---------
            Total liabilities and shareholders' equity        $ 871,780    $ 840,976
                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended September 30, 2003 and 2002

                                                                 2003        2002
---------------------------------------------------------------------------------------
                      (In thousands except per share data)          (Unaudited)
Interest income:
      Loans and loan fees                                      $  8,726    $7,407
      Investment securities                                       1,260     1,542
      Federal funds and other interest income                        37        98
                                                               --------    ------
         Total interest income                                   10,023     9,047
                                                               --------    ------

Interest expense:
      Deposits                                                    3,033     3,274
      Borrowings and repurchase agreements                        1,049       804
                                                               --------    ------
         Total interest expense                                   4,082     4,078
                                                               --------    ------
         Net interest income                                      5,941     4,969
Provision for loan losses                                         4,963     2,560
                                                               --------    ------
         Net interest income after provision for loan losses        978     2,409
                                                               --------    ------

Noninterest income:
      Mortgage origination fees and related gains                 1,768       859
      Service charges and other fees                                752       594
      Net gain on sale of securities available for sale              --       518
      Other noninterest income                                      560       393
                                                               --------    ------
         Total noninterest income                                 3,080     2,364
                                                               --------    ------

Noninterest expenses:
      Salaries and employee benefits                              4,434     2,313
      Occupancy                                                     580       399
      Data processing                                               278       224
      Directors fees                                                 78        63
      Advertising                                                   192        67
      Furniture and equipment                                       346       260
      Amortization of deposit premium                                79        46
      Other expenses                                              1,606       747
                                                               --------    ------
         Total noninterest expenses                               7,593     4,119
                                                               --------    ------
            Net income (loss) before income tax expense          (3,535)      654
Income tax (benefit) expense                                     (1,392)      219
                                                               --------    ------
            Net income (loss)                                  $ (2,143)   $  435
                                                               ========    ======

Earnings (loss) per share - basic                              $  (0.32)   $ 0.08
                                                               ========    ======
Earnings (loss) per share - diluted                            $  (0.32)   $ 0.08
                                                               ========    ======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Nine Months Ended September 30, 2003 and 2002

                                                                 2003        2002
---------------------------------------------------------------------------------------
                      (In thousands except per share data)         (Unaudited)
Interest income:
      Loans and loan fees                                      $ 25,927    $21,663
      Investment securities                                       4,244      4,591
      Federal funds and other interest income                       164        305
                                                               --------    -------
         Total interest income                                   30,335     26,559
                                                               --------    -------

Interest expense:
      Deposits                                                    9,263      9,332
      Borrowings and repurchase agreements                        3,224      2,350
                                                               --------    -------
         Total interest expense                                  12,487     11,682
                                                               --------    -------
         Net interest income                                     17,848     14,877
Provision for loan losses                                         8,259      3,790
                                                               --------    -------
         Net interest income after provision for loan losses      9,589     11,087
                                                               --------    -------

Noninterest income:
      Mortgage origination fees and related gains                 4,271      1,947
      Service charges and other fees                              2,154      1,701
      Net gain on sale of securities available for sale             442        761
      Other noninterest income                                    1,557      1,088
                                                               --------    -------
         Total noninterest income                                 8,424      5,497
                                                               --------    -------

Noninterest expenses:
      Salaries and employee benefits                             11,098      6,755
      Occupancy                                                   1,640      1,145
      Data processing                                               866        686
      Directors fees                                                234        199
      Advertising                                                   572        389
      Furniture and equipment                                     1,075        825
      Amortization of deposit premium                               233        121
      Other expenses                                              3,600      2,247
                                                               --------    -------
         Total noninterest expenses                              19,318     12,367
                                                               --------    -------
            Net income (loss) before income tax expense          (1,305)     4,217
Income tax expense (benefit)                                       (728)     1,547
                                                               --------    -------
            Net income (loss)                                  $   (577)   $ 2,670
                                                               ========    =======

Earnings (loss) per share - basic                              $  (0.09)   $  0.50
                                                               ========    =======
Earnings (loss) per share - diluted                            $  (0.09)   $  0.48
                                                               ========    =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME (LOSS)
Three and Nine Months Ended September 30, 2003 and 2002

                                                                      2003       2002
---------------------------------------------------------------------------------------
                                       (In thousands)                   (Unaudited)
Three month period ended September 30, 2003 and 2002:
      Net income (loss)                                             $(2,143)   $   435
      Reclassification of gains recognized in net income                 --       (518)
      Unrealized gains (losses) on securities available for sale,
            net of deferred tax effect                               (1,707)       869
                                                                    -------    -------
         Comprehensive income (loss)                                $(3,850)   $   786
                                                                    =======    =======

Nine month period ended September 30, 2003 and 2002:
      Net income (loss)                                             $  (577)   $ 2,670
      Reclassification of gains recognized in net income               (442)      (761)
      Unrealized gains (losses) on securities available for sale,
            net of deferred tax effect                               (1,011)     1,648
                                                                    -------    -------
         Comprehensive income (loss)                                $(2,030)   $ 3,557
                                                                    =======    =======

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002

                                                                      2003       2002
---------------------------------------------------------------------------------------
                                       (In thousands)                   (Unaudited)
Cash Flows From Operating Activities
      Net income (loss)                                           $    (577)   $  2,670
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of deposit premium                                233         121
         Depreciation                                                 1,102         996
         Gain on sale of equipment                                       (5)         --
         Gains on sale of securities available for sale                (442)       (761)
         Change in loans held for sale                                3,017      (7,656)
         Amortization of premiums on securities, net                  1,678         609
         Deferred income tax (benefit) expense                       (1,042)         88
         Provision for loan losses                                    8,259       3,790
         Noncash compensation                                           190          --
         Changes in assets and liabilities:
            Accrued interest receivable and other assets               (664)     (2,821)
            Accrued interest payable and other liabilities             (370)        144
                                                                  ---------    --------
                Net cash provided by (used in)
                operating activities                                 11,379      (2,820)
                                                                  ---------    --------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                (46,048)    (29,461)
      Additions to premises and equipment                            (2,108)       (909)
      Proceeds from sale of equipment                                    11           1
      Net (purchase) sale of Federal Home Loan Bank stock              (681)        308
      Purchase of securities available for sale                    (108,139)    (59,376)
      Purchase of bank owned life insurance                          (6,000)         --
      Proceeds from maturities of securities available for sale      77,722      19,630
      Proceeds from sale of securities available for sale            15,859      30,205
      Capitalized purchase costs                                        (38)        (39)
      Net cash acquired from purchase of subsidairy                      --       8,649
                                                                  ---------    --------
                Net cash used in investing activities               (69,422)    (30,992)
                                                                  ---------    --------
Cash Flows From Financing Activities
      Net increase in deposits                                       11,143      61,246
      Net increase (decrease) in repurchase agreements               (2,067)      2,181
      Net increase (decrease) in borrowings                          16,800      (7,019)
      Issuance of trust preferred securities                         10,000          --
      Payment of trust issuance cost                                   (300)         --
      Cash dividends paid                                              (989)       (535)
      Issuance of common stock for options                              804         765
      Purchase of common stock                                       (2,677)     (4,549)
                                                                  ---------    --------
                Net cash provided by financing activities         $  32,714    $ 52,089
                                                                  ---------    --------

                                                        (continued on next page)

CAPITAL BANK CORPORATION

Nine Months Ended September 30, 2003 and 2002

                                                                   2003       2002
---------------------------------------------------------------------------------------
                                       (In thousands)                 (Unaudited)
                       Net change in cash and cash equivalents   $(25,329)   $18,277
             Cash and cash equivalents:
                Beginning                                          51,533     16,117
                                                                 --------    -------
                Ending                                           $ 26,204    $34,394
                                                                 ========    =======

       Supplemental Disclosure of Cash Flow Information
             Transfer from loans to real estate acquired
                through foreclosure                              $    346    $ 1,419
                                                                 ========    =======

             Dividends payable                                   $    989    $   264
                                                                 ========    =======

             Cash paid for:
                Income taxes                                     $  1,008    $ 1,775
                                                                 ========    =======
                Interest                                         $ 12,714    $11,451
                                                                 ========    =======

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiaries, Capital Bank (the "Bank"), Capital Bank Investment Services ("CBIS"), and Capital Bank Statutory Trust I (the "Trust"), an issuer of the Company's trust preferred securities. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the Company's audited consolidated financial statements.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 except for policies related to derivative financial instruments as described below.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. SFAS 133 was adopted on a prospective basis.

Under SFAS 133, the Company may designate a derivative as either a hedge of the fair value for a recognized fixed rate asset or liability or an unrecognized firm commitment (fair value hedge) or a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (cash flow hedge). All derivatives are recorded as assets or liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Derivatives that do not meet the criteria for designation as a hedge under SFAS 133 at inception, or fail to meet the criteria thereafter, are included in trading account assets or liabilities.

At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of hedging instrument, hedged item, risk being hedged and the methodology for measuring ineffectiveness. In addition, the Company assesses both at the inception of the hedge and on an ongoing quarterly basis, whether the derivative used in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item, and whether the derivative is expected to continue to be highly effective.

The Company discontinues hedge accounting prospectively when either it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

2.       Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income (loss) relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive income (loss) and information concerning the Company's other comprehensive income items for the three and nine month periods ended September 30, 2003 and 2002 are as shown in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2003 and 2002 (unaudited).

3.       Earnings (Loss) Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2003 and 2002.

                                                              2003           2002
                                                          -------------------------
(Dollars in thousands)                                            (Unaudited)
Three month periods ended September 30, 2003 and 2002:
Income available to shareholders - basic and diluted      $    (2,143)   $      435
                                                          ===========    ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic       6,591,699     5,375,899
Incremental shares from assumed exercise of stock
      options                                                      --       219,068
                                                          -------------------------
Weighted average number of shares outstanding - diluted     6,591,699     5,594,967
                                                          =========================
Nine month periods ended September 30, 2003 and 2002:
Income available to shareholders - basic and diluted      $      (577)   $    2,670
                                                          ===========    ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic       6,668,006     5,345,572
Incremental shares from assumed exercise of stock
      options                                                      --       205,172
                                                          -------------------------
Weighted average number of shares outstanding - diluted     6,668,006     5,550,744
                                                          =========================

For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the 674,000 stock options outstanding in the calculation of diluted EPS would be antidilutive.

4.       Stock Based Compensation

The Company has a stock option plan under which options to purchase Company common stock may be granted periodically to certain employees. Grants of options are made by the Board of Directors or its Compensation Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

The Company accounts for its stock options under the provisions of APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. However, under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with certain assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

On December 31, 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued SFAS No. 148 ("FAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure, which amends FAS 123. FAS 148 allows for three methods of transition for those companies that adopt FAS 123's provisions for fair value recognition, including two new transition alternatives - the "Modified Prospective Approach" and the "Limited Retrospective Approach." The Company implemented the disclosure provisions of FAS 148 beginning with its December 31, 2002 consolidated financial statements.

FAS 123 contains a prospective transition approach that would have the effect of "ramping-up" value, but under FAS 148, such transition method will not be available for enterprises that elect to initially apply the fair value method of accounting for stock-based employee compensation in fiscal years beginning after December 15, 2003. In addition, the provisions of FAS 148 require that the accumulated liability or equity balances accrued under APB 25 be reversed through additional paid-in-capital as of the beginning of the period that FAS 123 is adopted if those liabilities or contra-equity balances would not have been recognized under FAS 123 (e.g., variable stock option awards under APB 25).

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

The Company granted 10,000 options to purchase its shares of common stock at a price of $15.27 during the first nine months of 2003. For the three and nine month periods ended September 30, 2003 and 2002, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                                        2003         2002
                                                                     ----------------------
(Dollars in thousands)                                                    (Unaudited)
Three month periods ended September 30, 2003 and 2002:

Net income (loss), as reported                                       $  (2,143)   $     435
Add:  Stock-based employee compensation expense included
      in reported net income, net of tax effects                           117           --
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                               (54)        (208)
                                                                     ----------------------
Pro forma net income (loss)                                          $  (2,080)   $     227
                                                                     ======================

Earnings (loss) per share:
Basic - as reported                                                  $   (0.32)   $    0.08
Basic - pro forma                                                    $   (0.32)   $    0.04
Diluted - as reported                                                $   (0.32)   $    0.08
Diluted - pro forma                                                  $   (0.32)   $    0.04

Nine month periods ended September 30, 2003 and 2002:

Net income (loss), as reported                                       $    (577)   $   2,670
Add:  Stock-based employee compensation expense included
      in reported net income, net of tax effects                           117           --
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                              (147)        (625)
                                                                     ----------------------
Pro forma net income                                                 $    (607)   $   2,045
                                                                     ======================
Earnings (loss) per share:
Basic - as reported                                                  $   (0.09)   $    0.50
Basic - pro forma                                                    $   (0.09)   $    0.38
Diluted - as reported                                                $   (0.09)   $    0.48
Diluted - pro forma                                                  $   (0.09)   $    0.37

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

6.       Derivative Financial Instruments

The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments used by companies are forward rate agreements, interest rate swaps, and put and call options.

In July 2003, the Company entered into interest rate swap agreements to convert portions of its fixed rate long-term debt to floating rate. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value and the net difference between those amounts were deemed to be immaterial. For the three and nine month periods ended September 30, 2003, the Company recorded net reductions in interest expense paid on debt of approximately $96,000.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine month periods ended September 30, 2003 and 2002 for Capital Bank Corporation and its wholly owned subsidiaries, Capital Bank, Capital Bank Investment Services, Inc and Capital Bank Statutory Trust I. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in this discussion and analysis, and the Company's periodic reports and other filings with the Securities and Exchange Commission.

Overview

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of the state of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the "Bank"), Capital Bank Investment Services, Inc. ("CBIS") and Capital Bank Statutory Trust I (the "Trust"). The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. CBIS was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001. In the third quarter of 2003, the Company discontinued the operations of CBIS. The Trust was formed on June 26, 2003 for the purpose of issuing trust preferred securities to provide additional Tier I capital for the Company.

During the third quarter management performed its periodic analysis of the loan portfolio, including the engagement of two independent credit review firms. As a result, management identified loans aggregating approximately $2.7 million that were classified as a loss. In addition, the Company's allowance for loan losses was increased to approximately $12.1 million or 1.90% of the total loan portfolio from 1.46% in the prior quarter ending June 30, 2003.

Also as a result of the review, the Company effected certain changes to try to protect against such credit losses going forward. Changes included procedural changes in the loan approval and credit review processes, changes in individual lending limits and moving towards centralizing the Company's lending functions into one facility. The Company has also added a lender support area where all consumer loans are centrally underwritten and approved. In addition, a new position was created, Chief Operating Officer, to manage the lending and credit functions of the Company and to run the day to day operations of the Bank.

Finally, during the third quarter of 2003 the Company incurred expenses for severance payments owed to certain executive officers who have separated, or who have agreed to separate from the Company, and write downs in the carrying value of certain real estate held for sale, in an aggregate amount approximating $1.2 million.

As a result of the above factors, the Company incurred net losses for the three month period ended September 30, 2003 of $2.1 million. The loss for the quarter offset income from the prior two quarters with the result of a net loss of $577,000 for the nine month period ended September 30, 2003.

Management believes that the results of the current quarter have no material effect on the Company's current well-capitalized position under applicable regulatory standards. In addition, management continues to believe that the current level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position.

The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has three branch offices in Raleigh, two in Cary, one in Siler City, one in Oxford, one in Warrenton, one in Woodland, one in Seaboard, three in Sanford, three in Burlington, one in Graham, two in Asheville and one in Hickory, North Carolina. The Company also has a loan origination office in Greensboro, North Carolina.

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

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, construction, businesses, agriculture, personal uses, home improvement and automobiles; equity lines of credit; consumer loans; individual retirement accounts; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler's checks; various investments; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

The investment services subsidiary, CBIS, previously made available a full range of non-deposit investment and insurance services to individuals and corporations, including the customers of the Bank. These investment services included full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans and annuities, which were provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). Raymond James is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) and is a leading provider of third party investment services, serving more than 250 community banks nationwide. During the third quarter of 2003, the Company discontinued the operations of CBIS and the customer accounts were transferred to Raymond

James. In connection with the discontinuance of the operations of CBIS, its assets, primarily furniture and computers with a net book value less than $15,000, will be transferred to be used in the operation of the Bank. Management intends to leave the subsidiary intact but inactive.

The Trust is a wholly owned subsidiary formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the Debentures, which are the sole assets of the Trust. A portion of the proceeds from the issuance of the Debentures was used by the Company to repurchase shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trust has no operations other than those that are incidental to the issuance of the trust preferred securities. See Condensed Consolidated Financial Statements
- Notes to Condensed Consolidated Financial Statements - Note 5 - Trust Preferred Securities.

Financial Condition

Total consolidated assets of the Company at September 30, 2003 were $871.8 million compared to $841.0 million at December 31, 2002, an increase of $30.8 million, or 4%. This increase was primarily due to normal internal growth. On September 30, 2003, loans, including loans held for sale of $7.2 million, were $637.7 million, up $37.1 million, or 6%, compared to December 31, 2002. At September 30, 2003, investment securities were $166.9 million, up $6.6 million from December 31, 2002. Federal funds sold were $3.3 million, down $15.3 million from December 31, 2002.

Other assets at September 30, 2003 were $13.4 million compared to $6.0 million at December 31, 2002, an increase of $7.4 million, or 123%. This increase is primarily attributable to the purchase by the Company of $6.0 million of Bank Owned Life Insurance ("BOLI").

Earning assets represented 92.89% of total assets as of September 30, 2003. The allowance for loan losses as of September 30, 2003 was $12.1 million and represented approximately 1.90% of total loans. The allowance for loan losses increased $2.7 million or 29% from the December 31, 2002 balance of $9.4 million due to increased loan volume and the identification of some credit quality issues as a result of management's review of the portfolio. Management believes that the amount of the allowance is adequate to absorb potential losses inherent in the current loan portfolio. See additional discussion on the allowance in the Asset Quality section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Deposits as of September 30, 2003 were $656.0 million, an increase of $11.1 million or 2% from December 31, 2002, primarily as a result of internal growth. During the first six months of this year, the Company experienced a shift of approximately $12.8 million from money markets and interest checking into time deposits. This movement was largely attributable to a decrease in money market rates offered by the Company, primarily as a result of a promotion started in 2002 that expired during the first quarter. At September 30, 2003, certificates of deposit represented 60.1% of total deposits compared to 57.4% at December 31, 2002. During the nine month period ended September 30, 2003, certificates of deposit increased to $394.0 million, an increase of $23.5 million, or 6% from $370.4 million at December 31, 2002. At the same time, non-interest bearing demand deposit accounts increased to $50.7 million at September 30, 2003, an increase of $421,000, or 1%, from $50.2 million at December 31, 2002. Savings, interest bearing demand deposit, and money market accounts decreased to $211.4 million at September 30, 2003, a decrease of $12.8 million, or 6%, from $224.2 million at December 31, 2002. Borrowings increased to $114.7 million, or 17%, at September 30, 2003 from $97.9 million as of December 31, 2002. Additional borrowings were used to fund strong loan growth.

Total consolidated shareholders' equity was $70.7 million as of September 30, 2003, a decrease of $4.7 million from December 31, 2002. The decrease can be primarily attributed to the repurchase of approximately 182,500 shares of common stock, which decreased overall shareholders' equity by $2.7 million. In addition, retained earnings decreased by $1.6 million, reflecting a net loss of $577,000 during the period and approximately $982,000 of dividends paid during the year. Finally, accumulated other compressive income decreased by $1.5 million as a result of declines in the market value of the Company's held for sale investment portfolio.

Results of Operations

Three month period ended September 30, 2003
For the three month period ended September 30, 2003, the Company reported a net loss of $2.1 million, or $.32 per share, compared to income of $435,000, or $.09 per diluted share, for the same three month period ended September 30, 2002. The decrease of approximately $2.6 million is primarily the result of significant charges to the provision for loan losses as a result of the loan review discussed above. In addition, during the period ended September 30, 2003, as previously discussed, the Company also incurred nonrecurring expenses including severance payments owed to certain executive officers who have separated, or who have agreed to separate from the Company, and write downs in the carrying value of certain real estate held for sale, in an aggregate amount approximating $1.2 million. The results for the three month period ended September 30, 2002 do not include the relative impact of High Street Corporation, which was not acquired until December 1, 2002.

Net interest income rose 20%, or $972,000, from the three month period ended September 30, 2002, from $5.0 million to $5.9 million, despite a 50 basis point drop in the prime rate in November 2002 which negatively impacted the yield on loans. The rise in net interest income is primarily the result of a $215.9 million increase in average earning assets due to internal growth as well as additional earning assets added as a result of the acquisition of High Street Corporation. The net interest margin on a fully taxable equivalent basis dropped 31 basis points year-over-year to 2.97% for the three months ended September 30, 2003 from 3.28% for the same time period for 2002. The drop in the net interest margin can be largely attributed to an asset-sensitive balance sheet in which the yield on the Company's earning assets adjusted downward at a faster rate than the interest paid on deposits.

For the three month period ended September 30, 2003, the provision for loan losses was $5.0 million versus $2.6 million for the same period in 2002, an increase of $2.4 million. The increase in the provision during the quarter was necessary to offset the large decrease in the allowance for loan losses as a result of significant loan charge-offs discussed above and to increase the allowance to cover credit quality issues identified as a result of the loan review discussed above. At September 30, 2003, the allowance for loan losses was 1.90% of total loans compared with 1.56% at December 31, 2002.

Non-interest income for the three month period ended September 30, 2003, was $3.1 million compared to $2.4 million for the same period in 2002, an increase of 30%. The $716,000 growth was primarily attributable to a substantial rise in fee income recorded by the Bank's mortgage department as a result of the lower interest rate environment and increased mortgage refinance business. Mortgage origination fees jumped 106% to $1.8 million in the third quarter of 2003 from the $859,000 earned in the three month period ended September 30, 2002. The increase in mortgage origination fees was partially offset by a decline in securities gains. The Company recorded $518,000 in securities gains in the three month period ended September 30, 2002 but did not sell any investments during the same period in 2003.

Fees for non-sufficient funds increased to $482,000 during the three months ended September 30, 2003 from $382,000 during the same period in 2002, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. Other categories that improved include service charges on checking accounts, which jumped 46% from $135,000 in the three month period ended September 30, 2002 to $197,000 in the three month period ended September 30, 2003, and other non-interest income, which includes fees earned by the government lending department and the Company's investment subsidiary, which grew from $393,000 in the three months ended September 30, 2002 to $560,000 in the same period of 2003.

Non-interest expense for the three month period ended September 30, 2003 was $7.6 million compared to $4.1 million for the corresponding period in 2002. Salaries and employee benefits, representing the largest non-interest expense category, increased to $4.4 million, for the three month period ended September 30, 2003 from $2.3 million for the same period in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition of High Street Corporation and management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. In addition, the amount recorded for the third quarter of 2003 includes severance expenses of approximately $948,000. Increases in this expense also reflect a significant increase in commissions paid on mortgage originations and government lending as a result of increased business in those areas. Commission expense for the three month period ended September 30, 2003 was $761,000 compared to $391,000 for the same period in 2002. The increase, $370,000, or 95%, closely relates to the 106% increase in mortgage origination fees discussed above. As of September 30, 2003, the Company had 221 full-time equivalent employees compared to 179 for the same date in 2002.

Occupancy costs, the second largest component of non-interest expenses, increased 45%, or $181,000, to $580,000 for the three month period ended September 30, 2003 from $399,000 for the same period in 2002. This increase is primarily associated with the addition of three branches in connection with the acquisition of High Street Corporation in December 2002.

Other expenses increased from $747,000 for the three month period ended September 30, 2002 to $1.6 million for the same period in 2003. Largest components of other expenses for the third quarter of 2003 include write downs of the carrying value of certain real estate held for sale of $310,000, expenses of $142,000 associated with the collection of problem loans and professional fees of $247,000 including the costs associated with the outside loan review previously mentioned.

The Company recorded an income tax benefit of $1.4 million during the three month period ended September 30, 2003 compared to an expense of $219,000 during the same period in 2002. The benefit recorded during the period was primarily the result of the tax effect of the significant charge-offs and the increase in the allowance for loan losses discussed above and the related loan loss provision recorded during the period. At September 30, 2003, the Company had net deferred tax assets of $7.1 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements.

Nine month period ended September 30, 2003

For the nine month period ended September 30, 2003, the Company reported a net loss of $577,000, or $.09 per share, compared to net income of $2.7 million, or $.50 per diluted share, for the first nine months of 2002. Income during the 2003 nine month period was negatively impacted by a significant commercial loan charge-off made during the second quarter, additional charge-offs and provisions made during the third quarter and severance and write downs of real estate previously discussed. The results for the first nine months of 2002 do not include the impact of High Street Corporation, which was not acquired until December of 2002.

For the nine month period ended September 30, 2003, net interest income grew 20% year-over-year, from $14.9 million for the corresponding period in 2002 to $17.8 million for the recent nine month period. During the same period, average earning assets grew $219.7 million or 38%. Net interest income grew at a slower rate due to the compression of the net interest margin over the last twelve months. Declines in short term interest rates combined with an asset-sensitive balance sheet also impacted the net interest margin for the first nine months which dropped from 3.39% during 2002 to 3.03% for 2003.

For the nine month period ended September 30, 2003, the provision for loan losses was $8.3 million versus $3.8 million for the first nine months of 2002. The increase, $4.5 million or 118%, was a direct result of charge-offs and additional allowances for loan losses. Loans 90 days or more past due or in nonaccrual status totaled $5.1 million. Non-performing loans, together with foreclosed properties, totaled $5.7 million and represented 0.66% of total assets as of September 30, 2003 compared to $4.0 million and 0.48% at December 31, 2002.

Non-interest income for the nine month period ended September 30, 2003, was $8.4 million compared to $5.5 million for the same period in 2002, an increase of 53%. The $2.9 million growth was primarily attributable to a substantial rise in fee income recorded by the Bank's mortgage department as a result of the lower interest rate environment and increased mortgage refinance business. Mortgage origination fees increased 119% to $4.3 million in the recent nine month period from the $1.9 million earned in the nine months ended September 30, 2002. For the first nine months of 2003, the Company recorded $442,000 in securities gains compared to $761,000 for the same period in 2002.

Deposit service charges and other fees increased from $1.7 million to $2.2 million during the nine month periods ended September 30, 2002 and 2003, respectively. This increase, $453,000 or 27%, is primarily due to the increase in volume of the associated accounts as a result of internal growth and acquisitions. Other non-interest income, including fees earned by the government lending department and the Company's investment subsidiary, grew from $1.1 million in the nine month period ended September 30, 2002 to $1.6 in the same period of 2003.

Non-interest expense for the nine month period ended September 30, 2003 was $19.3 million compared to $12.4 million for the corresponding period in 2002. Salaries and employee benefits, representing the largest non-interest expense category, increased to $11.1 million for the nine month period ended September 30, 2003 from $6.8 million for the same period in 2002. This increase reflects an increase in the number of personnel employed by the Company due to the acquisition of High Street Corporation and management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. In addition, the 2003 amount includes severance expenses of approximately $1.2 million, $948,000 of which was recorded in the third quarter as discussed above. Increases in this expense also reflect a significant increase in commissions paid on mortgage originations and lending under government backed programs as a result of increased business in those areas. Commission expense for the nine month period ended September 30, 2003 was $1.9 million compared to $906,000 for the same period in 2002. The increase, $1.0 million or 114%, closely relates to the 119% increase in mortgage origination fees discussed above.

Occupancy costs, the second highest component of noninterest expenses, increased to $1.6 million for the nine month period ended September 30, 2003 from $1.1 million for the same period in 2002. This increase is primarily associated with the integration of the four additional branches in connection with the acquisition of First Community Corporation in early 2002 and three additional branches in connection with the acquisition of High Street Corporation in December 2002. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

For the nine month period ended September 30, 2003, the Company recorded an income tax benefit of $728,000 as a result of losses incurred during the period. During the same period in 2002, the Company recorded a tax expense of $1.5 million.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the inception of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer does an annual review of all loans over a certain threshold, all unsecured loans over a certain loan amount, a sampling of loans within a lender's authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and will report on a sampling of loans each month to the Board of Directors' Loan Committee. On an as needed basis, the Bank will hire an outside third party firm to do a review of loans to ensure quality standards and accurate risk assessment. Two outside firms completed a review of all commercial loans over $100,000 in September 2003.

The Company calculates the amount of allowance needed to cover the probable losses in the portfolio by applying a reserve percentage to each risk grade. Consumer loans and mortgages are not risk graded but a percentage is reserved for these loans based on historical losses. The reserve percentages have been developed based on historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The allowance is adjusted accordingly to an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

Based on this allowance calculation and taking into consideration the significant loan charge-offs occurring in the second and third quarter of 2003 and the detail review of the loan portfolio performed by outside consultants as described above, management charged operations in the amount of $5.0 million and $8.3 million, respectively, for the three and nine month periods ended September 30, 2003 to provide for probable losses related to uncollectible loans. Loan loss reserves were 1.90% and 1.54% of gross loans, respectively, as of September 30, 2003 and 2002. The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2003 and 2002:

                                                               Three Months                    Nine Months
                                                            Ended September 30,            Ended September 30,
                                                            2003           2002            2003           2002
                                                          -------         ------         -------         ------
 (Dollars in thousands)
 Allowance for loan losses, beginning of period           $ 9,454         $6,873         $ 9,390         $4,286
 Net charge-offs:
       Loans charged off:
       Commercial                                           1,835          2,139           5,160          3,355
       Consumer                                               316            114             471            327
       Mortgage                                               607             76             646            122
                                                          -------         ------         -------         ------
            Total charge-offs                               2,758          2,329           6,277          3,804
                                                          -------         ------         -------         ------
       Recoveries of loans previously charged off:
       Commercial                                             440             88             716            244
       Consumer                                                --             11              11             47
       Mortgage                                                 3             --               3             --
                                                          -------         ------         -------         ------
            Total recoveries                                  443             99             730            291
                                                          -------         ------         -------         ------
            Total net charge-offs                           2,315          2,230           5,547          3,513
                                                          -------         ------         -------         ------
       Loss provisions charged to operations                4,962          2,560           8,258          3,790
 Allowances transferred during acquisition                     --             --              --          2,640
                                                          -------         ------         -------         ------
 Allowance for loan losses, end of period                 $12,101         $7,203         $12,101         $7,203
                                                          =======         ======         =======         ======

 Net charge-offs to average loans during the
 period (annualized)                                         1.43%          1.88%           0.88%          0.77%
 Allowance as a percent of gross loans                       1.90%          1.54%           1.90%          1.54%

On September 30, 2003, nonperforming assets were $5.7 million, a $208,000 increase from the same date in 2002. Nonperforming assets, which includes nonperforming loans and foreclosed property, increased on an absolute basis but decreased as a percent of total assets. Nonperforming assets as a percent of total assets decreased to .66% as of September 30, 2003 from .84% as of September 30, 2002.

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

Loans deemed to be impaired at September 30, 2003 and 2002 amounted to $4.1 million and $5.1 million, respectively. Average impaired loans during the third quarter of 2003 were $4.4 million.

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a review of significant loans and lending relationships by both management and third party credit review firms and includes the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc. It is possible that these factors and management's evaluation of the adequacy of the allowance for loan losses will change.

Foreclosed property decreased to $663,000 at September 30, 2003 from $1.9 million at September 30, 2002. During the third quarter of 2003, management recorded expenses of approximately $310,000 as a result of write downs of certain real estate to fair market value. These write downs were made as a result of previously unsuccessful attempts to sell the related properties at their existing book value. The Company is actively marketing all of its foreclosed property. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market. The following table presents an analysis of nonperforming assets as of September 30, 2003 and 2002:

                                                                             Period
                                                                       Ended September 30,
                                                                      2003            2002
                                                                    -------          -------
 (Dollars in thousands)
 Nonperforming assets:
       Nonaccrual loans:
       Commercial real estate                                       $ 1,923          $ 1,337
       Construction                                                     872               52
       Commercial                                                       287              451
       Consumer                                                         351              362
       Mortgage                                                       1,626            1,446
                                                                    -------          -------
            Total nonaccrual loans                                    5,059            3,648
       Loans past due 90 days or more and still
       accruing interest                                                -                 -
                                                                    -------          -------
            Total nonperforming loans                                 5,059            3,648
       Foreclosed property held                                         663            1,866
                                                                    -------          -------
            Total nonperforming assets                              $ 5,722          $ 5,514
                                                                    =======          =======

 Nonperforming loans to total loans                                   0.79%            0.78%
 Nonperforming assets to total assets                                 0.66%            0.84%
 Allowance coverage of nonperforming loans                             239%             197%

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $26.2 million in its most liquid assets, cash and cash equivalents, as of September 30, 2003. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 69.2% of total assets at September 30,

2003. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

During the second quarter, the Trust issued 10,000 trust preferred securities with a liquidation amount of $1,000 per capital security in a pooled offering of trust preferred securities. The Company used approximately $3.0 million of the proceeds to repurchase shares of the Company's common stock, with the remaining $7.0 million used as additional capital to fund earning asset growth. See Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5 - Trust Preferred Securities.

Shareholders' equity was $70.1 million or $10.88 per share at September 30, 2003. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth for at least the next 12 months and to maintain a well-capitalized position. At September 30, 2003, the Company had a Tier 1 capital ratio of 9.11%, a total risk-based capital ratio of 10.37% and a leverage ratio of 7.47 %. These ratios exceed the federal regulatory minimum requirements for a "well-capitalized" bank. Tangible equity, which subtracts goodwill and other intangibles from shareholders' equity but includes the trust preferred debt, was $64.8 million at September 30, 2003.

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

Risk Factors

You should consider the following material risk factors carefully before deciding to invest in Capital Bank Corporation securities. If any of the events described below occur, the Company's business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company's common stock may decline, in which case the value of your investment may decline as well.

Our Results Are Impacted by the Economic Conditions of Our Principal Operating Area

Our operations are concentrated throughout Central and Western North Carolina. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

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

We Compete With Larger Companies for Business

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

Our Trading Volume Has Been Low Compared With Larger Banks

The trading volume in the Company's common stock on the NASDAQ National Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the NASDAQ National Market or other consolidated reporting systems or stock exchanges. Thus, the market in the Company's common stock may be limited in scope relative to other companies.

We Depend Heavily on Our Key Management Personnel

The Company's success depends in part on its ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank.

Technological Advances Impact Our Business

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

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

There Are Potential Risks Associated With Future Acquisitions

We intend to continue to explore expanding a branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of the Company's common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition.

Item 3            Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2002 to September 30, 2003.

Item 4            Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and the Chief Accounting Officer provide that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms. Other than the changes to try to protect against credit losses going forward referenced in the "Overview" section of management's discussion and analysis, there have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            Exhibit 10.1 Employment agreement dated July 22, 2003 between B.
                         Grant Yarber and Capital Bank Corporation

            Exhibit 31.1 Certification of William C. Burkhardt pursuant to Rule
                         13a-14(a) and 15d-14(a), as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Steven E. Crouse pursuant to Rule
                         13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of William C. Burkhardt pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

            Exhibit 32.2 Certification of Steven E. Crouse pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange
                         Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

(b) Reports on Form 8-K

      From July 1, 2003 to the date hereof, the Company filed the following Current Reports on Form 8-K:

      (1) Current Report on Form 8-K furnished on July 23, 2003, containing a press release reporting final financial results for the quarter ended June 30, 2003, which included selected financial data for the quarter ended June 30, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

      (2) Current Report on Form 8-K furnished on August 15, 2003 containing a press release reporting revisions to previously released results for the quarter ended June 30, 2003, which included selected financial data for the quarter ended June 30, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

      (3) Current Report on Form 8-K furnished on October 16, 2003 containing a press release reporting preliminary financial results for the quarter ended September 30, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

      (4) Current Report on Form 8-K furnished on October 30, 2003 containing a press release reporting final financial results for the quarter ended September 30, 2003, which included selected financial data for the quarter ended September 30, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CAPITAL BANK CORPORATION

Date:  November 14, 2003                         By: /s/ William C. Burkhardt
                                                     ------------------------
                                                         William C. Burkhardt
                                                         Chief Executive Officer

                                  Exhibit Index

Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1 Employment agreement dated July 22, 2003 between B. Grant Yarber and Capital Bank

Exhibit 31.1 Certification of William C. Burkhardt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Steven E. Crouse pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certification of William C. Burkhardt pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit 32.2 Certification of Steven E. Crouse pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]