Form 10-K
period 2003-12-31
CAPITAL BANK CORP
filed 2004-03-12
CIK 1071992

UNITED STATES OF AMERICA

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                         Commission File Number 0-30062

                            CAPITAL BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                North Carolina                           56-2101930
         (State of incorporation)                     (I.R.S. Employer
                                                   Identification Number)

                              4901 Glenwood Avenue
                             Raleigh, North Carolina
                                      27612
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (919) 645-6400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share      Nasdaq National Market
(Title of Class)                          (Name of Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

The aggregate market value of the registrant's Common Stock, no par value per share, as of June 30, 2003, held by those persons deemed by the registrant to be non-affiliates was approximately $88,687,425.

As of March 12, 2004, there were 6,571,132 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Document Incorporated                                                   Where
---------------------                                                   -----

1. Portions of the registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held on June 24, 2004                    Part III

                            CAPITAL BANK CORPORATION

                           Annual Report on Form 10-K

                                      INDEX

PART I.................................................................................................2
    Item 1.  Business..................................................................................2
    Item 2.  Properties...............................................................................10
    Item 3.  Legal Proceedings........................................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders......................................10
PART II...............................................................................................11
    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................11
    Item 6.  Selected Financial Data..................................................................12
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................27
    Item 8.  Financial Statements and Supplementary Data..............................................30
    Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....58
    Item 9A. Controls and Procedures..................................................................58
PART III..............................................................................................58
    Item 10. Directors and Executive Officers of the Registrant.......................................58
    Item 11. Executive Compensation...................................................................58
    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters .....................................................................58
    Item 13. Certain Relationships and Related Transactions...........................................58
    Item 14. Principal Accountant Fees and Services...................................................59
PART IV...............................................................................................59
    Item 15.   Exhibits, Financial Statement Schedules and Reports On Form 8-K........................59
    Signatures........................................................................................60

                                     PART I

Item 1. Business.

General

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). These Trusts are not consolidated with the financial statements of the Company per the provisions of FIN 46R. Capital Bank (the "Bank") was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. Capital Bank Investment Services, Inc. ("CBIS") was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001. In the third quarter of 2003, CBIS ceased operations, but remains a subsidiary of the Company.

As of December 31, 2003, the Company had assets of approximately $857.7 million, gross loans outstanding of approximately $625.9 million and deposits of approximately $629.6 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is
(919) 645-6400. In addition to the corporate office, the Company has four branch offices in Raleigh, two in Cary, one in Siler City, one in Oxford, one in Warrenton, one in Woodland, one in Seaboard, three in Sanford, three in Burlington, one in Graham, two in Asheville and one in Hickory, North Carolina. The Company also has a loan origination office in Greensboro, North Carolina.

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

Throughout most of 2003, CBIS made available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank. These investment services included full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans, all provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). Raymond James is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) and is a leading provider of third party investment services, serving more than 250 community banks nationwide. These services were available in the offices of the Bank through registered investment representatives. In the later part of 2003, CBIS ceased operations, but remains a subsidiary of the Company.

Lending Activities and Deposits

Loan Types and Lending Policies. The Company makes a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes and loans to individuals for personal and household purposes. During 2003, there were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company's emphasis on being a community-oriented financial institution, virtually all the Company's business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to the Bank's loan policy as approved annually by the Board. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans and class and purpose coding of loans. Management believes that early detection of credit problems through regular contact with the Company's clients coupled with consistent reviews of the borrowers' financial condition are important factors in overall credit risk management.

The following table sets forth, as of December 31, 2003, the approximate composition of the Company's loan portfolio:

Loan Type                                           Amount      Percentage
                                                  --------      ----------
                                               (In thousands)
Commercial                                        $474,317             76%
Consumer                                            42,929              7%
Home Equity Lines                                   58,430              9%
Residential mortgages                               50,269              8%
                                                  --------       --------
                                                  $625,945            100%
                                                  ========       ========

Deposits. The majority of the Company's deposit customers are individuals and small to medium-size businesses located in Wake, Chatham, Granville, Warren, Northampton, Alamance, and Lee Counties, North Carolina and contiguous areas and the Asheville and Hickory, North Carolina communities. The Company's deposit base is well diversified, with no material concentration in a single industry or group of related industries. Management of the Company does not believe that the deposits or the business of the Company in general are seasonal in nature. Deposits vary with local and national economic conditions, but not enough, management believes, to have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in the same geographic area.

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2003:

Non-interest bearing demand                          9%
Interest checking                                   11%
Market rate investment                              18%
Savings                                              3%
Time deposits:
       Under $100,000                               43%
       Equal to or over $100,000                    16%
                                                 -----
                                                   100%
                                                 =====

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

The enactment of legislation authorizing interstate banking has caused increases in the size and financial resources of some of the Company's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina.

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

Employees

At March 1, 2004, the Company employed 205 persons, of which 191 were full-time and 14 were part-time. None of its employees are represented by a collective bargaining unit. The Company considers relations with its employees to be good.

Supervision and Regulation

Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's or the Bank's business. Supervision, regulation and examination of the Company and the Bank by bank regulatory agencies is intended primarily for the protection of the Bank's depositors rather than holders of the Company's common stock.

Holding Company Regulation

General. The Company is a holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the "BHCA"). As such, the Company and the Bank are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of the bank holding company; (iii) acquiring all or substantially all of the assets of any bank; or (iv) merging or consolidating with any other bank holding company.

The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

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

Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB"):

      o allows bank holding companies meeting management, capital and the Community Reinvestment Act of 1977 (the "CRA") standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

      o allows insurers and other financial services companies to acquire banks;

      o removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

      o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company is authorized to operate as a financial holding company and therefore is eligible to engage in the broader range of activities that are permitted by the GLB. The GLB also is designed to modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

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

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatorily redeemable convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

As of December 31, 2003, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.68%, 12.13% and 8.71%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2002 were 9.03%, 10.28%, and 8.18%, respectively.

International Money Laundering Abatement and Financial Anti-Terrorism Act Of 2001. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened. The Company has determined the impact that IMLAFA will have on the Bank's operations is not material. The Bank has established policies and procedures to ensure compliance with the IMLAFA that were approved by the Board of Directors.

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

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. At December 31, 2003, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.38%, 11.63% and 8.48%, respectively, all in excess of the minimum requirements.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC has adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup
A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup
C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and all banks are now required to pay additional annual assessments at rates set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

Sarbanes-Oxley Act of 2002

In 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, the Company does not expect that such compliance will have a material impact on the Company's or the Bank's results of operations or financial condition.

Executive Officers

The executive officers of the Company are as follows:

Name                      Age        Position With Company
----                      ---        ---------------------
William C. Burkhardt      66         Chief Executive Officer

B. Grant Yarber           39         President and Chief Operating Officer

Steven E. Crouse          39         Senior Vice President, Finance and Chief Accounting Officer

Karen H. Priester         46         Senior Vice President and Chief Credit Officer

Bill Burkhardt serves as Chief Executive Officer for Capital Bank Corporation and Capital Bank. Mr. Burkhardt has served as Chairman of Capital Bank's executive committee since the Company's inception. He is the former President and CEO of Austin Quality Foods, which was sold to Keebler/Kellogg Company in 2000. He serves as a director for SCANA Corporation, which acquired Public Service Company of North Carolina in 2000. He is one of the founding directors of the former Triangle Bank Corporation in Raleigh and also has held several key positions with community organizations such as the Raleigh Chamber of Commerce, Triangle Transit Authority, Raleigh-Durham Airport

Authority, Rex Healthcare, St. Augustine's College and Peace College in Raleigh.

Grant Yarber serves as President and Chief Operating Officer for Capital Bank Corporation and Capital Bank, responsible for retail and commercial lending as well as overseeing the day-to-day operations of the Bank. Prior to joining Capital Bank in June, 2003, he was the Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C for 1 1/2 years. Prior to joining MountainBank, Mr. Yarber served two years as Senior Credit Manager in the SE Region for Bank of America in Tampa, Florida. Prior to the move to Florida, Mr. Yarber was a State Executive for Business Banking and Professional and Executive Banking for Bank of America in Missouri and Illinois for two years. With more than 15 years of banking experience, Yarber has particular strength in lending and credit management. In addition to the foregoing, his background includes leadership positions with Bank of America, including Southeast Credit Manager (Georgia, Florida, and Tennessee)

Steve Crouse serves as Senior Vice President, Finance and Chief Accounting Officer for Capital Bank Corporation and Capital Bank. He formerly served as Senior Vice President and Controller of the Bank. Mr. Crouse joined the company in 1998. A CPA since 1990, he came to Capital Bank with eight years of public accounting experience with McGladrey & Pullen, LLP where he focused on a financial institution specialization.

Karen Priester serves as Senior Vice President and Chief Credit Officer of the Bank. Prior to this position, she was Regional Credit Administrator and Wake County Senior Lender in her five years of employment at Capital Bank. Karen has over twenty years of banking experience, concentrating in the commercial lending and credit areas. In her function as Chief Credit Officer, Karen is responsible for credit quality, loan review, special assets, government lending, compliance, and the credit department.

Website Access to Capital Bank Corporation's Filings with the Securities and Exchange Commission

Since becoming an "accelerated filer," all of the Company's electronic filings with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act have been made available at no cost on the Corporation's web site, www.capitalbank-nc.com, as soon as reasonably practicable after the Company filed such material with, or furnished it to, the SEC. The Company's SEC filings are also available through the SEC's web site at www.sec.gov.

Item 2. Properties.

The Company currently leases property located at 4901 Glenwood Avenue, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 21,600 square feet, of which approximately 18,600 square feet is for the Company's principal offices and the remainder for the branch office. In addition to this facility, the Company owns 14 properties throughout North Carolina that are used as branch locations and which are located in Sanford (2), Cary (2), Siler City, Oxford, Warrenton, Woodland, Burlington (3), Graham, Hickory and Raleigh. The Company also leases 10 properties throughout North Carolina that are used as branch locations or mortgage production offices and which are located in Raleigh (2), Sanford, Seaboard, Asheville (2), Cary, Chapel Hill and Greensboro. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm's length bargaining.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2003, there were no matters submitted to a vote of the Company's shareholders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Shares of Capital Bank Corporation common stock are traded on the Nasdaq National Market under the symbol "CBKN." As of March 7, 2004, the Company had approximately 1,628 holders of record of its common stock. The following table sets forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company's common stock:

                                                    Cash
                                                  Dividends
                                                  Per Share
       2003                High         Low       Declared
-----------------------------------------------------------

First Quarter             $14.70       $12.95       $0.05
Second Quarter            $15.98       $13.20       $0.05
Third Quarter             $16.40       $14.10       $0.05
Fourth Quarter            $16.93       $15.09       $0.05

                                                    Cash
                                                  Dividends
                                                  Per Share
       2002                High         Low        Declared
-----------------------------------------------------------

First Quarter             $16.50       $10.70       $0.05
Second Quarter            $16.00       $14.01       $0.05
Third Quarter             $15.30       $14.00       $0.05
Fourth Quarter            $14.89       $12.14       $0.05

Dividend Policy. The Company's shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company's ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during fiscal year 2003, the Company declared and paid quarterly dividends at an annual rate of $0.20 per share. The Company intends to pay approximately 20% of its annual net earnings to shareholders in the form of annual cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company's status as a "well-capitalized" institution under applicable banking laws and regulations.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2003 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except that in June 2003 and December 2003, the Company formed the Trusts and each Trust issued 10,000 of its floating rate capital securities (the "trust preferred securities"), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities.

The Trusts sold their common securities to the Company for an aggregate of $620,000, resulting in total proceeds from each offering equal to $10,310,000 or $20,620,000 in aggregate. The Trusts then used these proceeds to purchase $20,620,000 in principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures").

Following payment by the Company of a placement fee and other expenses of the offering, the Company's net proceeds from the offering aggregated $20 million. The trust preferred securities and the Debentures were issued in a private offering to certain qualified institutional purchasers in accordance with an exemption under Section 4(2) of the Securities Act.

The Company used approximately $1.9 million of the proceeds from the issuance of the Debentures to repurchase 127,500 shares of the Company's common stock during the three months ended June 30, 2003. The Company invested $14.0 million of the remaining proceeds in its Bank subsidiary to support additional earning asset growth. The remaining funds will remain in a money market account for the Company to be used to pay dividends and other Company obligations. For more information about the trust preferred securities and the Debentures, see Notes to Consolidated Financial Statements - Note 11 - Subordinated Debentures.

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

(In thousands except share and per share data)                         As of and for the Years Ended December 31 (1)
                                                             2003           2002            2001            2000           1999
                                                         -------------------------------------------------------------------------
Selected Balance Sheet Data
Cash and Due From Banks                                  $   22,408      $   32,837      $   15,173      $   27,676     $    9,702
Federal Funds Sold                                            3,202          18,696             944             750          1,960
Securities                                                  165,913         155,304          73,702          61,947         46,581
Gross Loans                                                 625,945         600,609         306,891         242,275        159,329
Allowance for Loan Losses                                    11,613           9,390           4,286           3,463          2,328
Total Assets                                                857,734         840,976         406,741         343,620        222,337
Deposits                                                    629,619         644,887         304,443         279,094        163,245
Borrowings                                                  114,591          97,858          50,000          15,000         20,000
Repurchase Agreements                                        11,014          13,081          11,167           9,804          4,818
Shareholders' Equity                                         72,923          75,471          36,983          35,015         31,126

Summary of Operations
Interest Income                                          $   40,440      $   36,244      $   26,173      $   23,751     $   14,553
Interest Expense                                             16,318          15,895          14,701          13,101          7,656
                                                         -------------------------------------------------------------------------
Net Interest Income                                          24,122          20,349          11,472          10,650          6,897
Provision for Loan Losses                                     8,247           4,190           1,215           1,110            924
                                                         -------------------------------------------------------------------------
Net Interest Income After Provision For Loan Losses          15,875          16,159          10,257           9,540          5,973
Other Operating Income                                       10,322           7,987           4,490           2,193          1,260
Other Operating Expense (2)                                  25,165          17,465          11,847           9,596          8,124
                                                         -------------------------------------------------------------------------
Pre-tax Net Income                                            1,032           6,681           2,900           2,137           (891)
Income Tax Expense (Benefit)                                     38           2,374             480             (36)           (40)
                                                         -------------------------------------------------------------------------
Net Income (Loss)                                        $      994      $    4,307      $    2,420      $    2,173     $     (851)
                                                         =========================================================================
Per Share Data
Net Income (Loss) - Basic                                $      .15      $      .79      $      .65      $      .61     $      .22
Net Income (Loss) - Diluted                                     .15             .76             .65             .59           (.23)
Book Value                                                    11.15           11.44           10.28            9.57           8.51
Number of Common Shares Outstanding                       6,541,495       6,595,784       3,597,339       3,658,689      3,658,689

                                                                     As of and for the Years Ended December 31 (1)
                                                               2003           2002             2001         2000         1999
                                                              -----------------------------------------------------------------
Selected Ratios
Return On Average Assets                                        .11%           .66%             .65%         .73%       (0.42)%
Return on Average Shareholders' Equity                         1.34%          7.43%            6.69%        6.21%       (2.68)%
Dividend Payout Ratio                                           133%            26%               0%           0%           0%
Average Shareholders' Equity to Average Total Assets           8.55%          8.89%            9.69%       11.83%       15.81%
Net Interest Margin                                            2.99%          3.32%            3.26%        3.78%        3.61%

(1) Capital Bank opened for business on June 20, 1997. Capital Bank Corporation was formed on March 31, 1999.

(2) Includes non-recurring merger related costs of $90,000 and $1.6 million for years ended December 31, 2000 and 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to aid the reader in understanding and evaluating the results of operations and financial condition of the Company, the Bank and CBIS. In addition, the Company has interest in the Trusts, but the Trusts are not consolidated with the Company per the provisions of FIN 46R. This discussion is designed to provide more comprehensive information about the major components of the Company's results of operations and financial condition, liquidity, and capital resources than could be obtained from reading the financial statements alone. This discussion should be read in conjunction with the Company's consolidated financial statements, the related notes and the selected financial data presented elsewhere in this report.

Safe Harbor Discussion

Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially from the forward looking statements. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the management of the Company's growth, the risks associated with possible or completed acquisitions, the risks associated with the Bank's loan portfolio, competition within the industry, dependence on key personnel, government regulation and the other risk factors described herein under "Risk Factors."

Overview. Capital Bank is a full-service state chartered community bank conducting business primarily in the Research Triangle region and surrounding areas of North Carolina. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of Capital Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company.

In 2001, the Company also formed CBIS, an investment services subsidiary and agreed to acquire an independent branch brokerage office located in Raleigh, North Carolina. CBIS made available a full range of non-deposit investment services to individuals and corporations, including the customers of the Bank through the third quarter of 2003. At that time, the Company made the decision to discontinue the operations of CBIS.

As of December 31, 2003 the Company conducted no business other than holding stock in the Bank, CBIS, and each of the Trusts. As a community bank, the Bank's profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by its provision for loan losses, other operating income, and other operating expenses.

In fiscal 2003, the Bank dealt with credit quality issues from a small number of large loans. Also, during the second half of the year, the Company announced changes in its executive leadership team including the resignation of the Company's Chief Executive Officer and Chief Financial Officer (effective at the end of the fiscal year). However, the Company has assembled a new leadership team which includes the new positions of Chief Operating Officer, Chief Accounting Officer, Retail Banking Executive, Director of Operations and Human Resources Manager and the Company has replaced its Chief Credit Officer. With a new leadership team in place and the continued dedication of its employees and its strong board of directors, the Company is confident that it can remain focused on its core goals of being performance driven, community focused and dedicated to providing exceptional value to its customers and shareholders.

Critical Accounting Policies and Estimates. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      o Loan Loss Reserves - The Company records estimated loan loss reserves based on known problem loans and estimated deficiencies in the existing loan portfolio. The reserve calculation takes into account historic write-off trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

      o Investments - The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

      o Valuation Allowances - The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      o Purchase Accounting for Business Combinations - The Company accounts for all business combinations using the purchase method of accounting. As a result, net assets acquired are recorded at fair value at the date of acquisition and the historical costs basis of individual assets and liabilities are adjusted to reflect their fair value.

      o Goodwill - Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. Identified intangible assets are amortized on a straight-line basis. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied value.

      o Impairment of Long-Lived Assets - Long-lived assets, including identified intangible assets, are evaluated for impairment if events or circumstances indicate a possible impairment. Such evaluations are based on undiscounted cash flow projections. The disposal of long-lived assets is measured based on the lower of the book or fair value less the costs to sell.

Results of Operations. The Company reported net income of $994,000, $4.3 million, and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. On a fully diluted per share basis, net income for 2003, 2002, and 2001 was $.15, $.76 and $.65, respectively.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased from $20.3 million in 2002 to $24.1 million in 2003, an increase of $3.8 million or 19%. The increase during the period is primarily due to increases in the average volume of interest-bearing assets and liabilities as the Bank has experienced internal growth. The increase was negatively affected by a decline in market rates during 2003. Rates dropped by 25 basis points in July 2003. In 2002, the Federal Reserve held interest rates steady for a majority of the year, but made one move in November that resulted in an additional 50 basis point drop in the prime rate to 4.25%. In addition, during 2001, the prime rate dropped from 9.00% in January to 4.75% in December with a decline in rates of at least 25 basis points in every month of 2001 except July as the Federal Reserve made 11 separate moves to reduce interest rates in efforts to stimulate the economy. The Company has felt the effects of these changes over an extended period of time due to the long term repricing or maturity dates of some of its assets and liabilities. Since the Bank's loan portfolio adjusts with prime at a faster rate than the deposit portfolio, the declining rate environments have a negative effect on net interest spread and net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets in 2003 were $807.8 million, up 32% when compared to $612.2 million for 2002. The net interest margin was 2.99% in 2003, a 33 basis point decline from the 2002 net interest margin of 3.32%. Net interest spread was 2.78% and 3.03% for 2003 and 2002, respectively.

Interest income increased 12% in 2003 to $40.4 million from $36.2 million in 2002. This increase is primarily due to the growth in the Bank's loan portfolio. The average yield on interest-earning assets for 2003 was 5.01%, a decline of 91 basis points from the 2002 yield of 5.92%. The decrease in average yield during 2003 was primarily attributable to the overall decline in market rates as explained above. The average loan portfolio as a percentage of earning assets was 78% in 2003, up 1% from 2002. The average balances of loans, which had yields of 5.43% and 6.30% for 2003 and 2002, respectively, increased from $470.1 million in 2002 to $632.1 million in 2003. The average balances of federal funds and other short-term investments decreased from $22.3 million in 2002 to $16.7 million in 2003, and the average yield in this category dropped 52 basis points from 1.66% to 1.14% over the same time period. Investment yield decreased from 5.23% in 2002 to 3.71% in 2003. This decrease reflects the results of the decline in market interest rates over the last three years as mortgage backed security ("MBS") pay-downs increased significantly when the borrowers making up the underlying securities moved to refinance their mortgages. Increases in MBS payment speeds accelerated the amortization of premiums associated with the purchases and dropped the investment yield.

Interest expense increased 3% in 2003 to $16.3 million from the $15.9 million recorded during 2002. This increase is primarily due to a significant increase in average interest-bearing deposits, which went from $463.3 million in 2002 to $600.9 million in 2003. In addition, average borrowed funds increased year over year from $72.7 million in 2002 to $110.3 million in 2003. Also, during 2003 the Company incurred junior subordinated debt associated with two trust preferred securities offerings. See Notes to Consolidated Financial Statements - Note 11 - Subordinated Debentures. The income effects of increases in volume were significantly offset by declines in rates during the period. The average rates on interest-bearing deposits decreased from 2.71% in 2002 to 2.01% in 2003. The decrease in average rates during 2003 is reflective of the overall decrease in market rates offered during 2003 as compared to the previous year. As previously mentioned, the Bank's loan portfolio adjusted with prime at a faster rate than the deposit portfolio as a result of the Federal Reserve's actions to decrease interest rates. Much of the effect of the rapid rate declines of 2001 did not take place on the deposit portfolio until 2002 and 2003. In particular, the average rate on time deposits, which represented 54% of all interest bearing liabilities during 2003, dropped 73 basis points in 2003 from 3.25% in 2002 to 2.52% in 2003.

The following two tables set forth certain information regarding the Company's yield on interest-earning assets and cost of interest-bearing liabilities and the component changes in net interest income. The first table reflects the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. The second table presents further information on those changes.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                             (Dollars in thousands)

                                         Year Ended December 31, 2003   Year Ended December 31, 2002    Year Ended December 31, 2001
                                         -------------------------------------------------------------------------------------------
                                          Average    Amount   Average   Average    Amount    Average    Average     Amount   Average
                                          Balance    Earned     Rate    Balance    Earned      Rate     Balance     Earned     Rate
                                         -------------------------------------------------------------------------------------------
Assets
Loans receivable: (1)
  Commercial                             $470,147   $ 24,563    5.22%   $324,900   $19,573     6.02%   $ 191,215   $14,772    7.73%
  Consumer                                 49,367      3,261    6.61%     36,408     2,852     7.83%      25,467     2,267    8.90%
  Home equity                              49,686      2,631    5.30%     39,483     2,368     6.00%      26,323     2,012    7.64%
  Residential mortgages                    62,925      3,897    6.19%     69,267     4,808     6.94%      24,280     1,931    7.95%
                                         -------------------------------------------------------------------------------------------
Total loans                               632,125     34,352    5.43%    470,058    29,601     6.30%     267,285    20,982    7.85%
Investment securities                     159,030      5,898    3.71%    119,925     6,273     5.23%      71,748     4,674    6.51%
Federal funds sold and other
    interest on short term investments     16,676        190    1.14%     22,259       370     1.66%      13,207       517    3.91%
                                         -------------------------------------------------------------------------------------------
Total interest earning assets             807,831   $ 40,440    5.01%    612,242   $36,244     5.92%     352,240   $26,173    7.43%
                                                    ================               ================                ===============
Cash and due from banks                    20,715                         15,965                           9,679
Other assets                               47,505                         30,871                          15,409
Reserve for loan losses                   (10,521)                        (7,157)                         (3,980)
                                         --------                       --------                       ---------
Total assets                             $865,530                       $651,921                       $ 373,348
                                         ========                       ========                       =========

Liabilities and Equity
Savings deposits                         $ 18,833   $     71    0.38%   $ 19,103   $   170     0.89%   $   6,283   $    92    1.46%
Interest-bearing demand deposits          188,624      2,087    1.11%    147,427     2,746     1.86%      77,872     2,417    3.10%
Time deposits                             393,401      9,912    2.52%    296,790     9,651     3.25%     187,207    10,416    5.56%
                                         -------------------------------------------------------------------------------------------
Total interest bearing deposits           600,858     12,070    2.01%    463,320    12,567     2.71%     271,362    12,925    4.76%
Borrowed funds                            110,286      3,913    3.55%     72,714     3,118     4.29%      26,288     1,427    5.43%
Subordinated Debt                           7,123        248    3.48%         --        --     0.00%          --        --    0.00%
Repurchase agreements                      14,278         87    0.61%     14,254       210     1.47%      10,966       349    3.18%
                                         -------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      732,545   $ 16,318    2.23%    550,288   $15,895     2.89%     308,616   $14,701    4.76%
                                                    ================               ================                ===============
Non-interest bearing deposits              50,489                         35,064                          24,312
Other liabilities                           8,523                          8,610                           4,231
                                         --------                       --------                       ---------
Total liabilities                         791,557                        593,962                         337,159
Shareholders' equity                       73,973                         57,959                          36,189
                                         --------                       --------                       ---------
 Total liabilities and equity            $865,530                       $651,921                       $ 373,348
                                         ========                       ========                       =========

Net interest spread (2)                                         2.78%                          3.03%                          2.67%
Net interest income and net
  interest margin (3)                               $ 24,122    2.99%              $20,349     3.32%               $11,472    3.26%
                                                    ================               ================                ===============

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

                         Rate & Volume Variance Analysis

                                                     Years Ended                                      Years Ended
                                                  December 31, 2003                                December 31, 2002
                                                       vs. 2002                                         vs. 2001

                                                                 Rate/                                           Rate/
(Dollars in thousands)                  Volume      Rate        Volume       Total       Volume      Rate       Volume      Total
                                       Variance   Variance     Variance     Variance    Variance   Variance    Variance    Variance
                                       ---------------------------------------------    -------------------------------------------
Interest Income:
Loans receivable                       $ 10,206   $ (4,056)    $ (1,399)    $  4,751    $ 15,918   $ (4,150)   $ (3,149)   $  8,619
Investment securities                     2,045     (1,825)        (595)        (375)      3,138       (921)       (618)      1,599
Federal funds sold                          (93)      (116)          29         (180)        354       (297)       (204)       (147)
                                       ---------------------------------------------    -------------------------------------------
   Total interest income                 12,158     (5,997)      (1,965)       4,196      19,410     (5,368)     (3,971)     10,071
                                       ---------------------------------------------    -------------------------------------------
Interest Expense:
Savings and interest-bearing
  demand deposits and other                 717     (1,184)        (291)        (758)      2,456     (1,035)     (1,014)        407
Time deposits                             3,142     (2,174)        (707)         261       6,097     (4,328)     (2,534)       (765)
Borrowed funds                            1,611       (538)        (278)         795       2,520       (300)       (529)      1,691
Subordinated debt                           248         --           --          248          --         --          --          --
Repurchase agreements                        --       (123)          --         (123)        105       (187)        (57)       (139)
                                       ---------------------------------------------    -------------------------------------------
   Total interest expense                 5,718     (4,019)      (1,276)         423      11,178     (5,850)     (4,134)      1,194
                                       ---------------------------------------------    -------------------------------------------
Increase (decrease) in net interest
   income                              $  6,440   $ (1,978)    $   (689)    $  3,773    $  8,232   $    482    $    163    $  8,877
                                       =============================================    ===========================================

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for probable loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 2003 and 2002, amounts expensed as loan loss provisions were $8.2 million and $4.2 million, respectively. The amount of the allowance for loan losses is established based on management's estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. This estimate is regularly reviewed and modified, as necessary. Loans of $750,000 or more are subject to specific review for impairment in accordance with Statement of Financial Accounting Standards No. 114. The allowance for loan losses was $11.6 million and $9.4 million on December 31, 2003 and 2002, respectively, and represented approximately 1.86% and 1.56% of total loans outstanding on those dates.

The Company experienced higher loan charge offs during 2003 when compared to the previous year. Management believes that this is due in part to a weakened economy and in part to some large credit issues identified in the second quarter of 2003. As a result of these credit issues, management engaged two independent credit review firms in the latter part of 2003 to perform a detailed analysis of the Bank's loan portfolio. As a result of the review, management identified loans during that period aggregating approximately $2.7 million that were classified as a loss. In addition, management significantly increased its internal loan watch list. During 2003, the Company charged off an aggregate of $6.0 million in loans, net of $862,000 in recoveries. Of that amount, $4.3 million related to five business customer relationships. During 2002, the Company charged off $3.7 million in loans, net of $336,000 in recoveries.

Also as a result of the loan review, the Company effected certain changes to try to protect against such credit losses going forward, including procedural changes in the loan approval and credit review processes, changes in individual lending limits and centralization of the Company's lending functions into one facility. The Company has also added a lender support area where all consumer loans are centrally underwritten and approved. In addition, a new position was created, Chief Operating Officer, to manage the lending and credit functions of the Company and to run the day to day operations of the Bank.

Management has allocated the allowance for loan losses by category. This allocation is based on management's assessment of the risk associated with the different types of lending activities.

                                                       At December 31,
                                 -------------------------------------------------------------
(Dollars in thousands)                      2003                              2002
                                 -------------------------------------------------------------
                                  Allowance     % of Loans to       Allowance    % of Loans to
                                    Amount       Total Loans          Amount      Total Loans
                                 -------------------------------------------------------------
Commercial                       $    9,885              76%        $   7,309              71%
Consumer                              1,012               7%            1,105               9%
Residential mortgages                   210               8%              468              12%
Equity lines                            506               9%              508               8%
                                 ---------------------------        --------------------------
                                 $   11,613             100%        $   9,390             100%
                                 ===========================        ==========================

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

                       Analysis of Reserve for Loan Losses

                                                                                      As of and For the
                                                                                         Years Ended
                                                                                        December, 31
                                                                              ----------------------------------
(Dollars in thousands)                                                          2003         2002         2001
                                                                              ----------------------------------
Average amount of loans outstanding, net of unearned income                   $632,125     $470,058     $267,285
Amount of loans outstanding at year end, net of unearned income                625,945      600,609      306,891

Reserve for loan losses:
      Balance at beginning of period                                          $  9,390     $  4,286     $  3,463
      Adjustment for loans acquired                                                 --        4,593           --
      Loans charged off:
          Commercial                                                             5,631        3,545          273
          Consumer                                                                 637          470          144
          Equity                                                                     5           --           --
          Mortgage                                                                 613           --           --
                                                                              ----------------------------------
             Total chargeoffs                                                    6,886        4,015          417
                                                                              ----------------------------------
      Recoveries of loans previously charged off:
          Commercial                                                               797          263           17
          Consumer                                                                  58           73            8
          Mortgage                                                                   7           --           --
                                                                              ----------------------------------
             Total recoveries                                                      862          336           25
                                                                              ----------------------------------
      Net loans charged off                                                      6,024        3,679          392
                                                                              ----------------------------------
      Provision for loan losses                                                  8,247        4,190        1,215
                                                                              ----------------------------------
      Balance at December 31                                                  $ 11,613     $  9,390     $  4,286
                                                                              ==================================

      Ratio of net chargeoffs to average loans outstanding during the year        0.95%        0.78%        0.15%
                                                                              ==================================

The following table shows the total of the nonperforming assets in the Company's portfolio as of December 31, 2003 and 2002. Loans deemed to be impaired at December 31, 2003 and 2002 amounted to $3.0 million and $1.2 million, respectively. Average impaired loans during 2003 and 2002 were $3.2 million and $2.2 million, respectively.

(Dollars in thousands)                          2003                 2002
                                              ---------            --------
Nonperforming assets:
      Nonaccrual loans - Commercial           $   3,766            $  1,015
      Nonaccrual loans - Consumer                 1,702                 239
      Nonaccrual loans - Mortgage                 2,271               1,371
      Nonaccrual loans - Equity lines               271                 422
                                              ---------            --------
          Total nonaccrual loans                  8,010               3,047
      Foreclosed properties                         978                 947
                                              ---------            --------
          Total nonperforming assets          $   8,988            $  3,994
                                              =========            ========

Nonperforming assets to:
      Loans outstanding at end of year             1.44%               0.66%
      Total assets at end of year                  1.05%               0.48%

Other Operating Income. Other operating income was $10.3 million and $8.0 million for years ended December 31, 2003 and 2002, respectively, an increase of 29%. The increase in other operating income for 2003 is primarily attributable to increases in fees associated with deposit accounts and a large increase in fees associated with the Company's mortgage loan origination activities. The large increase in fees associated with the mortgage loan origination activities was a direct result of attractive mortgage rates during 2003 and 2002 due to the lower interest rate environment. Mortgage loan origination fees increased from $3.3 million during 2002 to $4.9 million for 2003. Fees associated with deposit accounts increased primarily as a result of the increased volume of average deposit accounts. However, the total average deposit base increased from $498.4 million in 2002 to $651.3 million in 2003. Service charges and fees have increased from $2.4 million in 2002 to $2.9 million in 2003. Total service charges and fees as a percent of the average total deposit base dropped from ..47% in 2002 to .43% in 2003. Finally, the Company realized gains of $442,000 on the sale of investment securities during 2003 versus a realized gain of $981,000 in 2002.

Other Operating Expense. Other operating expense represents the overhead expenses of the Company. Management regularly monitors all categories of other operating expense in an attempt to improve productivity and operating performance. Other operating expense increased 44% to $25.2 million in 2003 from $17.5 million in 2002. The increase in 2003 reflects a full year of expenses associated with the integration of the four additional branches in connection with the acquisition of First Community Corporation in January 2002 and three additional branches in connection with the acquisition of High Street Corporation in December 2002. At December 31, 2002 there were 21 branches and the average number of full time equivalent employees was 173. At December 31, 2003 there were 21 branches and the average number of full time equivalent employees was 218.

Specific categories of expenses and related causes for increases are as follows:

Salary and employee benefits expense for the years ended December 31, 2003 and 2002 were $13.9 million and $9.8 million, respectively. Increases were the result of additional personnel hired as new branches and departments were added or obtained through acquisition as discussed above. In addition, during 2003 the Company incurred $1.2 million in severance expenses related to certain executive and senior officers who separated from the Company. Commission expense increased from $1.6 million in 2002 to $2.2 million in 2003. Because these commissions are driven by the underlying mortgage fee income, the increase, $600,000, or 38%, closely related to the 44% increase in mortgage origination fees.

Occupancy expense increased from $1.6 million in 2002 to $2.2 million in 2003. The increase was primarily a result of lease expenses associated with new locations and additional space needed for expansion of existing departments. Furniture and equipment expense increased from $1.1 million in 2002 to $1.5 million in 2003 due to the increase in these assets needed for the new locations and general expansion. Other operating expenses increased from $3.0 million in 2002 to $5.0 million in 2003. The increases in other operating expenses from 2002 to 2003 included a 76% increase in telephone expenses from $191,000 to $337,000, a 37% increase in postage from $256,000 to $351,000, and a 25%
increase in public relations and advertising costs from $578,000 to $721,000. In addition, courier costs, or those costs associated with getting customer transactions to the Bank's outside processing center, increased due to the additional branches being serviced by such couriers. All such increases were a direct result of a full year of expense on the new branches or expansion of existing departments and were within management's expected ranges. In the third quarter of 2003, the Bank also incurred write downs of the carrying value of certain real estate held for sale of $310,000.

Provision for Income Taxes. Throughout 2002, the Company recorded income tax expenses of $2.4 million. The Company recorded an income tax expense of $38,000 in 2003. The decrease in income tax expense was primarily the result of the loss recorded in the third quarter of 2003 and an overall drop in net taxable income. The third quarter loss reflects the significant charge-offs, the increase in the allowance for loan losses and the related loan loss provision recorded during that period. The overall effective rate dropped from 35.5% in 2002 to 3.7% in 2003. That rate reflects the impact of permanent differences such as nontaxable municipal bond interest on a smaller net income base. Total permanent differences in 2003 were $1.0 million in 2003 compared to $536,000 in 2002. The largest single component of this increase was an increase in municipal bond interest, which increased from $532,000 in 2002 to $997,000 in 2003.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Interest Income. Net interest income increased between 2001 and 2002 by $8.8 million or 77% from the 2001 amount of $11.5 million. The increase during the period is primarily due to significant increases in the average volume of interest-bearing assets and liabilities as the Bank experienced rapid growth both internally and through acquisition during 2002. The increase was negatively affected by a rapid and significant decline in market rates during 2001 and slight declines again in 2002. During 2001, the prime rate dropped from 9.00% in January to 4.75% in December and dropped an additional 50 basis points in November 2002 to 4.25%. Though rates remained somewhat steady during 2002, net interest income was affected by an entire year of the lower rates put in place during 2001.

Interest income in 2002 was $36.2 million, a 38% increase from the $26.2 million earned in 2001. This increase is primarily due to the significant growth in the Company's loan portfolio due to the internal growth and acquisitions occurring in 2002. The average yield for 2002 was 5.92%, down 151 basis points from 7.43% in 2001. The decrease in average yield during 2002 was primarily attributable to the overall decline in market rates as explained above. The average loan portfolio as a percentage of earning assets was 77% in 2002, up 1% from 2001. The average balances of loans, which had yields of 6.30% and 7.85% for 2002 and 2001, respectively, increased from $267.0 million in 2001 to $470.1 million in 2002. The average balances of federal funds and other short-term investments grew from $13.2 million in 2001 to $22.3 million in 2002, but the average yield in this category dropped 225 basis points from 3.91% to 1.66% over the same time period. Investment yield decreased from 6.51% in 2001 to 5.23% in 2002. This decrease reflects the results of the decline in market rates over the last two years. This decrease was also attributable to a large number of federal agency bonds with high yields that were purchased at discounts in previous years being called during 2001 by the various agencies associated with the investment. When those bonds were called, the associated discounts were taken into income as yield adjustments. During 2001, investments with a par value of $28.0 million were called with $243,000 in discounts remaining at call date, all of which was taken into income as yield adjustments.

Interest expense increased 8% in 2002 to $15.9 million from the $14.7 million recorded during 2001. This increase is primarily due to a significant increase in average interest-bearing deposits, which went from $271.4 million in 2001 to $463.3 million in 2002. In addition, average borrowed funds increased year over year from $26.3 million in 2001 to $72.7 million in 2002. The income effects of increases in volume were partially offset by declines in rates during these periods. The average rates on interest-bearing deposits decreased from 4.76% in 2001 to 2.71% in 2002. The decrease in average rates during 2002 is reflective of the overall decrease in market rates offered during 2002 as compared to the previous year. As previously mentioned, the Bank's loan portfolio adjusted with prime at a faster rate than the deposit portfolio as a result of the Federal Reserve's actions to decrease interest rates in 2001. Much of the effect of their actions on the deposit base took place in 2002. In particular, the average rate on time deposits, which represented 54% of all interest bearing liabilities during 2002, dropped 231 basis points from 5.56% in 2001 to 3.25% in 2002.

Provision for Loan Losses. In 2002 and 2001, amounts expensed as loan loss provisions were $4.2 million and $1.2 million, respectively. The increase between the periods is the result of the growth of the loan portfolio from 2001 to 2002 as average loans increased from $267.3 million in 2001 to $470.1 million in 2002.

During 2002, the Company charged off $3.7 million in loans, net of $336,000 in recoveries. Charge-offs in 2001 amounted to $392,000, net of $25,000 in recoveries.

Other Operating Income. Other operating income was $8.0 million and $4.5 million for years ended December 31, 2002 and 2001, respectively, an increase of 78%. The increase in other operating income for 2002 is primarily attributable to increases in fees associated with deposit accounts and a large increase in fees associated with the Company's mortgage loan origination activities. The large increase in fees associated with the mortgage loan origination activities was a direct result of attractive mortgage rates during 2002 due to the lower interest rate environment. Mortgage loan origination fees increased from $2.0 million in 2001 to $3.3 million during 2002. Fees associated with deposit accounts increased primarily as a result of the increased volume of deposit accounts. Total service charges and fees as a percent of the deposit base dropped from ..57% in 2001 to .36% in 2002. However, the addition of a new overdraft checking privilege program called Bounce Free checking, which the Company added during the second quarter of 2001, substantially increased fee income from the previous year. Service charges and fees, which include the Bounce Free checking program, increased from $1.7 million in 2001 to $2.4 million in 2002. Finally, the Company realized gains of $981,000 on the sale of investment securities during 2002 versus a realized gain of $190,000 in 2001.

Other Operating Expense. Other operating expense increased 52% to $18.0 million in 2002 from $11.8 million in 2001. The increase in 2002 reflects the additional operating costs associated with growth as the Bank added more staff to handle increases in volume of business as a result of internal growth and the acquisition of two other financial institutions during the year. At December 31, 2001 there were 14 branches and 127 full time equivalent employees. During 2002, the Bank added 7 branches through acquisition and accompanying support personnel, expanded both the commercial lending area and the mortgage origination group, and had an overall increase in the volume of transactions processed and the number of customers. At December 31, 2002 there were 21 branches and 231 full time equivalent employees.

Specific categories of expenses and related causes for increases are as follows:

Salary and employee benefits expense for the years ended December 31, 2002 and 2001 were $9.8 million and $6.3 million, respectively. The increases were the result of additional personnel hired as new branches and departments were added or obtained through acquisition as discussed above.

Occupancy expense increased from $1.2 million in 2001 to $1.6 million in 2002. The increase was primarily a result of lease expenses associated with new locations and additional space needed for expansion of existing departments. Furniture and equipment expense increased from $703,000 in 2001 to $1.1 million in 2002 due to the increase in these assets needed for the new locations and general expansion. Other operating expenses increased from $3.0 million in 2002 to $5.0 million in 2003. The increases in other operating expenses from 2001 to 2002 included a 53% increase in telephone expenses from $125,000 to $191,000, a 43% increase in postage from $178,000 to $256,000, and a 68% increase in public relations and advertising costs from $346,000 to $578,000. In addition, courier costs, or those costs associated with getting customer work to the Bank's outside processing center, increased due to the additional branches being serviced by such couriers. All such increases were a direct result of the new branches or expansion of existing departments and were within management's expected ranges.

Provision for Income Taxes. During 2001, the Company reversed valuation allowances on deferred tax assets resulting in a one-time net tax benefit of $356,000. That benefit was offset by additional tax expenses during 2001 to leave a net tax expense during that year of $480,000. Throughout 2002, the Company was fully taxable and recorded a tax expense of $2.4 million.

Financial Condition. The Company's financial condition is measured in terms of its asset and liability composition, asset quality, capital resources, and liquidity. The growth and composition of assets and liabilities during 2003 and 2002 reflected the integration of the four additional branches in connection with the acquisition of First Community Financial Corporation in early 2002 and three additional branches in connection with the acquisition of High Street Corporation in December 2002 as well as the Company's internal business development activities. Through 2002, the Company had not engaged in investment strategies involving derivative financial instruments. In 2003, the Company entered into interest rate swap agreements to manage interest rate risk. See
Item 7A. Quantitative and Qualitative Disclosure About Market Risk and Notes to Consolidated Financial Statements - Note 10 - Derivative Financial

Instruments. Asset and liability management is conducted without the use of forward-based contracts, options, or other synthetic financial instruments derived from the value of an underlying asset, reference rate, or index.

Total assets were $857.7 million and $841.0 million at December 31, 2003 and 2002, respectively. The increase in total assets of $16.7 million in 2003, or 2%, reflects slight internal growth as the Company completed no acquisitions during 2003. The largest component of asset growth was the increase in loans.

Total liabilities increased from $765.5 million in 2002 to $784.7 million in 2003. The primary cause for the increase between the periods is an increase in borrowings of $16.7 million and debt resulting from the issuance by the Company of subordinated debentures as the Company has used these sources to fund loan growth during a declining deposit period.

Stockholders' equity decreased from $75.5 million in 2002 to $72.9 million in 2003. The decrease is due in part to a stock buyback program, whereby the Company acquired $2.7 million worth of its outstanding stock, and in part to payment of $1.3 million in dividends. Net income for 2003 of $994,000 was offset by unrealized depreciation in the fair values of investments of $916,000 as a result of the changing interest rate environment.

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including non-interest-bearing and interest-bearing cash and federal funds sold, decreased from $51.5 million in 2002 to $25.6 million in 2003. The decrease is primarily the result of growth in loans and investments and the outlay of cash needed to fund those loans and purchase those investments exceeding growth in deposits and borrowings.

Loan Portfolio. Total loans were $625.9 million and $600.6 million as of December 31, 2003 and 2002, respectively. Loan growth was slow compared to prior years though all increases were the result of internal growth as the Company completed no acquisitions in 2003. Accordingly, the Company's business development activities were key factors in the growth of the loan portfolio during 2003. At December 31, 2003, commercial loans, mortgage loans, consumer loans, and equity lines were $474.3 million, $50.2 million, $42.9 million, and $58.4 million, respectively. At December 31, 2002, commercial loans, mortgage loans, consumer loans, and equity lines were $430.9 million, $72.7 million, $51.1 million, and $45.9 million, respectively. The commercial loan portfolio is comprised mainly of loans to small and mid-sized businesses with revenues up to $25 million. There were no significant concentrations of credit to any one industry, class, or category. The following table reflects the maturities of the commercial loan portfolio and the mix of the commercial loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes.

            (Dollars in thousands)
            Commercial loans:
                Due within one year                     $146,566
                Due one through five years               260,919
                Due after five years                      66,832
                                                        --------
                                                        $474,317
                                                        ========

            Commercial loans due after 1 year:
                Fixed rate                              $136,409
                Variable rate                            191,342
                                                        --------
                                                        $327,751
                                                        ========

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

Management charged off loans totaling $6.0 million, $3.7 million, and $392,000 net of recoveries, as uncollectible during 2003, 2002 and 2001, respectively. The large increase in the 2003 amount was the result of five large commercial loan relationships that totaled $4.3 million, or 72% of the total amount charged off, as well as continued softening in the economy and isolated instances of specific business problems. At December 31, 2003 and 2002, the allowance for loan losses as a percentage of total loans was 1.86% and 1.56%, respectively. Management believes the allowance for loan losses of $11.6 million at 2003 provides adequate coverage of the probable losses in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. On December 31, 2003 and 2002, investments totaled $160.2 million and $150.3 million, respectively. At December 31, 2003 and 2002, all investments were classified as "available for sale". This classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth. The following table reflects the debt securities by contractual maturities as of December 31, 2003. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     Securities Available For Sale Portfolio

(Dollars in thousands)           1 Year or Less        1 - 5 Years         5 - 10 Years     10 or More Years            Total
                                ---------------------------------------------------------------------------------------------------
                                 Amount    Yield    Amount      Yield     Amount   Yield     Amount    Yield      Amount      Yield
                                ---------------------------------------------------------------------------------------------------
US Agency securities            $    --      --    $  9,129     4.04%    $ 21,374   4.43%   $   4,823   4.30%   $  35,326     4.26%
Municipal bonds (1)                  --      --          --       --        7,274   5.94%      18,109   6.42%      25,383     6.28%
Mortgage-backed securities           43    9.09%      2,339     4.77%      16,621   4.12%      80,504   4.62%      99,507     4.54%
                                -------            --------              --------           ---------           ---------
                                $    43            $ 11,468              $ 45,269           $ 103,436           $ 160,216
                                =======            ========              ========           =========           =========

(1) Municipal bonds shown at tax equivalent yield.

Money Market Investments and Federal Funds. At December 31, 2003 and 2002, the Company had $3.8 million and $32.6 million, respectively, in short-term money market investments and federal funds. These figures include interest-bearing cash accounts. The decrease between the periods was the result of a need to use interest earning cash and Fed Funds to fund a growth in loans during a period when deposits were declining.

Liabilities. During 2003 and 2002, the Company relied on deposits, advances from the Federal Home Loan Bank, repurchase agreements, proceeds from the issuance of subordinated debentures in connection with trust preferred securities offerings and excess liquidity to fund its earning assets.

Deposits. Total deposits decreased from $644.9 million at December 31, 2002 to $629.6 million at December 31, 2003. Of these amounts, $50.2 million and $58.3 million were in the form of non-interest-bearing demand deposits at December 31, 2002 and 2003, respectively, and $594.6 million and $571.3 million were in the form of interest-bearing deposits at December 31, 2002 and 2003, respectively. Balances in certificates of deposit of $100,000 and over were $119.5 million and $103.1 million at December 31, 2002 and 2003, respectively. Management believes that the decline in deposits is due primarily to investors moving funds to the stock market to take advantage of higher returns.

The following table reflects the maturities of certificates of deposit of $100,000 and over as of December 31, 2003:

           Maturity                                            Average
           (Dollars in thousands)                   Amount      Rate
                                                  --------------------
           Three months or less                    $26,353        2.14%

           Over three months to six months          24,347        2.14%
           Over six months to twelve months         30,106        2.78%
           Over twelve months                       22,338        3.19%
                                                  --------------------
                                                  $103,144        2.55%
                                                  ====================

Debt. At December 31, 2003 and 2002, the Company's outstanding advances with the Federal Home Loan Bank were $114.6 million and $97.9 million, respectively. During the year ended December 31, 2003, the maximum outstanding advances were $114.6 million. The Company had average outstanding FHLB advances of $110.3 million and $72.7 million with weighted average rates of 3.55% and 4.29% at December 31, 2003 and 2002, respectively. These advances were used to provide additional funding at favorable rates to accommodate loan growth.

Capital Resources. Total shareholders' equity for 2003 and 2002, excluding unrealized gains net of taxes on available for sale securities of $377,000 in 2003 and $1.3 million in 2002, was $72.5million and $74.2 million, respectively. Equity decreased primarily as a result of a stock buyback program as described above. In addition, the Company paid cash dividends of $0.20 per share during 2003 and 2002. At December 31, 2003, the Company had a leverage ratio of 8.71%, a Tier 1 capital ratio of 10.68%, and a risk based capital ratio of 12.13%. These ratios exceed the federal regulatory minimum requirements for a "well capitalized" bank.

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

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. At December 31, 2003, the Company met all of its liquidity requirements.

The Company had $25.6 million in its most liquid assets, cash and cash equivalents at December 31, 2003. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $599.4 million or 69.9% of total assets at December 31, 2003. At December 31, 2002, core deposits and equity capital totaled $600.9 million or 71.5% of total assets.

The Company's liquidity can best be demonstrated by an analysis of its cash flows. In 2003, subordinated debentures issued in connection with a trust preferred securities offering were utilized to fund $20.1 million in new internal loan growth. In addition, the Company had other financing activities including additional borrowings from the Federal Home Loan Bank of $16.7 million. These sources of funds helped to offset a net decrease in deposits of $15.3 million. Operating activities also provided $16.8 million of liquidity for the year ended December 31, 2003, compared to $911,000 and $3.4 million in 2002 and 2001, respectively. The principal elements of operating activities are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of and cash flows from investment securities. During 2003 and 2002, due to the declining interest rate environment, the cash flow from mortgage-backed securities accelerated as borrowers holding the underlying mortgages refinanced and certain securities with call features were called. The cash received from these events, combined with maturities, amounted to $103.6 million, compared to $76.6 million in 2002 and $53.8 million in 2001. As of December 31, 2003, the Company had approximately $43,000 of investment securities that mature in 12 months. During 2003, the Company purchased $116.5 million of investment securities to replace the securities sold, called or matured during the same period and to meet liquidity needs.

Additional sources of liquidity are available to the Bank through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of December 31, 2003, the Bank had a maximum borrowing capacity of $171.5 million through the Federal Home Loan Bank of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of Federal Home Loan Bank stock owned by the borrowing bank. At December 31, 2003, the Bank owned $5.7 million worth of Federal Home Loan Bank stock or five percent of its outstanding advances of $114.6 million. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on the Bank's qualifying assets.

The following table reflects expected maturities of contractual obligations and expected expirations of ongoing commitments that affect the Company's liquidity.

                                                           Payments Due By Period
                                          ---------------------------------------------------------
                                          Less Than     1 - 3       3 - 5     More Than
(In thousands)                              1 Year      Years       Years      5 Years       Total
                                          ---------------------------------------------------------
Contractual Obligations
FHLB Advances                              $ 17,000    $  5,000    $  5,000    $ 87,591    $114,591
Subordinated Debentures                          --          --          --      20,620      20,620
Operating Leases                                970       1,805       1,680       6,607      11,062
                                          ---------------------------------------------------------
                                           $ 17,970    $  6,805    $  6,680    $114,818    $146,273
                                          =========================================================

                                                    Amount of Commitment Expiration by Period
                                          ---------------------------------------------------------
                                          Less Than     1 - 3       3 - 5     More Than     Total
                                            1 Year      Years       Years      5 Years    Committed
                                          ---------------------------------------------------------
Commercial Commitments
Commercial Letters of Credit              $   1,635    $     --    $     --    $     --    $  1,635
Other Commercial Loan Commitments            38,838       4,409       3,054       6,345      52,646
                                          ---------------------------------------------------------
                                          $  40,473    $  4,409    $  3,054    $  6,345    $ 54,281
                                          =========================================================

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

      We Are Exposed to Risks in Connection with the Loans We Make

      A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. During 2003, the Company was required to reclassify one large commercial borrowing relationship as a loss, which relationship consisted of three loans to a furniture accessories import company and its owner in the aggregate total of $2.5 million. The loan was included in the portfolio of High Street Corporation, which the Company acquired in December 2002.

      We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. During 2003, as a result of the reclassification, management engaged two independent credit review firms to perform a detail analysis of the Bank's loan portfolio. As a result of the review, management significantly increased its internal loan watch list and effected certain changes to try to protect against such credit losses going forward, including procedural changes in the loan approval and credit review processes, changes in individual lending limits and centralization of the Company's lending functions into one facility. The Company has also added a lender support area where all consumer loans are centrally underwritten and approved and created a new position of Chief Operating Officer to manage the lending and credit functions of the Company and to run the day to day operations of the Bank.

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

Recent Accounting Developments. Please refer to Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Accounting Policies for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company hopes to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company's most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts and ensuring a proper maturity combination of assets and liabilities. The goal of these activities is the development of maturity and repricing opportunities in the Company's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Company's Asset/Liability Committee ("ALCO"), made up of members of management and the Board, monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to ensure proper fixed and variable-rate mixes under several interest rate scenarios.

The asset/liability management process is intended to accomplish relatively stable net interest margins and assure liquidity by coordinating the amounts, maturities, or repricing opportunities of earning assets, deposits, and borrowed funds. The ALCO has the responsibility to determine and achieve the most appropriate volume and combination of earning assets and interest-bearing liabilities, and ensure an adequate level of liquidity and capital, within the context of corporate performance objectives. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review the Company's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts balance sheet management strategies intended to ensure that the potential impact of earnings and liquidity as a result of fluctuations in interest rates is within acceptable guidelines.

In 2003, the Bank began using financial instruments, commonly known as derivatives, to manage various financial risks. The instruments consist of interest rate swaps and swaptions. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives to hedge its interest-bearing liabilities. These hedges resulted in a net increase in net interest income of $238,000 in 2003.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2003, the Bank had derivative financial instruments outstanding with notional amounts totaling $25 million. See Notes to Consolidated Financial Statements - Note 10 - Derivative Financial Instruments for additional information.

As a financial institution, most of the Company's assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, the Company is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company's performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company's performance in a base strategy which reflects the Company's 2003 and 2004 operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2003 analysis of the Company indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

The Company's interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2003, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The table does not reflect the impact of hedging strategies.

                                                          Within           One to          Two to           After
 (In thousands)                                          One Year        Two Years       Five Years      Five Years          Total
                                                         ---------------------------------------------------------------------------
Assets
   Securities and other interest-earning
   assets (1)                                            $  89,072       $  36,178        $  19,814       $  20,849        $ 165,913
   Federal funds sold                                        3,202              --               --              --            3,202
   Loans and leases (2)                                    470,263          12,913          117,981          24,788          625,945
                                                         ---------------------------------------------------------------------------
Total interest-earning assets                              562,537          49,091          137,795          45,637          795,060
                                                         ---------------------------------------------------------------------------

Liabilities
   Non Maturity Deposits (3)                                61,740          61,678           77,034              --          200,452
   Other Time Deposits                                     291,719          37,214           41,884              --          370,817
   Borrowings                                               34,925           4,998            4,998          80,684          125,605
                                                         ---------------------------------------------------------------------------
Total interest-bearing liabilities                         388,384         103,890          123,916          80,684        $ 696,874
                                                         ---------------------------------------------------------------------------
Asset-liability gap                                        174,153         (54,799)          13,879         (35,047)
                                                         ----------------------------------------------------------
Cumulative interest-rate sensitivity gap                 $ 174,153       $ 119,354        $ 133,233       $  98,186
                                                         ==========================================================

(1)   Securities based on amortized cost

(2) Loans and leases include loans held for sale and are net of unearned income

(3) Projected runoff of deposits that do not have a contractual maturity date was computed based on decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305

For the upcoming twelve month period in the Flat rate scenario, the Company is projected to earn $26.2 million in net interest income. In the rising rate scenario, which contemplates a 200 basis point increase in interest rates over a twelve month period, the Company is expected to see its annualized net interest income improve by $2.5 million, or 9.49%. Conversely, the Company will see a decline in net interest income of $2.3 million, or 8.86%, if rates decline 200 basis points, as is contemplated in the declining rate scenario.

Item 8. Financial Statements and Supplementary Data.

Capital Bank Corporation
Consolidated Balance Sheets
December 31, 2003 and 2002

                        (In thousands, except share data)

                                                                                                         2003              2002
                                                                                                     ------------      ------------
                                          Assets
Cash and due from banks:
    Interest-earning                                                                                 $        569      $     13,925
    Noninterest earning                                                                                    21,839            18,912
Federal funds sold                                                                                          3,202            18,696
Securities available for sale (Note 4):                                                                    60,710            36,398
Mortgage-backed securities available for sale (Note 4)                                                     99,506           113,889
Federal Home Loan Bank stock (Note 5)                                                                       5,697             5,017

Loans (Note 6)                                                                                            625,945           600,609
    Less allowance for loan losses                                                                        (11,613)           (9,390)
                                                                                                     ------------      ------------
    Net loans                                                                                             614,332           591,219
                                                                                                     ------------      ------------

Accrued interest receivable                                                                                 3,220             3,455
Premises and equipment, net (Note 7)                                                                       14,190            13,399
Deposit premium and goodwill, net (Note 3)                                                                 14,530            14,884
Deferred income tax                                                                                         6,492             5,174
Other assets                                                                                               13,447             6,008
                                                                                                     ------------      ------------
             Total assets                                                                            $    857,734      $    840,976
                                                                                                     ============      ============

                          Liabilities and Shareholders' Equity
Deposits (Note 8):
    Demand deposits                                                                                  $     58,350      $     50,238
    Savings and interest bearing checking                                                                  84,701           120,472
    Money market deposit accounts                                                                         115,751           103,736
    Time deposits less than $100,000                                                                      267,673           250,940
    Time deposits $100,000 and greater                                                                    103,144           119,501
                                                                                                     ------------      ------------
             Total deposits                                                                               629,619           644,887
                                                                                                     ------------      ------------

Repurchase agreements                                                                                      11,014            13,081
Federal Home Loan Bank advances (Note 9)                                                                  114,591            97,858
Subordinated debentures (Note 16)                                                                          20,620                --
Accrued interest payable and other liabilities                                                              8,967             9,679
                                                                                                     ------------      ------------
             Total liabilities                                                                            784,811           765,505
                                                                                                     ------------      ------------
Commitments and contingencies (Notes 13, 14, 16 and 17) Shareholders' equity:
    Common stock, no par value; 20,000,000 shares authorized, 6,541,495
      and 6,595,784 issued and outstanding as of 2003 and 2002, respectively                               67,381            68,697
    Accumulated other comprehensive income                                                                    377             1,293
    Retained earnings                                                                                       5,165             5,481
                                                                                                     ------------      ------------
             Total shareholders' equity                                                                    72,923            75,471
                                                                                                     ------------      ------------
             Total liabilities and shareholders' equity                                              $    857,734      $    840,976
                                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2002, and 2001

                      (In thousands except per share data)

                                                                               2003            2002          2001
                                                                            ----------     ----------     ----------
Interest income:
    Loans and fees on loans                                                 $   34,352     $   29,601     $   20,982
    Investment securities                                                        5,898          6,273          4,674
    Federal funds and other interest income                                        190            370            517
                                                                            ----------     ----------     ----------
             Total interest income                                              40,440         36,244         26,173
                                                                            ----------     ----------     ----------
Interest expense:
    Deposits                                                                    12,070         12,567         12,925
    Borrowings                                                                   4,161          3,118          1,427
    Repurchase agreements                                                           87            210            349
                                                                            ----------     ----------     ----------
             Total interest expense                                             16,318         15,895         14,701
                                                                            ----------     ----------     ----------
             Net interest income                                                24,122         20,349         11,472
Provision for loan losses                                                        8,247          4,190          1,215
                                                                            ----------     ----------     ----------
             Net interest income after provision for loan losses                15,875         16,159         10,257
                                                                            ----------     ----------     ----------
Other operating income:
    Service charges and fees                                                     2,858          2,350          1,735
    Net gain on sale of securities                                                 442            981            190
    Mortgage origination fees                                                    4,864          3,294          1,999
    Other fees and income                                                        2,158          1,362            566
                                                                            ----------     ----------     ----------
             Total other operating income                                       10,322          7,987          4,490
                                                                            ----------     ----------     ----------
Other operating expenses:
    Personnel                                                                   13,895          9,821          6,317
    Occupancy                                                                    2,226          1,557          1,152
    Data processing                                                              1,164            917            649
    Furniture and equipment                                                      1,469          1,141            703
    Amortization of intangibles                                                    310            180            598
    Advertising                                                                    721            578            346
    Professional fees                                                            1,017            304            350
    Director fees                                                                  415            243            210
    Other                                                                        3,948          2,724          1,522
                                                                            ----------     ----------     ----------
             Total other operating expenses                                     25,165         17,465         11,847
                                                                            ----------     ----------     ----------
             Net income before income tax expense                                1,032          6,681          2,900
Income tax expense                                                                  38          2,374            480
                                                                            ----------     ----------     ----------

             Net income                                                     $      994     $    4,307     $    2,420
                                                                            ==========     ==========     ==========

Net income per share - basic                                                $      .15     $      .79     $      .65
                                                                            ==========     ==========     ==========

Net income per share - diluted                                              $      .15     $      .76     $      .65
                                                                            ==========     ==========     ==========

Dividends per share                                                         $      .20     $      .20     $       --
                                                                            ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2003, 2002, and 2001

                                 (In thousands)

                                                                    Accumulated       Retained
                                                                       Other          Earnings
                                                      Common       Comprehensive    (Accumulated
                                                       Stock       Income (Loss)       Deficit)          Total
                                                    ----------     --------------   ------------       ----------
Balance at January 1, 2001                          $   34,806       $      323       $     (114)      $   35,015
Repurchase of outstanding common stock                    (702)              --               --             (702)
Reissuance of common stock
      for options exercised                                  5               --               --                5
Net income                                                  --               --            2,420            2,420
Other comprehensive income                                  --              245               --              245
                                                                                                       ----------
     Comprehensive income                                                                                   2,665
                                                    ----------       ----------       ----------       ----------
Balance at December 31, 2001                            34,109              568            2,306           36,983

Repurchase of outstanding common stock                  (4,945)              --               --           (4,945)
Issuance of common stock
     for compensation                                       57               --               --               57
Issuance of common stock
     for options exercised                                 990               --               --              990
Issuance of common stock
     for acquisition of subsidiaries                    38,486               --               --           38,486
Net income                                                  --               --            4,307            4,307
Other comprehensive income                                  --              725               --              725
                                                                                                       ----------
     Comprehensive income                                                                                   5,032
Cash dividends paid or accrued                              --               --           (1,132)          (1,132)
                                                    ----------       ----------       ----------       ----------
Balance at December 31, 2002                            68,697            1,293            5,481           75,471
Repurchase of outstanding common stock                  (2,701)              --               --           (2,701)
Issuance of common stock
     for compensation                                       24               --               --               24
Issuance of common stock
     for options exercised                               1,171               --               --            1,171
Noncash compensation                                       190               --               --              190
Net income                                                  --               --              994              994
Other comprehensive income                                  --             (916)              --             (916)
                                                                                                       ----------
     Comprehensive income                                                                                      78
Cash dividends paid or accrued                              --               --           (1,310)          (1,310)
                                                    ----------       ----------       ----------       ----------

Balance at December 31, 2003                        $   67,381       $      377       $    5,165       $   72,923
                                                    ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002, and 2001

                                 (In thousands)

                                                                              2003             2002             2001
                                                                           -------------------------------------------
Net income                                                                 $     994        $   4,307        $   2,420
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization of deposit premium and goodwill                                 310              180              598
    Writedown of intangible assets                                                10               --               --
    Depreciation                                                               1,459            1,228              810
    Gain  on disposal of equipment                                              (160)              --               (2)
    Amortization of premiums/discounts on securities, net                      1,971              922               32
    Gain on sale of investments                                                 (442)            (981)            (190)
    Funding of held for sale loans                                          (259,041)        (191,608)              --
    Proceeds from sale of held for sale loans                                264,447          181,366               --
    Provision for loan losses                                                  8,247            4,190            1,215
    Deferred tax (benefit) expense                                              (564)             130             (978)
    Issuance of stock for compensation                                            24               57               --
    Other noncash compensation                                                   190               --               --
    Changes in assets and liabilities:
      Accrued interest receivable                                                235              163              493
      Accrued interest payable                                                  (234)             131             (176)
      Other assets                                                               (13)             547             (404)
      Other liabilities                                                         (651)             279             (383)
                                                                           ---------        ---------        ---------
             Net cash provided by operating activities                        16,782              911            3,435
                                                                           ---------        ---------        ---------
Cash flows from investing activities:
    Net increase in loans                                                    (37,620)         (23,946)         (65,008)
    Additions to premises and equipment                                       (2,712)          (1,145)            (706)
    Proceeds from sale of equipment                                              622                1               38
    Net (purchase) sale of Federal Home Loan Bank stock                         (681)              91           (1,500)
    Purchase of securities available for sale                                (43,462)         (33,851)         (31,006)
    Purchase of mortgage-backed securities available for sale                (73,051)         (71,883)         (32,317)
    Purchase of bank owned life insurance                                     (6,000)              --               --
    Proceeds from calls/maturities of securities available for sale           87,704           35,124           39,032
    Proceeds from sales of securities available for sale                      15,859           41,434           14,796
    Capitalized purchase costs of acquisitions                                   (38)             (47)             (88)
    Net cash acquired from acquisitions                                           --           20,695               --
                                                                           ---------        ---------        ---------
             Net cash used by investing activities                           (59,379)         (33,527)         (76,759)
                                                                           ---------        ---------        ---------

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2003, 2002, and 2001

                                 (In thousands)

                                                                           2003            2002            2001
                                                                       -----------     -----------     -----------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                $   (15,268)    $    51,718     $    25,349
    Net increase (decrease) in repurchase agreements                        (2,067)          1,914           1,363
    Proceeds from Federal Home Loan Bank borrowings                         71,000          86,123          45,000
    Principal repayments of Federal Home Loan Bank borrowings              (54,267)        (66,969)        (10,000)
    Proceeds from subordinated debentures, net of issuance costs            20,120              --              --
    Repurchase of outstanding common stock                                  (2,701)         (4,945)           (702)
    Exercise of common stock options                                         1,171             990               5
    Cash dividends paid                                                     (1,314)           (799)             --
                                                                       -----------     -----------     -----------
             Net cash provided by financing activities                      16,674          68,032          61,015
                                                                       -----------     -----------     -----------
Net change in cash and cash equivalents                                    (25,923)         35,416         (12,309)
Cash and cash equivalents at beginning of year                              51,533          16,117          28,426
                                                                       -----------     -----------     -----------

Cash and cash equivalents at end of year                               $    25,610     $    51,533     $    16,117
                                                                       ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

      Organization and Nature of Operations

      Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts are not consolidated with the financial statements of the Company per the provisions of FIN 46R. Capital Bank (the "Bank") was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank's customers are individuals and small to medium-size businesses. The Bank's primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees.

      The Bank operates throughout North Carolina with branch facilities located in Raleigh (4), Sanford (3), Burlington (3), Asheville (2), Cary (2), Oxford, Hickory, Siler City, Graham, Warrenton, Woodland and Seaboard. The Company's corporate headquarters are located on Glenwood Avenue in Raleigh, North Carolina.

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

      The investment services subsidiary, CBIS, previously made available a full range of non-deposit investment and insurance services to individuals and corporations, including the customers of the Bank. These investment services included full-service securities brokerage, asset management, financial planning and retirement services, such as 401(k) plans and annuities, which were provided exclusively through a strategic alliance with Raymond James Financial Services, Inc. ("Raymond James"). Raymond James is a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE:
      RJF) and is a leading provider of third party investment services, serving more than 250 community banks nationwide. During the third quarter of 2003, CBIS ceased operations and its customer accounts were transferred to Raymond James. In connection with the discontinuance of the operations of CBIS, its assets, primarily furniture and computers with a net book value less than $15,000, were transferred to be used in the operation of the Bank and the remaining intangibles, about $10,000, related to the start up of the Company were written off. Management intends to leave the subsidiary intact but inactive.

      The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the Debentures (as defined below), which are the sole assets of the Trust. A portion of the proceeds from the issuance of the Debentures were used by the Company to repurchase shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities. See Notes to Consolidated Financial Statements - Note 11 - Subordinated Debentures.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The Company has no operations other than those of its subsidiary, Capital Bank. The Company's profitability depends principally upon the net interest income, provision for loan losses, other operating income and other operating expenses of the Bank.

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

      Loans Held for Sale

      Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

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

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

      Loans deemed to be impaired at December 31, 2003 and 2002 amounted to $3.0 million and $1.2 million, respectively. Average impaired loans during 2003 and 2002 were $3.2 million and $2.2 million, respectively.

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

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

      Net Income Per Share

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with SFAS No. 128, the Company has presented both basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for 2003, 2002, and 2001 were as follows:

                                                                            2003             2002             2001
                                                                        ----------       ----------       ----------
      (In thousands except number of shares)
      Income available to stockholders - basic and diluted              $      994       $    4,307       $    2,420
                                                                        ==========       ==========       ==========

      Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic              6,655,926        5,467,735        3,712,280
      Incremental shares from assumed exercise of stock
          options                                                          137,946          195,214           34,561
                                                                        ----------       ----------       ----------
      Weighted average number of shares outstanding - diluted            6,793,872        5,662,949        3,746,841
                                                                        ==========       ==========       ==========

      Comprehensive Income

      The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in general-purpose financial statements.

      The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 is as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                          2003       2002        2001
                                                                        -------    -------     -------
      (In thousands)
      Unrealized (losses) gains on securities available for sale        $(1,038)   $ 2,137     $   793
      Reclassification of gains recognized in net income                   (442)      (981)       (190)
      Income tax benefit (expense)                                          564       (431)       (358)
                                                                        -------    -------     -------
      Other comprehensive income (loss)                                 $  (916)   $   725     $   245
                                                                        =======    =======     =======

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

      Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources, and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the single geographic area of North Carolina. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

      Employers Disclosures about Pensions and Other Postretirement Benefits

      The Company follows the provisions of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". This Statement requires certain disclosures about pension and other postretirement benefit plans.

      New Pronouncements

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which addresses consolidation of variable interest entities ("VIEs"), some of which are also referred to as special purpose entities ("SPEs"). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur or both. The company that consolidates a VIE is called the primary beneficiary. The provisions of FIN 46 are applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN 46 no later than July 1, 2003. In October 2003, the FASB issued guidance that provides for a deferral of the effective date of applying FIN 46 to entities created before February 1, 2003, to no later than December 31, 2003. In addition, the deferral permits a public company to apply FIN 46 to some or all of the VIEs in which it holds an interest.

      In late December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). This revision clarified and/or modified certain provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.

      The Company has interests in two trusts, Capital Bank Statutory Trust I and Capital Bank Statutory Trust II, which qualify as VIEs under FIN 46R. Capital Bank Statutory Trust I ("Trust I") was established in June 2003 and its balances were included in the consolidated Form 10-Qs for the quarters ended June 30 and September 30, 2003. Capital Bank Statutory Trust II ("Trust I") was established in December 2003.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The Company adopted the provisions of FIN 46R for the quarter and year ended December 31, 2003. Application of the revised rules resulted in the determination that the Company was not the primary beneficiary of the trusts described above. Based on guidance included in FIN 46R, the Company deconsolidated the assets and liabilities of Capital Bank Statutory Trust I and Trust II (collectively, the "Trusts") effective December 31, 2003. Trust II issued $10 million of capital securities in December 2003. The deconsolidation of the Trusts removed $20.0 million of Mandatorily Redeemable Capital Securities issued by these Trusts while adding $20.6 million of junior subordinated debentures and $620,000 million of other assets to the Consolidated Balance Sheet at December 31, 2003. The assets represent the Company's ownership of common stock issued by the Trusts.

      The deconsolidation had no impact on consolidated net income for the third or fourth quarters of 2003 or for the full year 2003.

      The Company did not consolidate or deconsolidate any other significant variable interest entities in connection with the implementation of FIN 46R; thus the implementation did not have a material impact on its consolidated financial position or results of operations, other than as indicated above.

2.    Significant Activities

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

      The following table reflects the unaudited pro forma combined results of operations for the years ended December 31, 2002 and 2001, assuming these acquisitions had occurred at the beginning of fiscal 2002:

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

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      A summary of estimated fair values of assets acquired and liabilities assumed was as follows:

      (In thousands)                                                                First             High
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
                                                                                  =========        =========        =========

      During 2003, the Company made several changes to the branch structure including the consolidation of two branches in Oxford into one main Oxford facility in a new location and the opening of an additional branch in Raleigh. In addition, during the third quarter of 2003, the Company made the decision to discontinue the operations of CBIS. CBIS will remain an inactive subsidiary of the Company. Also during 2003, the Company entered into two separate offerings of trust preferred securities, one in June by Trust I and the other in December by Trust II. See Notes to Consolidated Financial Statements - Note 11 - Subordinated Debentures for additional information on these Trusts.

3.    Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

      Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Before the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", the Company amortized goodwill on a straight-line basis over seven to ten years. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for potential impairment of each year at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

         As of December 31, 2003 and 2002, intangible assets, primarily deposit premiums paid for acquisitions, and goodwill are as follows:

                                                                                   Accumulated
                                                                       Gross       Amortization         Net
                                                                    ------------------------------------------
      (In thousands)
      At December 31, 2003
          From January 2002 acquisition of First Community:
            Deposit premium                                         $      782      $     (304)     $      478
            Goodwill                                                     3,835              --           3,835
                                                                    ----------      ----------      ----------
                                                                         4,617            (304)          4,313
                                                                    ----------      ----------      ----------
          From December 2002 acquisition of High Street:
            Deposit premium                                                976            (190)            786
            Goodwill                                                     5,380              --           5,380
                                                                    ----------      ----------      ----------
                                                                         6,356            (190)          6,166
                                                                    ----------      ----------      ----------
          From April 2000 branch acquisitions:
            Goodwill                                                     3,471            (604)          2,867

          From June 1997 branch acquisitions:
            Goodwill                                                     2,164            (980)          1,184
                                                                    ----------      ----------      ----------

                                                                    $   16,608      $   (2,078)     $   14,530
                                                                    ==========      ==========      ==========

      At December 31, 2002
          From January 2002 acquisition of First Community:
            Deposit premium                                         $      782      $     (164)     $      618
            Goodwill                                                     3,835              --           3,835
                                                                    ----------      ----------      ----------
                                                                         4,617            (164)          4,453
                                                                    ----------      ----------      ----------
          From December 2002 acquisition of High Street:
            Deposit premium                                                976             (15)            961
            Goodwill                                                     5,319              --           5,319
                                                                    ----------      ----------      ----------
                                                                         6,295             (15)          6,280
                                                                    ----------      ----------      ----------
          From March 2001 acquisition of CBIS:
            Goodwill                                                       121             (33)             88
            Capitalized startup costs                                       15              (3)             12
                                                                    ----------      ----------      ----------
                                                                           136             (36)            100
                                                                    ----------      ----------      ----------
          From April 2000 branch acquisitions:
            Goodwill                                                     3,471            (604)          2,867

          From June 1997 branch acquisitions:
            Goodwill                                                     2,164            (980)          1,184
                                                                    ----------      ----------      ----------

                                                                    $   16,683      $   (1,799)     $   14,884
                                                                    ==========      ==========      ==========

         Valuation of the Company's goodwill pursuant to this pronouncement resulted in no write-downs for impairment other than approximately $10,000 written off as a result of the discontinuance of the operations of

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      CBIS. Additionally, SFAS No. 142 requires a reconciliation of previously reported net income and earnings per share, adjusted for changes pursuant to this statement. Following is the pro forma effect of the adoption of SFAS No. 142:

                                                            Year Ended
                                                           December 31,
                                                               2002
                                                           ------------
      (In thousands except per share data)
      Reported net income                                  $     2,420
      Goodwill amortization, net of tax                            371
                                                           -----------
      Adjusted net income                                  $     2,791
                                                           ===========

      Basic earnings per share:
      Reported net income                                  $      0.65
      Goodwill amortization, net of tax                           0.10
                                                           -----------
      Adjusted net income                                  $      0.75
                                                           ===========

      Diluted earnings per share:
      Reported net income                                  $      0.65
      Goodwill amortization, net of tax                           0.10
                                                           -----------
      Adjusted net income                                  $      0.75
                                                           ===========

4.    Securities

      Securities at December 31, 2003 and 2002 are summarized as follows:

                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
      (In thousands)                                Cost             Gains             Losses             Value
                                                -----------       -----------       -----------       -----------
                   2003
      Available for sale:
          U.S. Agency obligations               $    35,747       $        87       $       507       $    35,327
          Municipal bonds                            24,678               769                64            25,383
                                                -----------       -----------       -----------       -----------
                                                     60,425               856               571            60,710
          Mortgage-backed securities                 99,189               859               542            99,506
                                                -----------       -----------       -----------       -----------

                                                $   159,614       $     1,715       $     1,113       $   160,216
                                                ===========       ===========       ===========       ===========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                              Gross           Gross           Estimated
                                           Amortized        Unrealized      Unrealized          Market
      (In thousands)                          Cost             Gains          Losses             Value
                                          -----------      -----------      -----------      -----------
                  2002
      Available for sale:
          U.S. Agency obligations         $    15,179      $       152      $        --      $    15,331
          Corporate bonds                       1,020               --                3            1,017
          Municipal bonds                      19,879              296              125           20,050
                                          -----------      -----------      -----------      -----------
                                               36,078              448              128           36,398
          Mortgage-backed securities          112,127            1,881              119          113,889
                                          -----------      -----------      -----------      -----------

                                          $   148,205      $     2,329      $       247      $   150,287
                                          ===========      ===========      ===========      ===========

      The amortized cost and estimated market values of securities at December 31, 2003 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                       Amortized      Market
      (In thousands)                                     Cost          Value
                                                      ------------------------

      Available for sale:
          Due in one year or less                     $       43    $       43
          Due after one year through five years           11,444        11,468
          Due after five years through ten years          45,182        45,269
          Due after ten years                            102,945       103,436
                                                      ----------    ----------
                                                      $  159,614    $  160,216
                                                      ==========    ==========

      During the years ended December 31, 2003, 2002 and 2001, the Company had gross realized gains of $442,000, $981,000 and $190,000, respectively, on sales of available for sale securities with book values of $15.4 million, $40.5 million and $14.6 million.

      Securities with an amortized cost of $72.7 million were pledged as of December 31, 2003 to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

5.    Federal Home Loan Bank Stock

      The Company, as member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLB advances. No ready market exists for the FHLB stock, and it has no quoted market value, therefore, cost approximates market at December 31, 2003 and 2002.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

6.    Loans and Allowance for Loan Losses

      The composition of the loan portfolio by loan classification at December 31, 2003 and 2002 is as follows:

      (In thousands)                                                         2003              2002
                                                                         -----------------------------
      Commercial                                                         $   474,104       $   430,847
      Consumer                                                                42,929            51,069
      Home equity lines                                                       58,430            45,935
      Residential mortgages                                                   50,437            73,146
                                                                         -----------       -----------
                                                                             625,900           600,997
      Less deferred loan fees (costs), net                                       (45)              388
                                                                         -----------       -----------
                                                                         $   625,945       $   600,609
                                                                         ===========       ===========

      A summary of activity in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 is as follows:

      (In thousands)                                                        2003             2002             2001
                                                                         --------------------------------------------
      Balance at beginning of year                                       $    9,390       $    4,286       $    3,463
      Allowance for loan losses transferred from acquired companies              --            4,593               --
      Provision for loan losses                                               8,247            4,190            1,215
      Loans charged-off, net of recoveries                                   (6,024)          (3,679)            (392)
                                                                         ----------       ----------       ----------

      Balance at end of year                                             $   11,613       $    9,390       $    4,286
                                                                         ==========       ==========       ==========

      At December 31, 2003, nonperforming assets consisted of nonaccrual loans in the amount of $8.0 million and foreclosed real estate of $978,000. At December 31, 2002, nonperforming assets consisted of nonaccrual loans in the amount of $3.0 million and foreclosed real estate of $947,000. Unrecognized income on nonaccrual loans at December 31, 2003 and 2002 was $262,000 and $229,000, respectively. At December 31, 2002, loans past due greater than 90 days and still accruing interest amounted to $14,000. There were no such loans at December 31, 2003.

      In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups at December 31, 2003 and activity during the year ended December 31, 2003, is summarized as follows:

      (In thousands)                                                         2003             2002             2001
                                                                         --------------------------------------------
      Beginning balance                                                  $   15,288       $    8,286       $    9,990
      New loans                                                              14,562           13,015            5,333
      Principal repayments                                                   (4,048)          (6,013)          (7,037)
      Reclassifications                                                      (2,410)              --               --
                                                                         ----------       ----------       ----------

      Ending balance                                                     $   23,392       $   15,288       $    8,286
                                                                         ==========       ==========       ==========

      In addition, such groups had available lines of credit in the amount of $5.4 million at December 31, 2003. The Company paid an aggregate of approximately $922,000, $705,000, and $608,000 to companies owned by members of the board of directors for leased space, equipment, construction and consulting services during 2003, 2002 and 2001, respectively.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

7.    Premises and Equipment

      Premises and equipment at December 31, 2003 and 2002 are as follows:

                                                              2003              2002
                                                          -----------------------------
      (In thousands)
      Land                                                $     4,679       $     4,378
      Buildings and leasehold improvements                      8,492             7,329
      Furniture and equipment                                   8,344             7,589
      Automobiles                                                 256               303
      Construction in progress                                      2                82
                                                          -----------       -----------
                                                               21,773            19,681
      Less accumulated depreciation and amortization           (7,583)           (6,282)
                                                          -----------       -----------
                                                          $    14,190       $    13,399
                                                          ===========       ===========

8.    Deposits

      At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

                                                                              Weighted
                                                                               Average
      (In thousands)                                         Balance            Rate
                                                          -----------       -----------
      2004                                                $   291,683              2.31%
      2005                                                     37,215              2.49%
      2006                                                     24,302              3.85%
      2007                                                     17,282              3.30%
      2008 and thereafter                                         335              3.24%
                                                          -----------       -----------
                                                          $   370,817              2.48%
                                                          ===========       ===========

9.    Federal Home Loan Bank Advances

      Advances from the Federal Home Loan Bank had a weighted average rate of 4.21% and 4.30% at December 31, 2003 and 2002, respectively, and were collateralized by certain 1 - 4 family mortgages, multifamily first mortgage loans and qualifying commercial loans totaling $93.7 million and $95.1 million at year-end 2003 and 2002, respectively. In addition, the Company pledged certain investment securities with an amortized cost of $32.3 million and $26.0 million at December 31, 2003 and 2002 (Note 4). Advances outstanding at December 31, 2003 mature from March 2004 through April 2013.

      At December 31, 2003, the Company had an additional $57.6 million of credit available with the Federal Home Loan Bank.

10.   Derivative Financial Instruments

      The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments used by companies are forward rate agreements, interest rate swaps, and put and call options.

      In July 2003, the Company entered into interest rate swap agreements to convert portions of its fixed rate long-term debt to floating rate. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value and the net difference between those amounts were deemed to

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      be immaterial. For the year ended December 31, 2003, the Company recorded net reductions in interest expense paid on debt of approximately $238,000.

11.   Subordinated Debentures

      In June 2003 and December 2003, the Company formed the Trusts. Each issued 10,000 of its floating rate capital securities (the "trust preferred securities"), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities. The Trusts sold their common securities to the Company for an aggregate of $620,000, resulting in total proceeds from each offering equal to $10,310,000 or $20,620,000 in aggregate. The Trusts then used these proceeds to purchase $20,620,000 in principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures"). Following payment by the Company of a placement fee and other expenses of the offering, the Company's net proceeds from the offering aggregated $20 million.

      The trust preferred securities have a 30 year maturity and are redeemable after 5 years with certain exceptions. Prior to the redemption date, the trust preferred securities may be redeemed at the option of the Company after the occurrence of certain events, including without limitation events that would have a negative tax effect on the Company or the Trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trusts being treated as an investment company. The Trusts' ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the Debentures. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trusts' obligations under the trust preferred securities.

      The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company, are the sole assets of the Trusts and the Company's payment under the Debentures is the sole source of revenue for the Trusts.

      Per the provisions of FIN 46R, the assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Company's Condensed Consolidated Statements of Income as interest expense. The Floating Rate Junior Subordinated Deferrable Interest Debentures are presented as a separate category of long-term debt on the Consolidated Statements of Financial Condition entitled "Subordinated Debentures." For regulatory purposes, the $20 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements.

      The Company used approximately $1.9 million of the proceeds from the issuance of the Debentures to repurchase 127,500 shares of the Company's common stock during the three months ended June 30, 2003. The Company invested $14.0 million of the remaining proceeds in its Bank subsidiary to support additional earning asset growth. The remaining funds will remain in a money market account for the Company to be used to pay dividends and other Company obligations.

12.   Income Taxes

      Income taxes charged to operations for the years ended December 31, 2003, 2002, and 2001 consist of the following components:

      (In thousands)                                2003          2002         2001
                                                 ----------------------------------
      Current income tax expense                 $   602       $ 2,244      $ 1,458
      Deferred income tax expense (benefit)         (564)          130         (978)
                                                 -------       -------      -------

      Total income tax expense                   $    38       $ 2,374      $   480
                                                 =======       =======      =======

      The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was primarily the result of permanent differences such as nontaxable municipal bond interest and increases in cash surrender value of life insurance. In addition, 2002 had certain non-deductible

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      merger related expenses and 2001 included a reversal in the valuation allowance on the net deferred tax assets.

      Significant components of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

      (In thousands)                                     2003            2002
                                                      -------------------------
      Deferred tax assets:
          Allowance for loan losses                   $   4,477       $   3,620
          Deferred compensation                           1,645           1,791
          Net operating loss carryforwards                1,306           1,589
          Directors fees                                    697             540
          Contributions carryforwards                       171             224
                                                      ---------       ---------
                   Total deferred tax assets              8,296           7,764
                                                      ---------       ---------
      Deferred tax liabilities:
          Unrealized security gains                        (250)           (814)
          Depreciation                                     (535)           (553)
          Purchase accounting adjustments                  (338)           (633)
          FHLB stock                                       (304)           (302)
          Other                                            (377)           (288)
                                                      ---------       ---------
                   Total deferred tax liabilites         (1,804)         (2,590)
                                                      ---------       ---------
          Net deferred tax assets                     $   6,492       $   5,174
                                                      =========       =========

13.   Leases

      The Company has noncancelable operating leases for its corporate office and branch locations that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2003 are as follows:

      (In thousands)
      2003                                                           $       970
      2004                                                                   957
      2005                                                                   848
      2006                                                                   851
      2007                                                                   829
      Thereafter                                                           6,607
                                                                     -----------
                                                                     $    11,062
                                                                     ===========

      During 2003, 2002, and 2001, payments under operating leases were $1.1 million, $806,000, and $666,000, respectively.

14.   Regulatory Matters and Restrictions

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. As of June 30, 2003, the most recent notification from regulators, the Bank was categorized as "well capitalized" by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank's category. Management believes that as of December 31, 2003, the Company meets all capital requirements to which it is subject.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statues Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

      To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of December 31, 2003 and 2002 and the minimum requirements are presented in the following table.

                                                                                         Minimum Requirements To Be:
                                                            Actual            Adequately Capitalized         Well Capitalized
                                                     -------------------      ----------------------       --------------------
      (Dollars in thousands)                         Amount        Ratio        Amount       Ratio         Amount         Ratio
                                                     ------        -----        ------       -----         ------         -----
                      2003
      Total Capital (to Risk Weighted Assets)       $84,692        12.13%      $55,853       8.00%        $69,817        10.00%
      Tier I Capital (to Risk Weighted Assets)       74,572        10.68%       27,927       4.00%         41,890         6.00%
      Tier I Capital (to Average Assets)             74,572         8.71%       34,262       4.00%         42,827         5.00%

                      2002
      Total Capital (to Risk Weighted Assets)       $66,329        10.28%      $51,614       8.00%        $64,517        10.00%
      Tier I Capital (to Risk Weighted Assets)       58,248         9.03%       25,807       4.00%         38,710         6.00%
      Tier I Capital (to Average Assets)             58,248         8.18%       28,502       4.00%         35,628         5.00%

15.   Employee Benefit Plans

      401(k) Plan

      The Company instituted a 401(k) plan (the "Plan") for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employee's salary. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate contributions for 2003, 2002, and 2001 were $387,000, $342,000, and $225,000, respectively.

16.   Stock Options

      The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Corporation's stock to officers and directors. At December 31, 2003, options for 194,400 shares of common stock remained available for future issuance.

      Grants of options are made by the Board or the Compensation Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      A summary of the activity during the years ending December 31, 2003, 2002 and 2001 of the Company's stock option plan, including the weighted average exercise price ("WAEP") is presented below:

                                                            2003                      2002                        2001
                                                   -----------------------------------------------------------------------------
                                                    Shares        WAEP         Shares        WAEP         Shares           WAEP
                                                   --------     --------      --------     --------      --------       --------
      Outstanding at beginning of year              785,616     $   9.70       415,944     $  10.43       313,744       $  10.36
      Granted                                        81,000        15.82        16,000        12.54       108,350          10.62
      Assumed in connection with acquisitions            --           --       502,977         8.13            --             --
      Exercised                                    (125,854)        9.31      (147,645)        6.71          (650)          9.44
      Terminated                                    (36,972)       11.16        (1,660)       10.25        (5,500)          9.94
                                                   --------     --------      --------     --------      --------       --------
      Outstanding at end of year                    703,790     $  10.40       785,616     $   9.70       415,944       $  10.43
                                                   ========     ========      ========     ========      ========       ========

      Options exercisable at year-end               590,560     $   9.66       720,394     $   9.61       343,714       $  10.52
                                                   ========     ========      ========     ========      ========       ========

      The following table summarizes information about the stock options at December 31, 2003:

                                                              Weighted
                                                              Average
                                                             Remaining
                                          Number            Contractual            Number
                  Exercise Price       Outstanding         Life in Years         Exercisable
                  --------------       -----------         -------------         -----------
                   $6.62 - $8.00          241,707                6.4               231,507
                   $8.01 - $10.00          75,646                4.4                74,824
                  $10.01 - $12.00         171,418                6.6               161,410
                  $12.01 - $14.00         116,136                4.6               106,536
                  $14.01 - $16.00          79,883                8.9                16,283
                  $16.01 - $16.57          19,000                9.8                    --
                                          -------           ------------           -------
                                          703,790                6.3               590,560
                                          =======           ===========            =======

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

                                     2003           2002          2001
                                    -----------------------------------

      Dividend yield                 1.20%         1.46%            --
      Expected volatility            28.0%         29.7%          29.6%
      Riskfree interest rate         3.72%         3.93%          4.95%
      Expected life                 7 years       7 years        7 years

      The weighted average fair value of options granted during 2003, 2002 and 2001 was $5.15, $4.47, and $4.57, respectively.

      Had compensation cost for the Company's stock-based compensation plans, as described above, been determined consistent with SFAS No. 123, the Company's net income and income per share for the years

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      ended December 31, 2003, 2002 and 2001 would have been decreased to the pro forma amounts indicated below:

      (In thousands, except per share data)                 2003          2002          2001
                                                          -----------------------------------
      Net income                          As reported     $   994      $ 4,307        $ 2,420
                                           Pro forma          922        3,474          2,338

      Net income per share - Basic        As reported     $  0.15      $  0.79        $  0.65
                                           Pro forma         0.14         0.64           0.63

      Net income per share - Diluted      As reported     $  0.15      $  0.76        $  0.65
                                           Pro forma         0.14         0.62           0.63

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

      To meet the financial needs of its customers, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. At December 31, 2003, these financial instruments were comprised entirely of unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

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

      Unused lines of credit were $115.3 million and $133.8 million, respectively, at the end of 2003 and 2002. Outstanding letters of credit were $1.6 million and $792,000, respectively, at December 31, 2003 and 2002.

      The Bank's lending is concentrated primarily in Wake, Chatham, Northampton, Alamance, Buncombe, Catawba, Granville, Warren, and Lee counties in North Carolina.

18.   Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

      The fair values of cash and due from banks, Federal funds sold, interest bearing deposits in banks and accrued interest receivable/payable are equal to the carrying value due to the nature of the financial instruments. The estimated fair values of investment securities and mortgage-backed securities are provided in Note 4 - Securities.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk and credit loss factors. The fair value of the Bank's loan portfolio at December 31, 2003 and 2002 were as follows:

      (In thousands)
      Loans:
                                                   2003            2002
                                                --------------------------

      Carrying amount                           $  614,332      $  591,219
      Estimated fair value                         617,705         595,170

      The fair values of deposit liabilities and repurchase agreements with no stated maturities have been estimated to equal the carrying amount (the amount payable on demand), totaling $269.8 million and $287.5 million at December 31, 2003 and 2002, respectively. Therefore, the fair value estimates for these products do not reflect the benefits that the Bank receives from the low-cost, long-term funding they provide. These benefits are considered significant.

      The fair values of certificates of deposits and advances from the FHLB is estimated by discounting the future cash flows using the current rates offered for similar deposits and advances with the same remaining maturities. The carrying value and estimated fair values of certificates of deposit and FHLB advances at December 31, 2003 and 2002 were as follows:

      (In thousands)                                2003           2002
                                                --------------------------
      Certificates of deposits:
          Carrying amount                       $  370,817      $  370,441
          Estimated fair value                     373,286         371,592
      Advances from the FHLB:
          Carrying amount                       $  114,591      $   97,858
          Estimated fair value                     115,203          98,472

      There is no material difference between the carrying amount and estimated fair value of off-balance sheet items totaling $116.9 million and $134.6 million at December 31, 2003 and 2002, respectively, which are primarily comprised of unfunded loan commitments.

      The Company's remaining assets and liabilities are not considered financial instruments.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

19.   Parent Company Financial Information

      Condensed financial information of the financial holding company of the Bank at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 is presented below:

      (In thousands)
      Condensed Balance Sheets                                    2003             2002
                                                              ----------------------------
          Assets:
            Cash                                              $     3,514      $       415
            Equity investment in subsidiary                        90,245           76,553
            Other assets                                              495               --
                                                              -----------      -----------
              Total assets                                    $    94,254      $    76,968
                                                              ===========      ===========

          Liabilities:
            Subordinated debentures                           $    20,630      $        --
            Deferred tax liabilities                                  237              814
            Dividends payable                                         327              333
            Other liabilities                                         137              350
                                                              -----------      -----------
              Total liabilities                                    21,331            1,497
                                                              -----------      -----------

          Shareholders' equity:
            Common stock                                           64,425           65,742
            Accumulated other comprehensive income                    377            1,293
            Retained earnings                                       8,121            8,436
                                                              -----------      -----------
              Total shareholders' equity                           72,923           75,471
                                                              -----------      -----------

              Total liabilities and shareholders' equity      $    94,254      $    76,968
                                                              ===========      ===========

      (In thousands)
      Condensed Statements of Operations                          2003             2002               2001
                                                              -----------------------------------------------
          Dividends from wholly-owned subsidiaries            $       750       $     2,750       $       600
          Equity in earnings of subsidiaries                          401             1,570             1,820
          Other income                                                 15                --                --
          Interest expense                                           (249)               --                --
          Other expenses                                               (4)              (13)               --
          Income tax benefit                                           81                --                --
                                                              -----------       -----------       -----------
            Net income                                        $       994       $     4,307       $     2,420
                                                              ===========       ===========       ===========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      (In thousands)
      Condensed Statements of Cash Flows                                      2003             2002             2001
                                                                           --------------------------------------------
          Operating activities:
            Net income                                                     $      994       $    4,307       $    2,420
            Equity in undistributed earnings of subsidiary                       (401)          (1,570)          (1,820)
            Net change in other assets and liabilities                           (200)              --               --
                                                                           ----------       ----------       ----------
              Cash flow provided by (used in) operating activities                393            2,737              600
                                                                           ----------       ----------       ----------
          Investing activities:
            Additional investment in subsidiaries                             (14,594)              --               --
                                                                           ----------       ----------       ----------
              Cash flow provided by (used in) investing activities            (14,594)              --               --
                                                                           ----------       ----------       ----------
          Financing activities:
            Proceeds from issuance of common stock                              1,171              990                6
            Payments to repurchase common stock                                (2,677)          (4,945)            (703)
            Proceeds from issuance of subordinated debentures, net
              of issuance costs                                                20,120               --               --
            Dividends paid                                                     (1,314)            (799)              --
            Net cash from acquisitions                                             --            2,429               --
                                                                           ----------       ----------       ----------
              Cash flow provided by (used in) financing activities             17,300           (2,325)            (697)
                                                                           ----------       ----------       ----------

                 Net increase (decrease) in cash and cash equivalents           3,099              412              (97)
          Cash and cash equivalents, beginning of year                            415                3              100
                                                                           ----------       ----------       ----------
          Cash and cash equivalents, end of year                           $    3,514       $      415       $        3
                                                                           ==========       ==========       ==========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

20.   Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly balances and results for the years ended December 31, 2003 and 2002 are as follows:

                                                                              2003
                                                 -------------------------------------------------------------
                                                                       Three Months Ended
                                                 -------------------------------------------------------------
      (In thousands except per share data)         Dec. 31         Sept. 30         June 30          March 31
                                                 -------------------------------------------------------------
      Assets                                     $  857,734       $  871,780       $  908,677       $  856,076
      Loans                                         625,945          637,745          645,525          622,015
      Investment securities                         165,913          166,940          161,938          155,835
      Deposits                                      629,619          656,030          684,180          652,690
      Shareholders' equity                           72,923           70,776           75,144           76,512

      Net interest income                        $    6,274       $    5,941       $    5,972       $    5,935
      Provision for loan losses                         (12)           4,963            2,696              600
      Other operating income                          1,898            3,080            2,739            2,605
      Other operating expenses                        5,847            7,593            5,777            5,948
      Income taxes                                      766           (1,392)             (47)             711
                                                 ----------       ----------       ----------       ----------
          Net income(loss)                       $    1,571       $   (2,143)      $      285       $    1,281
                                                 ==========       ==========       ==========       ==========

      Net income per share(loss) - Basic         $      .24       $     (.32)      $      .04       $      .19
                                                 ==========       ==========       ==========       ==========
      Net income per share(loss)  - Diluted      $      .24       $     (.32)      $      .04       $      .19
                                                 ==========       ==========       ==========       ==========

                                                                              2002
                                                 -------------------------------------------------------------
                                                                       Three Months Ended
                                                 -------------------------------------------------------------
      (In thousands except per share data)         Dec. 31         Sept. 30         June 30          March 31
                                                 -------------------------------------------------------------
      Assets                                     $  840,976       $  659,382       $  642,126       $  641,571
      Loans                                         600,609          475,865          467,071          453,243
      Investment securities                         155,304          123,533          114,039          111,150
      Deposits                                      644,887          521,930          503,021          482,119
      Shareholders' equity                           75,471           56,811           55,341           55,341

      Net interest income                        $    5,472       $    4,969       $    5,139       $    4,769
      Provision for loan losses                         400            2,560              705              525
      Other operating income                          2,490            2,364            1,548            1,585
      Other operating expenses                        5,098            4,119            4,162            4,086
      Income taxes                                      827              219              603              725
                                                 ----------       ----------       ----------       ----------
          Net income                             $    1,637       $      435       $    1,217       $    1,018
                                                 ==========       ==========       ==========       ==========

      Net income per share  - Basic              $      .29       $      .08       $      .22       $      .20
                                                 ==========       ==========       ==========       ==========
      Net income per share  - Diluted            $      .28       $      .08       $      .21       $      .19
                                                 ==========       ==========       ==========       ==========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

21.   Supplemental Disclosure of Cash Flow Information

                                                                2003             2002
                                                            -----------      -----------
      (In thousands)
          Cash payments for interest                        $    16,552      $    15,237
                                                            ===========      ===========

          Cash payments for income taxes                    $     1,008      $     1,775
                                                            ===========      ===========

          Transfers from loans to real estate acquired
            through foreclosure                             $       854      $     1,708
                                                            ===========      ===========

      Purchase of First Community:
          Loans, net of reserves                            $        --      $  (134,149)
          Investments                                                --          (39,001)
          Other assets acquired                                      --          (10,435)
          Goodwill and deposit premium                               --           (4,617)
          Deposits                                                   --          156,241
          Borrowings                                                 --           16,414
          Other liabilities assumed                                  --            3,342
          Issuance of stock                                          --           20,854
                                                            -----------      -----------
            Net cash and cash equivalents acquired          $        --      $     8,649
                                                            ===========      ===========

      Purchase of High Street:
          Loans, net of reserves                            $        --      $  (126,175)
          Investments                                                --          (12,275)
          Other assets acquired                                      --           (7,062)
          Goodwill and deposit premium                               --           (6,295)
          Deposits                                                   --          132,485
          Borrowings                                                 --           12,290
          Other liabilities assumed                                  --            1,446
          Issuance of stock                                          --           17,632
                                                            -----------      -----------
            Net cash and cash equivalents acquired          $        --      $    12,046
                                                            ===========      ===========

Report of Independent Auditors

The Board of Directors and Shareholders
Capital Bank Corporation
Raleigh, North Carolina

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and 3 to the consolidated financial statements in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Institutions.


/s/ PricewaterhouseCoopers, LLP

February 27, 2004

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Accounting Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

This Part incorporates certain information from the definitive proxy statement (the "2004 Proxy Statement") for the Company's 2004 Annual Meeting of Shareholders, to be filed with the SEC on or about April 26, 2004 which is not later than 120 days after the end of the Company's fiscal year.

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Company's executive officers is included under the caption "Executive Officers" on page 9 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the Company's 2004 Proxy Statement. We have adopted a Code of Business Conduct and Ethics (our "Code of Ethics") that applies to our employees, officers and directors. The complete Code of Ethics is available on our website at www.capitalbank-nc.com. If at any time it is not available on our website, we will provide a copy upon written request made to our Corporate Secretary, Capital Bank Corporation, 4901 Glenwood Avenue, Raleigh, North Carolina 27612 (telephone - 919-645-6400). Information on our website is not part of this report. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-nc.com or by filing a Current Report on Form 8-K.

Item 11. Executive Compensation.

This information is incorporated by reference to the Company's 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company's 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference to the Company's 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference to the Company's 2004 Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)(1) Financial Statements. The financial statements and information listed below are included in this report in Part I, Item 8:

      Financial Statements and Information

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

      Report of Independent Auditors

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X and pursuant to Industry Guide 3 under the Securities Act have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

(b) Reports on Form 8-K. During the last quarter of the period covered by this report, the Company filed the following Current Reports on Form 8-K:

      (1) Current Report on Form 8-K furnished on October 16, 2003, containing a press release reporting its anticipated financial results for the quarterly period ended September 30, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

      (2) Current Report on Form 8-K furnished on October 30, 2003, containing a press release reporting financial results for the quarterly period ended September 30, 2003, which included selected financial data for the quarter ended September 30, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 12th day of March, 2004.

                          CAPITAL BANK CORPORATION


                          By: /s/ William C. Burkhardt
                              -------------------------------------
                              William C. Burkhardt
                              Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Burkhardt and Steven E. Crouse, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 12, 2004.

       Signature                                 Title
       ---------                                 -----

/s/ William C. Burkhardt
--------------------------  Chief Executive Officer and Director
    William C. Burkhardt


/s/ Steven E. Crouse
-------------------------   Senior Vice President, Finance and Chief Accounting
    Steven E. Crouse        Officer (Principal Financial and Accounting Officer)


/s/ Charles F. Atkins
--------------------------                   Director
    Charles F. Atkins


/s/ Leopold I. Cohen
--------------------------                   Director
    Leopold I. Cohen


/s/ William R. Gilliam
--------------------------       Vice Chairman of the Board of Directors
    William R. Gilliam


/s/ John F. Grimes, III
-------------------------                   Director
    John F. Grimes, III


/s/ Robert L. Jones
--------------------------                  Director
    Robert L. Jones

/s/ Oscar A. Keller, III
-----------------------------     Chairman of the Board of Directors
    Oscar A. Keller, III


/s/ Oscar A. Keller, Jr.
----------------------------                 Director
    Oscar A. Keller, Jr.


/s/ James D. Moser
----------------------------                 Director
    James D. Moser


/s/ George R. Perkins, III
----------------------------                 Director
    George R. Perkins, III


/s/ Don W. Perry
----------------------------                 Director
    Don W. Perry

/s/ Carl H. Ricker, Jr.
----------------------------                 Director
    Carl H. Ricker, Jr.


/s/ J. Rex Thomas
----------------------------                 Director
    J. Rex Thomas


/s/ Samuel J. Wornom, III
----------------------------                 Director
    Samuel J. Wornom, III

                                  EXHIBIT INDEX

Exhibit No.     Description

Exhibit No.     Description
-----------     -----------

3.01(1)         Articles of Incorporation of the Company

3.02(2)         Bylaws of the Company, as amended to date

4.01(1)         Specimen Common Stock Certificate of the Company

4.02 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.01(1,3)      Equity Incentive Plan

10.02(1,3)      Deferred Compensation Plan for Outside Directors

10.03(3,4)      Employment Agreement dated July 22, 2003 between B. Grant Yarber and Capital Bank Corporation

10.04(5) Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company.

10.05(2)        Agreement, dated November 2001 between Fiserv Solutions, Inc.
                and the Company.

21              Subsidiaries of the Registrant

23              Consent of Independent Accountants

31.01 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This
                exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.02 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This
                exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

1. Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999.

2. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002.

3. Denotes a management contract or compensatory plan, contract or arrangement.

4. Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.

5. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2000.