Form 10-Q
period 2004-03-31
CAPITAL BANK CORP
filed 2004-05-07
CIK 1071992

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

As of May 7, 2004, there were 6,571,132 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                          Page No.
       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at March 31, 2004
            (Unaudited) and December 31, 2003                                                                 1
       Condensed consolidated statements of income for the three months
            ended March 31, 2004 and 2003 (Unaudited)                                                         2
       Condensed consolidated statements of changes in shareholders' equity for
            the three months ended March 31, 2004 and 2003 (Unaudited)                                        3
       Condensed consolidated statements of comprehensive income for the
            three months ended March 31, 2004 and 2003 (Unaudited)                                            4
       Condensed consolidated statements of cash flows for the three months
            ended March 31, 2004 and 2003 (Unaudited)                                                     5 - 6
       Notes to condensed consolidated financial statements                                               7 - 9

       Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                        9 - 20

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    20

       Item 4. Controls and Procedures                                                                       20

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                                             21

       Item 2. Changes in Securities and Use of Proceeds                                                     21

       Item 3. Defaults Upon Senior Securities                                                               21

       Item 4. Submission of Matters to a Vote of Security Holders                                           21

       Item 5. Other Information                                                                             21

       Item 6. Exhibits and Reports on Form 8-K                                                         21 - 22

       Signatures                                                                                            23

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2004 and December 31, 2003

                                                                 March 31,       December 31,
                                                                    2004             2003
---------------------------------------------------------------------------------------------
                                (Dollars in thousands)          (Unaudited)
ASSETS
Cash and due from banks:
      Interest earning                                          $     7,460       $       569
      Noninterest earning                                            23,918            21,839
Federal funds sold                                                   18,507             3,202
Investment securities - available for sale, at fair value           159,349           165,913
Loans-net of unearned income and deferred fees                      642,407           625,945
Allowance for loan losses                                           (11,221)          (11,613)
                                                                -----------       -----------
         Net loans                                                  631,186           614,332
                                                                -----------       -----------
Premises and equipment, net                                          14,582            14,190
Bank owned life insurance                                             9,591             9,429
Deposit premium and goodwill, net                                    14,465            14,530
Deferred tax assets                                                   5,516             6,492
Other assets                                                          7,129             7,238
                                                                -----------       -----------
            Total assets                                        $   891,703       $   857,734
                                                                ===========       ===========

LIABILITIES
Deposits:
      Demand, noninterest bearing                               $    62,703       $    58,350
      Savings and interest bearing demand deposits                  207,696           200,452
      Time deposits                                                 408,418           370,817
                                                                -----------       -----------
         Total deposits                                             678,817           629,619
                                                                -----------       -----------
Repurchase agreements                                                 9,922            11,014
Borrowings                                                           97,523           114,591
Trust preferred securities                                           20,620            20,620
Other liabilities                                                     9,381             8,967
                                                                -----------       -----------
            Total liabilities                                       816,263           784,811
                                                                -----------       -----------

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
      6,571,132 and 6,541,495 issued and outstanding as of
      2004 and 2003, respectively                                    67,724            67,381
Retained earnings                                                     6,216             5,165
Accumulated other comprehensive income                                1,500               377
                                                                -----------       -----------
            Total shareholders' equity                               75,440            72,923
                                                                -----------       -----------
            Total liabilities and shareholders' equity          $   891,703       $   857,734
                                                                ===========       ===========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2004 and 2003

                                                                              2004                2003
----------------------------------------------------------------------------------------------------------
                         (In thousands except per share data)                        (Unaudited)
Interest income:
      Loans and loan fees                                                 $      8,471        $      8,478
      Investment securities                                                      1,718               1,628
      Federal funds and other interest income                                       42                  71
                                                                          ------------        ------------
         Total interest income                                                  10,231              10,177
                                                                          ------------        ------------
Interest expense:
      Deposits                                                                   2,862               3,156
      Borrowings and repurchase agreements                                       1,100               1,086
                                                                          ------------        ------------
         Total interest expense                                                  3,962               4,242
                                                                          ------------        ------------
         Net interest income                                                     6,269               5,935
Provision for loan losses                                                          116                 600
                                                                          ------------        ------------
         Net interest income after provision for loan losses                     6,153               5,335
                                                                          ------------        ------------
Noninterest income:
      Mortgage origination fees and related gains                                  337               1,206
      Deposit service charges and other fees                                       727                 656
      Investment securities gains, net                                              13                 251
      Other noninterest income                                                     524                 492
                                                                          ------------        ------------
         Total noninterest income                                                1,601               2,605
                                                                          ------------        ------------
Noninterest expenses:
      Salaries and employee benefits                                             2,842               3,428
      Occupancy                                                                    572                 532
      Furniture and equipment                                                      365                 368
      Data processing                                                              322                 279
      Advertising                                                                  202                 191
      Amortization of deposit premium                                               65                  74
      Other expenses                                                             1,269               1,076
                                                                          ------------        ------------
         Total noninterest expenses                                              5,637               5,948
                                                                          ------------        ------------
            Net income before income tax expense                                 2,117               1,992
Income tax expense                                                                 737                 711
                                                                          ------------        ------------
            Net income                                                    $      1,380        $      1,281
                                                                          ============        ============

Earnings per share - basic                                                $       0.21        $       0.19
                                                                          ============        ============
Earnings per share - diluted                                              $       0.20        $       0.19
                                                                          ============        ============

Weighted average shares
      Basic                                                                  6,688,946           6,729,505
                                                                          ============        ============
      Fully diluted                                                          6,886,567           6,904,526
                                                                          ============        ============

See Notes to Condensed Consolidated Financial Statements

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2004 and 2003

                                                            (In thousands)
                                                                                                         Retained
                                                      Shares of                          Other           Earnings
                                                       Common           Common            Comp.          Retained
                                                        Stock            Stock           Income          Earnings           Total
                                                     ----------       ----------       ----------       ----------       ----------
Balance at January 1, 2003                            6,595,784       $   68,697       $    1,293       $    5,481       $   75,471
Repurchase of outstanding common stock                   (5,000)             (72)              --               --              (72)
Reissuance of common stock
      for options exercised                              35,308              253               --               --              253
Net income                                                   --               --               --            1,281            1,281
Other comprehensive income                                   --               --              (89)              --              (89)
                                                                                                                         ----------
     Comprehensive income                                                                                                     1,192
                                                                                                                         ----------
Cash dividends                                               --               --               --             (332)            (332)
                                                     ----------       ----------       ----------       ----------       ----------
Balance at March 31, 2003                             6,626,092       $   68,878       $    1,204       $    6,430       $   76,512
                                                     ==========       ==========       ==========       ==========       ==========

Balance at January 1, 2004                            6,541,495       $   67,381       $      377       $    5,165       $   72,923
Issuance of common stock
     for options exercised                               29,637              343               --               --              343
Net income                                                   --               --               --            1,380            1,380
Other comprehensive income                                   --               --            1,123               --            1,123
                                                                                                                         ----------
     Comprehensive income                                                                                                     2,503
                                                                                                                         ----------
Cash dividends                                               --               --               --             (329)            (329)
                                                     ----------       ----------       ----------       ----------       ----------
Balance at March 31, 2004                             6,571,132       $   67,724       $    1,500       $    6,216       $   75,440
                                                     ==========       ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2004 and 2003

                                                                 2004             2003
-----------------------------------------------------------------------------------------
                                       (In thousands)                  (Unaudited)
Three month period ended March 31, 2004 and 2003:
      Net income                                              $    1,380       $    1,281
      Reclassification of gains recognized in net income             (13)            (251)
      Unrealized gains on securities available for sale            1,852              130
      Income Tax benefit (expense)                                  (716)              32
                                                              ----------       ----------
         Comprehensive income                                 $    2,503       $    1,192
                                                              ==========       ==========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003

                                                                        2004            2003
------------------------------------------------------------------------------------------------
                                   (In thousands)                           (Unaudited)
Cash Flows From Operating Activities
      Net income                                                     $    1,380       $    1,281
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of deposit premium                                     65               74
         Depreciation                                                       362              382
         Investment securities gains, net                                   (13)            (251)
         Change in loans held for sale                                    2,613           (2,262)
         Amortization of premiums on securities, net                        173              462
         Deferred income tax (benefit) expense                              272             (112)
         Provision for loan losses                                          116              600
         Changes in assets and liabilities:
            Accrued interest receivable and other assets                    257             (195)
            Accrued interest payable and other liabilities                  413              411
         Other operating activities, net                                      9               --
                                                                     ----------       ----------
                Net cash provided by operating activities                 5,647              390
                                                                     ----------       ----------
Cash Flows From Investing Activities
      Loan originations, net of principal repayments                    (19,893)         (19,455)
      Additions to premises and equipment                                  (770)            (252)
      Net (purchase) sale of Federal Home Loan Bank stock                   852             (432)
      Purchase of securities available for sale                         (17,643)         (24,141)
      Proceeds from maturities of securities available for sale           9,009           15,384
      Proceeds from sale of securities available for sale                16,013            8,301
      Other investing activities, net                                         7              (37)
                                                                     ----------       ----------
                Net cash used in investing activities                   (12,425)         (20,632)
                                                                     ----------       ----------
Cash Flows From Financing Activities
      Net increase in deposits                                           49,198            7,803
      Net decrease in repurchase agreements                              (1,092)          (1,088)
      Net increase (decrease) in borrowings                             (17,068)           6,933
      Cash dividends paid                                                  (328)            (332)
      Issuance of common stock for options                                  343              253
      Purchase of common stock                                               --              (72)
                                                                     ----------       ----------
                Net cash provided by financing activities                31,053           13,497
                                                                     ----------       ----------
                Net change in cash and cash equivalents                  24,275           (6,745)
      Cash and cash equivalents:
         Beginning                                                       25,610           51,533
                                                                     ----------       ----------
         Ending                                                      $   49,885       $   44,788
                                                                     ==========       ==========

                                                        (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Three Months Ended March 31, 2004 and 2003

                                                          2004            2003
---------------------------------------------------------------------------------
                        (In thousands)                        (Unaudited)
Supplemental Disclosure of Cash Flow Information
      Transfer from loans to real estate acquired
         through foreclosure                           $      310      $      240
                                                       ==========      ==========

      Dividends payable                                $      329      $      332
                                                       ==========      ==========

      Cash paid for:
         Income taxes                                  $       63      $      781
                                                       ==========      ==========

         Interest                                      $    3,875      $    4,276
                                                       ==========      ==========

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services ("CBIS"). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the Company's audited consolidated financial statements.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive income and information concerning the Company's other comprehensive income items for the three month period ended March 31, 2004 and 2003 are as shown in the Company's Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2004 and 2003 (unaudited).

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the Treasury Stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month period ended March 31, 2004 and 2003.

                                                                2004             2003
                                                             --------------------------
(Dollars in thousands)                                               (Unaudited)
Three month periods ended March 31, 2004 and 2003:

Income available to shareholders - basic and diluted         $    1,380      $    1,281
                                                             ==========      ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic         6,688,946       6,729,505
Incremental shares from assumed exercise of stock
      options                                                   197,621         175,021
                                                             ----------      ----------
Weighted average number of shares outstanding - diluted       6,886,567       6,904,526
                                                             ==========      ==========

Options to purchase 667,000 shares of common stock were used in the diluted calculation. All options currently issued under existing plans were included in the diluted calculation because the average fair market value of a common share of stock was greater than each option exercise price.

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

Under SFAS No. 148 ("FAS 148"), Accounting for Stock-Based Compensation-- Transition and Disclosure, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes (i) the method of accounting for stock options; (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date. These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes.

The Company did not grant any options to purchase its shares of common stock during the first three months of 2004. For the three month periods ended March 31, 2004 and 2003, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                                           2004           2003
                                                                        -------------------------
(Dollars in thousands)                                                          (Unaudited)
Three month periods ended March 31, 2004 and 2003:

Net income, as reported                                                 $   1,380       $   1,281
Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                  (42)            (48)
                                                                        -------------------------
Pro forma net income                                                    $   1,338       $   1,233
                                                                        =========================

Earnings per share:
Basic - as reported                                                     $    0.21       $    0.19
Basic - pro forma                                                       $    0.20       $    0.19
Diluted - as reported                                                   $    0.20       $    0.18
Diluted - pro forma                                                     $    0.19       $    0.18

5. Loans

The composition of the loan portfolio by loan classification at March 31, 2004 and December 31, 2003 is as follows:

                                                                         March 31,       December 31,
(Dollars in thousands)                                                     2004             2003
                                                                        ----------       -----------
Commercial                                                              $  495,473       $  474,104
Consumer                                                                    39,355           42,929
Home equity lines                                                           61,031           58,430
Residential mortgages                                                       46,427           50,437
                                                                        ----------       ----------
                                                                           642,286          625,900
Less deferred loan fees (costs), net                                           121              (45)
                                                                        ----------       ----------
                                                                        $  642,407       $  625,855
                                                                        ==========       ==========

Loans held for sale as of March 31, 2004 and December 31, 2003 were $2.2 million and $4.8 million, respectively.

Item 2

Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three month period ended March 31, 2004 and 2003 for Capital Bank Corporation (the "Company") and its wholly owned subsidiaries. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and nonbank financial services providers, many of which have substantially greater resources including higher total assets and capitalization, greater access to capital markets and offering a broader array of financial services.

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


We also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements including those imposed by the Securities and Exchange Commission may adversely affect our ability to operate profitably.

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

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of the state of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services, Inc. ("CBIS"). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. CBIS was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001. In the third quarter of 2003, the Company discontinued the operations of CBIS.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Northampton, Granville, Warren, Alamance, Lee, Buncombe, and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Northampton, Granville, Warren and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance County has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes Hickory, is a regional center for manufacturing and wholesale trade. The economic base of Buncombe County is comprised primarily of services, medical, tourism and manufacturing industries and includes the city of Asheville.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, construction, businesses, agriculture, personal uses, home improvement and automobiles; home equity lines of credit; consumer loans; individual retirement accounts; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler's checks; various investments; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

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

Financial Condition

Total consolidated assets of the Company at March 31, 2004 were $891.7 million compared to $857.7 million at December 31, 2003, an increase of $34.0 million, or 4%. This increase was due to strong internal growth primarily due to a successful deposit campaign during the quarter. On March 31, 2004, loans, including loans held for sale of $2.2 million, were $642.4 million, up $16.5 million, or 3%, compared to December 31, 2003. Loan growth increased in part due to the addition of new commercial lenders in the Company's higher growth regions and the decision to expand the Company's market around those high growth areas. At March 31, 2004, investment securities were $159.3 million, down $6.6 million from December 31, 2003. Due to the current fixed income market conditions, the Company made a decision to not reinvest the principal cash flows from its investment portfolio in certain interest rate environments. Federal funds sold were $18.5 million, up $15.3 million from December 31, 2003. As the Company increased its cash position due to the significant amount of funds brought in as a result of the deposit campaign, most of that cash was invested in Federal Funds after repaying short-term borrowings rather than being invested in long term securities. As loan demand increases, the Company intends to use these short term investments to fund additional loans.

Earning assets represented 92.82% of total assets as of March 31, 2004. The allowance for loan losses as of March 31, 2004 was $11.2 million and represented approximately 1.75% of total loans. The allowance for loan losses decreased $400,000 or 3% from the December 31, 2003 balance of $11.6 million due to the overall improvement in loan quality in the portfolio. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio. See "Asset Quality" for additional discussion.

Deposits as of March 31, 2004 were $678.8 million, an increase of $49.2 million or 8% from December 31, 2003, primarily as a result of strong internal growth fueled by a successful deposit campaign run during the period. During the first quarter, the Company experienced an increase of $37.6 million, or 10%, in certificates of deposit compared to December 31, 2003. This movement was largely attributable to a promotion running from January to March, 2004. At March 31, 2004, certificates of deposit represented 60.17% of total deposits compared to 58.90% at

December 31, 2003. At the same time, non-interest bearing demand deposit accounts increased to $62.7 million at March 31, 2004, an increase of $4.4 million, or 7%, from $58.4 million at December 31, 2003. Savings, interest bearing demand deposit, and money market accounts increased to $207.7 million at March 31, 2004, an increase of $7.2 million, or 4%, from $200.5 million at December 31, 2003. Borrowings decreased to $97.5 million, or 15%, at March 31, 2004 from $114.6 million as of December 31, 2003. The Company used some of the funds received from the deposit campaign to pay off all of its short-term borrowings during the recent quarter.

Total consolidated shareholders' equity was $75.4 million as of March 31, 2004, an increase of $2.5 million from December 31, 2003. The increase can be primarily attributed to retained earnings of $1.1 million, reflecting net income during the period. See the Consolidated Statements of Changes in Shareholders' Equity for additional information.

Results of Operations

Three month period ended March31, 2004

For the three month period ended March 31, 2004, the Company reported net income of $1.4 million, or $.20 per diluted share, compared to income of $1.3 million, or $.19 per diluted share, for the same three month period ended March 31, 2003.

Net interest income increased 6%, or $334,000, from $5.9 million for the three month period ended March 31, 2003, to $6.3 million for the same period in 2004. The rise in net interest income is primarily the result of an $18 million increase in average earning assets due to internal growth. The net interest margin on a fully taxable equivalent basis increased 11 basis points year-over-year to 3.19% for the three months ended March 31, 2004 from 3.08% for the same time period for 2003. The increase in the net interest margin can be largely attributed to a decrease in the rate paid on interest-bearing liabilities and the benefit from noninterest bearing liabilities. The Company's balance sheet remains asset-sensitive and, as a result, its interest earning assets reprice quicker than its interest bearing liabilities after interest rate movements.

The following table reflects the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                   Three Months Ended March 31, 2004 and 2003
                (Tax Equivalent Basis - Dollars in Thousands) (1)

                                                              2004                                          2003
                                            -------------------------------------------------------------------------------------
                                             Average         Amount          Average       Average         Amount         Average
                                             Balance         Earned            Rate        Balance         Earned          Rate
                                            -------------------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                                $ 482,844       $   6,344          5.26%      $ 444,546       $   5,890          5.34%
  Consumer                                     39,149             663          6.77%         49,686             851          6.91%
  Home equity                                  59,299             722          4.87%         45,429             634          5.63%
  Residential mortgages                        47,972             742          6.19%         69,077           1,103          6.44%
                                            -------------------------------------------------------------------------------------
Total loans                                   629,264           8,471          5.38%        608,738           8,478          5.62%
Investment securities (3)                     162,290           1,886          4.65%        155,428           1,715          4.45%
Federal funds sold and other
    interest on short term investments         14,847              42          1.13%         24,649              71          1.16%
                                            -------------------------------------------------------------------------------------
Total interest earning assets                 806,401       $  10,399          5.16%        788,815       $  10,264          5.25%
                                                            =======================                       =======================
Cash and due from banks                        24,022                                        21,168
Other assets                                   51,765                                        43,204
Reserve for loan losses                       (11,715)                                       (9,618)
                                            ---------                                     ---------
Total assets                                $ 870,473                                     $ 843,569
                                            =========                                     =========

Liabilities and Equity
Savings deposits                            $  17,287       $      11          0.25%      $  19,545       $      22          0.45%
Interest-bearing demand deposits              184,229             493          1.07%        179,760             523          1.17%
Time deposits                                 387,597           2,358          2.43%        389,378           2,611          2.70%
                                            -------------------------------------------------------------------------------------
Total interest bearing deposits               589,113           2,862          1.94%        588,683           3,156          2.16%
Borrowed funds                                110,760             869          3.14%        107,727           1,063          3.98%
Trust preferred debt                           20,620             216          4.19%             --              --          0.00%
Repurchase agreements                          11,183              15          0.54%         12,974              23          0.71%
                                            -------------------------------------------------------------------------------------
  Total interest-bearing liabilities          731,676       $   3,962          2.17%        709,384       $   4,242          2.41%
                                                            =======================                       =======================
Non-interest bearing deposits                  55,919                                        47,577
Other liabilities                               8,399                                        10,057
                                            ---------                                     ---------
Total liabilities                             795,994                                       767,018
Shareholders' equity                           74,479                                        76,551
                                            ---------                                     ---------
 Total liabilities and equity               $ 870,473                                     $ 843,569
                                            =========                                     =========

Net interest spread (4)                                                        2.99%                                         2.84%

Tax equivalent adjustment                                   $     168                                     $      87

Net interest income and net
  interest margin (5)                                       $   6,437          3.19%                      $   6,022          3.08%

      (1) The taxable equivalent basis is computed using a blended federal and state rate of approximately 38%.

      (2) Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.

      (3) The average balance for investment securities exclude the effect of their mark-to-market adjustment, if any.

      (4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

      (5) Net interest margin represents the net interest income divided by average interest-earning assets.

For the three month period ended March 31, 2004, the provision for loan losses was $116,000 compared to $600,000 for the same period in 2003, a decrease of $484,000. The decrease in the provision during the quarter was due to an overall improvement in credit quality in the Company's loan portfolio from December 31, 2003, primarily related to a decline in nonperforming loans. At March 31, 2004, the allowance for loan losses was 1.75% of total loans compared with 1.91% at December 31, 2003. See "Asset Quality" for further discussion.

Non-interest income for the three month period ended March 31, 2004, was $1.6 million compared to $2.6 million for the same period in 2003, a decrease of 39%. The decrease was primarily attributable to a substantial drop in fee income recorded by the Bank's mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. For the same reason, mortgage origination fees fell 72% to $337,000 in the first quarter of 2004 from the $1.2 million earned in the three month period ended March 31, 2003. Securities gains also fell 95% during the period from $251,000 during the first three months of 2003 to $13,000 during the same period of 2004.

Fees for non-sufficient funds increased to $474,000 during the three months ended March 31, 2004 from $410,000 during the same period in 2003, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. Other categories that improved include ATM fees, which increased 14% from $63,000 in the three month period ended March 31, 2003 to $72,000 in the three month period ended March 31, 2004, and other non-interest income, which includes fees earned by the government lending department. One other component of the year-over-year increase in other noninterest income is a $108,000 gain on sale of repossessed property recorded in first quarter of 2004.

Non-interest expense for the three month period ended March 31, 2004 was $5.6 million compared to $5.9 million for the corresponding period in 2003. Salaries and employee benefits, representing the largest non-interest expense category, decreased to $2.8 million, for the three month period ended March 31, 2004 from $3.4 million for the same period in 2003. This decrease reflects a drop in the number of personnel employed by the Company due to the consolidation of certain operations and the cessation of the operations of CBIS. It remains management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. Decreases in non-interest expense also reflect a significant drop in commissions paid on mortgage originations and government lending as a result of slowed business in those areas. Commission expense for the three month period ended March 31, 2004 was $160,000 compared to $547,000 for the same period in 2003. As of March 31, 2004, the Company had 204 full-time equivalent employees compared to 231 for the same date in 2003 and 190 at December 31, 2003.

Occupancy costs, the second largest component of non-interest expenses, increased 8%, or $40,000, to $572,000 for the three month period ended March 31, 2004 from $532,000 for the same period in 2003. This increase is primarily the result of one time costs incurred to move the operations and credit administration functions to a new facility to consolidate operations and locations.

Other expenses increased from $1.1 million for the three month period ended March 31, 2003 to $1.3 million for the same period in 2004. Largest components of other expenses for the first quarter of 2004 includes audit and accounting fees, which increased from $45,000 in 2003 to $131,000 in 2004, primarily a result of additional services required for the Federal Deposit Insurance Incorporation Improvement Act ("FDICIA") as a result of the Bank having reached over $500 million in assets as of January 1, 2003. Travel and entertainment increased year-over-year from $58,000 in 2003 to $89,000 in 2004 as the footprint of the organization expanded and travel between locations increased. Franchise taxes increased $13,000 to $46,000 from $25,000 in the comparable prior year due to the increase in the net capital of the Company, on which the franchise tax is assessed.

The Company recorded an income tax expense of $737,000 during the three month period ended March 31, 2004 compared to an expense of $711,000 during the same period in 2003. At March 31, 2004, the Company had net deferred tax assets of $5.5 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements. The effective tax rate dropped from 35.7% in the first quarter of 2003 to 34.8% for the comparable period in 2004. The decrease is primarily due to an increase in nontaxable income in 2004 as a result of an additional investment in bank owned life insurance during the second quarter of 2003.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To insure that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer does an annual review of all loans over a certain threshold, all unsecured loans over a certain loan amount, a sampling of loans within a lender's authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and will report on a sampling of loans each month to the Board of Directors' Loan Committee. On an as needed basis, the Bank will hire an outside third party firm to do a review of loans to ensure quality standards and accurate risk assessment.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management charged operations in the amount of $116,000 for the three month period ended March 31, 2004 to provide for probable losses related to uncollectible loans. Loan loss reserves were 1.75% and 1.59% of gross loans, respectively, as of March 31, 2004 and 2003. The following table presents an analysis of changes in the allowance for loan losses for the three month period ended March 31, 2004 and 2003:

                                                              Three Months
                                                             Ended March 31,
                                                          2004           2003
                                                       ---------       ---------
(Dollars in thousands)
Allowance for loan losses, beginning of period         $  11,613       $   9,390
Net charge-offs:
      Loans charged off:
      Commercial                                             447              63
      Consumer                                               185              75
      Mortgage                                                --              38
                                                       ---------       ---------
           Total charge-offs                                 632             176
                                                       ---------       ---------
      Recoveries of loans previously charged off:
      Commercial                                              54             104
      Consumer                                                 4               1
      Mortgage                                                66              --
                                                       ---------       ---------
           Total recoveries                                  124             105
                                                       ---------       ---------
           Total net charge-offs                             508              71
                                                       ---------       ---------
      Loss provisions charged to operations                  116             600
                                                       ---------       ---------
Allowance for loan losses, end of period               $  11,221       $   9,919
                                                       =========       =========

Net charge-offs to average loans during the
period (annualized)                                         0.32%           0.05%
Allowance as a percent of gross loans                       1.75%           1.59%

The following table presents an analysis of nonperforming assets as of March 31, 2004 and 2003 and December 31, 2003:

                                                                                   Period
                                                         Period                    Ended
                                                     Ended March 31,            December 31,
                                                  2004             2003             2003
                                               ----------       ----------      ------------
(Dollars in thousands)
Nonperforming assets:
      Nonaccrual loans:
      Commercial real estate                   $    2,896       $    3,726       $    3,376
      Construction                                    580              379            1,444
      Commercial                                      443              546              390
      Consumer                                        578              330              529
      Mortgage                                      1,980            1,284            2,271
                                               ----------       ----------       ----------
           Total nonaccrual loans                   6,477            6,265            8,010
      Foreclosed property held                        416              888              978
                                               ----------       ----------       ----------
           Total nonperforming assets          $    6,893       $    7,153       $    8,988
                                               ==========       ==========       ==========

Nonperforming loans to total loans                   1.01%            1.01%            1.44%
Nonperforming assets to total assets                 0.77%            0.84%            1.05%
Allowance coverage of nonperforming loans             173%             158%             140%

On March 31, 2004, nonperforming assets were $6.5 million, a $212,000 increase from the same date in 2003. Nonperforming assets, which includes nonperforming loans and foreclosed property, decreased both on an absolute basis and as a percent of total assets. Nonperforming assets as a percent of total assets decreased to .77% as of March 31, 2004 from .84% as of March 31, 2003.

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

Loans deemed to be impaired at March 31, 2004 and 2003 amounted to $3.0 million and $6.0 million, respectively. Average impaired loans during the first quarter of 2004 were $3.0 million.

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

Foreclosed property decreased to $416,000 at March 31, 2004 from $888,000 million at March 31, 2003. The Company is actively marketing all of its foreclosed property. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $49.8 million in its most liquid assets, cash and cash equivalents, as of March 31, 2004. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 93.66% of total assets at March 31, 2004. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta.

Shareholders' equity was $75.4 million or $11.48 per share at March 31, 2004. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth and to maintain a well-capitalized position.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of March 31, 2004 and the minimum requirements are presented in the following table.

                                                                                            Minimum
                                                                                       Requirements To Be
                                                               Actual                   Well Capitalized
                                                       ----------------------        ---------------------
(Dollars in thousands)                                  Amount          Ratio         Amount         Ratio
                                                       --------         -----        --------        -----
        Capital Bank Corporation
Total Capital (to Risk Weighted Assets)                $ 87,967         12.23%       $ 71,942        10.00%
Tier I Capital (to Risk Weighted Assets)                 78,596         10.92%         43,165         6.00%
Tier I Capital (to Average Assets)                       78,596          9.19%         42,774         5.00%

            Capital Bank
Total Capital (to Risk Weighted Assets)                $ 84,545         11.76%       $ 71,876        10.00%
Tier I Capital (to Risk Weighted Assets)                 75,533         10.51%         43,126         6.00%
Tier I Capital (to Average Assets)                       75,533          8.87%         42,554         5.00%

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2003 to March 31, 2004.

Item 4 Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and the Chief Financial Officer provide that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            Exhibit 10.1 Employment agreement dated April 21, 2004 between B. Grant Yarber and Capital Bank Corporation

            Exhibit 10.2 Employment agreement dated April 16, 2004 between Richard W. Edwards and Capital Bank Corporation

            Exhibit 31.1 Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Richard W. Edwards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1  Certification of B. Grant Yarber pursuant to 18 U.S.C.
                          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

            Exhibit 32.2 Certification of Richard W. Edwards pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

      (b)   Reports on Form 8-K

            On February 4, 2004, the Company furnished a Current Report on Form 8-K containing a press release reporting financial results for the quarterly period ended December 31, 2003, which included selected financial data for the quarter ended December 31, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

            On April 22, 2004, the Company furnished a Current Report on Form 8-K containing a press release on the appointment of Richard W. Edwards as Chief Financial Officer and also reporting financial results for the quarterly period ended March 31, 2004, which included selected financial data for the quarter ended March 31, 2004 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

            On April 23, 2004, the Company furnished a Current Report on Form 8-K containing a press release on the appointment of B. Grant Yarber as Chief Executive Officer. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPITAL BANK CORPORATION


Date: May 7, 2004                           By: /s/ Richard W. Edwards
                                               ------------------------------
                                                    Richard W. Edwards
                                                    Chief Financial Officer

                                  Exhibit Index
--------------------------------------------------------------------------------
Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
--------------------------------------------------------------------------------
Exhibit 10.1 Employment agreement dated April 21, 2004 between B. Grant Yarber and Capital Bank Corporation
--------------------------------------------------------------------------------
Exhibit 10.2 Employment agreement dated April 16, 2004 between Richard W. Edwards and Capital Bank Corporation
--------------------------------------------------------------------------------
Exhibit 31.1 Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 31.2 Certification of Richard W. Edwards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 32.1 Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
--------------------------------------------------------------------------------
Exhibit 32.2      Certification of Richard W. Edwards pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
--------------------------------------------------------------------------------