Form 10-Q
period 2004-06-30
CAPITAL BANK CORP
filed 2004-08-03
CIK 1071992

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to ____________

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

As of August 3, 2004, there were 6,587,068 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    CONTENTS

                                                                                 Page No.
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

   Condensed consolidated statements of financial condition at June 30, 2004
        (Unaudited) and December 31, 2003                                              1
   Condensed consolidated statements of income for the three months
        ended June 30, 2004 and 2003 (Unaudited)                                       2
   Condensed consolidated statements of income for the six months
        ended June 30, 2004 and 2003 (Unaudited)                                       3
   Condensed consolidated statements of changes in shareholders' equity for
        the six months ended June 30, 2004 and 2003 (Unaudited)                        4
   Condensed consolidated statements of comprehensive income (loss) for the
        three and six months ended June 30, 2004 and 2003 (Unaudited)                  5
   Condensed consolidated statements of cash flows for the six months
        ended June 30, 2004 and 2003 (Unaudited)                                   6 - 7
   Notes to condensed consolidated financial statements                           8 - 13

   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                    13 - 29

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                 29

   Item 4. Controls and Procedures                                               29 - 30

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                          30

   Item 2. Changes in Securities and Use of Proceeds                                  30

   Item 3. Defaults Upon Senior Securities                                            30

   Item 4. Submission of Matters to a Vote of Security Holders                   30 - 31

   Item 5. Other Information                                                          31

   Item 6. Exhibits and Reports on Form 8-K                                      31 - 32

   Signatures                                                                         33

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2004 and December 31, 2003

                                                              June 30,     December 31,
                                                                2004           2003
---------------------------------------------------------------------------------------
                                (Dollars in thousands)       (Unaudited)
ASSETS
Cash and due from banks:
      Interest earning                                        $   2,091     $     569
      Noninterest earning                                        26,729        21,839
Federal funds sold                                                6,497         3,202
Investment securities - available for sale, at fair value       150,340       165,913
Loans-net of unearned income and deferred fees                  657,537       625,945
Allowance for loan losses                                       (11,417)      (11,613)
                                                              ---------     ---------
         Net loans                                              646,120       614,332
                                                              ---------     ---------
Premises and equipment, net                                      14,968        14,190
Bank owned life insurance                                         9,754         9,429
Deposit premium and goodwill, net                                14,404        14,530
Deferred tax assets                                               7,668         6,492
Other assets                                                      7,183         7,238
                                                              ---------     ---------
            Total assets                                      $ 885,754     $ 857,734
                                                              =========     =========

LIABILITIES
Deposits:
      Demand, noninterest bearing                             $  62,726     $  58,350
      Savings and interest bearing demand deposits              214,452       200,452
      Time deposits                                             394,618       370,817
                                                              ---------     ---------
         Total deposits                                         671,796       629,619
                                                              ---------     ---------
Repurchase agreements                                             8,828        11,014
Borrowings                                                      102,456       114,591
Subordinated debentures                                          20,620        20,620
Other liabilities                                                 9,439         8,967
                                                              ---------     ---------
            Total liabilities                                   813,139       784,811
                                                              ---------     ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
      6,586,216 and 6,541,495 issued and outstanding as of
      June 30, 2004 and December 31, 2003, respectively          67,825        67,381
Retained earnings                                                 6,778         5,165
Accumulated other comprehensive income                           (1,988)          377
                                                              ---------     ---------
            Total shareholders' equity                           72,615        72,923
                                                              ---------     ---------
            Total liabilities and shareholders' equity        $ 885,754     $ 857,734
                                                              =========     =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2004 and 2003

                                                                    2004          2003
------------------------------------------------------------------------------------------
                        (In thousands except per share data)            (Unaudited)
Interest income:
      Loans and loan fees                                       $     8,572    $     8,723
      Investment securities                                           1,552          1,356
      Federal funds and other interest income                            39             56
                                                                -----------    -----------
         Total interest income                                       10,163         10,135
                                                                -----------    -----------
Interest expense:
      Deposits                                                        2,913          3,074
      Borrowings and repurchase agreements                            1,019          1,089
                                                                -----------    -----------
         Total interest expense                                       3,932          4,163
                                                                -----------    -----------
         Net interest income                                          6,231          5,972
Provision for loan losses                                               297          2,696
                                                                -----------    -----------
         Net interest income after provision for loan losses          5,934          3,276
                                                                -----------    -----------
Noninterest income:
      Deposit service charges and other fees                            768            746
      Mortgage origination fees and related gains                       365          1,297
      Investment securities gains, net                                   --            191
      Other noninterest income                                          411            505
                                                                -----------    -----------
         Total noninterest income                                     1,544          2,739
                                                                -----------    -----------
Noninterest expenses:
      Salaries and employee benefits                                  3,061          3,236
      Occupancy                                                         582            528
      Furniture and equipment                                           474            361
      Data processing                                                   301            309
      Advertising                                                       222            189
      Amortization of deposit premium                                    61             80
      Other expenses                                                  1,369          1,074
                                                                -----------    -----------
         Total noninterest expenses                                   6,070          5,777
                                                                -----------    -----------
            Income before income tax expense                          1,408            238
Income tax expense (benefit)                                            517            (47)
                                                                -----------    -----------
            Net income                                          $       891    $       285
                                                                ===========    ===========

Earnings per share - basic                                      $      0.13    $      0.04
                                                                ===========    ===========
Earnings per share - diluted                                    $      0.13    $      0.04
                                                                ===========    ===========

Weighted average shares
      Basic                                                       6,708,742      6,684,327
                                                                ===========    ===========
      Fully diluted                                               6,883,157      6,872,728
                                                                ===========    ===========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2004 and 2003

                                                                   2004          2003
----------------------------------------------------------------------------------------
                        (In thousands except per share data)          (Unaudited)
Interest income:
      Loans and loan fees                                       $   17,043    $   17,201
      Investment securities                                          3,270         2,984
      Federal funds and other interest income                           81           127
                                                                ----------    ----------
         Total interest income                                      20,394        20,312
                                                                ----------    ----------
Interest expense:
      Deposits                                                       5,775         6,230
      Borrowings and repurchase agreements                           2,119         2,175
                                                                ----------    ----------
         Total interest expense                                      7,894         8,405
                                                                ----------    ----------
         Net interest income                                        12,500        11,907
Provision for loan losses                                              413         3,296
                                                                ----------    ----------
         Net interest income after provision for loan losses        12,087         8,611
                                                                ----------    ----------
Noninterest income:
      Deposit service charges and other fees                         1,495         1,402
      Mortgage origination fees and related gains                      702         2,503
      Investment securities gains, net                                  13           442
      Other noninterest income                                         935           997
                                                                ----------    ----------
         Total noninterest income                                    3,145         5,344
                                                                ----------    ----------
Noninterest expenses:
      Salaries and employee benefits                                 5,903         6,664
      Occupancy                                                      1,154         1,060
      Furniture and equipment                                          839           729
      Data processing                                                  623           588
      Advertising                                                      424           380
      Amortization of deposit premium                                  126           154
      Other expenses                                                 2,638         2,150
                                                                ----------    ----------
         Total noninterest expenses                                 11,707        11,725
                                                                ----------    ----------
            Income before income tax expense                         3,525         2,230
Income tax expense                                                   1,254           664
                                                                ----------    ----------
            Net income                                          $    2,271    $    1,566
                                                                ==========    ==========

Earnings per share - basic                                      $     0.34    $     0.23
                                                                ==========    ==========
Earnings per share - diluted                                    $     0.33    $     0.23
                                                                ==========    ==========

Weighted average shares
      Basic                                                      6,698,844     6,706,791
                                                                ==========    ==========
      Fully diluted                                              6,884,862     6,888,502
                                                                ==========    ==========

See Notes to Condensed Consolidated Financial Statements

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2004 and 2003

                                         (Dollars in thousands)

                                          Shares of                       Other
                                            Common         Common          Comp.        Retained
                                            Stock          Stock          Income        Earnings         Total
                                          ----------     ----------     ----------     ----------     ----------
Balance at January 1, 2003                 6,595,784     $   68,697     $    1,293     $    5,481     $   75,471
Repurchase of outstanding common stock      (132,500)        (1,938)            --             --         (1,938)
Issuance of common stock
     for compensation                          2,373             24                                           24
Reissuance of common stock
      for options exercised                   54,657            425             --             --            425
Net income                                        --             --             --          1,566          1,566
Other comprehensive income                        --             --            254             --            254
Cash dividends                                    --             --             --           (658)          (658)
                                          ----------     ----------     ----------     ----------     ----------
Balance at June 30, 2003                   6,520,314     $   67,208     $    1,547     $    6,389     $   75,144
                                          ==========     ==========     ==========     ==========     ==========

Balance at January 1, 2004                 6,541,495     $   67,381     $      377     $    5,165     $   72,923
Issuance of common stock
     for options exercised                    44,721            444             --             --            444
Net income                                        --             --             --          2,271          2,271
Other comprehensive income                        --             --         (2,365)            --         (2,365)
Cash dividends                                    --             --             --           (658)          (658)
                                          ----------     ----------     ----------     ----------     ----------
Balance at June 30, 2004                   6,586,216     $   67,825     $   (1,988)    $    6,778     $   72,615
                                          ==========     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME (LOSS)
Three and Six Months Ended June 30, 2004 and 2003

                                                                      2004         2003
-----------------------------------------------------------------------------------------
                                                (In thousands)           (Unaudited)
Three month period ended June 30, 2004 and 2003:
      Net income                                                    $    891     $    285
      Reclassification of gains recognized in net income                  --         (191)
      Unrealized gains (losses) on securities available for sale      (5,677)         750
      Income tax benefit (expense)                                     2,189         (216)
                                                                    --------     --------
         Comprehensive income (loss)                                $ (2,597)    $    628
                                                                    ========     ========

Six month period ended June 30, 2004 and 2003:
      Net income                                                    $  2,271     $  1,566
      Reclassification of gains recognized in net income                 (13)        (442)
      Unrealized gains (losses) on securities available for sale      (3,825)         880
      Income tax benefit (expense)                                     1,473         (184)
                                                                    --------     --------
         Comprehensive income (loss)                                $    (94)    $  1,820
                                                                    ========     ========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003

                                                                  2004         2003
-------------------------------------------------------------------------------------
                                            (In thousands)            (Unaudited)
Cash Flows From Operating Activities
   Net income                                                   $  2,271     $  1,566
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Amortization of deposit premium                                126          154
      Depreciation                                                   744          751
      Investment securities gains, net                               (13)        (442)
      Change in loans held for sale                                 (787)     (10,239)
      Amortization of premiums on securities, net                    407        1,042
      Deferred income tax expense                                    309           59
      Provision for loan losses                                      413        3,296
      Changes in assets and liabilities:
         Accrued interest receivable and other assets                129          (51)
         Accrued interest payable and other liabilities              472         (798)
      Other operating activities, net                                 69           (3)
                                                                --------     --------
             Net cash provided by (used in)
             operating activities                                  4,140       (4,665)
                                                                --------     --------
Cash Flows From Investing Activities
   Loan originations, net of principal repayments                (31,813)     (38,149)
   Additions to premises and equipment                            (2,236)        (742)
   Net (purchase) sale of Federal Home Loan Bank stock               603         (682)
   Purchase of securities available for sale                     (27,424)     (67,720)
   Purchase of bank owned life insurance                              --       (6,000)
   Proceeds from sales of property and equipment                     645           --
   Proceeds from maturities of securities available for sale      22,137       45,722
   Proceeds from sales of securities available for sale           16,013       15,858
   Other investing activities, net                                    --          (30)
                                                                --------     --------
             Net cash used in investing activities               (22,075)     (51,743)
                                                                --------     --------
Cash Flows From Financing Activities
   Net increase in deposits                                       42,177       39,293
   Net increase (decrease) in repurchase agreements               (2,186)       2,672
   Net increase (decrease) in borrowings                         (12,135)      16,867
   Proceeds from subordinated debentures, net
      of issuance costs                                               --        9,700
   Cash dividends paid                                              (658)        (664)
   Issuance of common stock for options                              444          425
   Issuance of common stock for compensation                          --           24
   Purchase of common stock                                           --       (1,938)
                                                                --------     --------
             Net cash provided by financing activities            27,642       66,379
                                                                --------     --------

                                                        (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Six Months Ended June 30, 2004 and 2003

                                                              2004        2003
--------------------------------------------------------------------------------
                                        (In thousands)           (Unaudited)

            Net change in cash and cash equivalents            9,707       9,971
    Cash and cash equivalents:
       Beginning                                              25,610      51,533
                                                            --------    --------
       Ending                                               $ 35,317    $ 61,504
                                                            ========    ========

Supplemental Disclosure of Cash Flow Information
    Transfer from loans to real estate acquired
       through foreclosure                                  $    399    $    240
                                                            ========    ========

    Dividends payable                                       $    328    $    326
                                                            ========    ========

    Cash paid for:
       Income taxes                                         $    384    $  1,008
                                                            ========    ========

       Interest                                             $  7,777    $  8,555
                                                            ========    ========

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1.    Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiaries, Capital Bank (the "Bank") and Capital Bank Investment Services, Inc. ("CBIS"). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the Company's audited consolidated financial statements.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company's comprehensive income and information concerning the Company's other comprehensive income items for the three and six month periods ended June 30, 2004 and 2003 are as shown in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2004 and 2003 (unaudited).

3.    Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2004 and 2003.

                                                              2004          2003
                                                           ------------------------
(Dollars in thousands)                                          (Unaudited)
Three month periods ended June 30, 2004 and 2003:

Income available to shareholders - basic and diluted       $      891    $      285
                                                           ==========    ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic       6,708,742     6,684,327
Incremental shares from assumed exercise of stock
      options                                                 174,415       188,401
                                                           ----------    ----------
Weighted average number of shares outstanding - diluted     6,883,157     6,872,728
                                                           ==========    ==========

Six month periods ended June 30, 2004 and 2003:

Income available to shareholders - basic and diluted       $    2,271    $    1,566
                                                           ==========    ==========
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic       6,698,844     6,706,791
Incremental shares from assumed exercise of stock
      options                                                 186,018       181,711
                                                           ----------    ----------
Weighted average number of shares outstanding - diluted     6,884,862     6,888,502
                                                           ==========    ==========

Options to purchase approximately 643,000 shares of common stock were used in the diluted calculation. An aggregate of 7,000 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated common shares of stock.

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

Under SFAS No. 148 ("FAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes (i) the method of accounting for stock options; (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date. These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes.

The Company granted 8,000 options to purchase its shares of common stock at a weighted average price of $16.33 during the first six months of 2004. For the three and six month periods ended March 30, 2004 and 2003, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                                     2004          2003
                                                                  -----------------------
(Dollars in thousands)                                                  (Unaudited)
Three month periods ended June 30, 2004 and 2003:

Net income, as reported                                           $     891     $     285
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                        (39)          (45)
                                                                  -----------------------
Pro forma net income                                              $     852     $     240
                                                                  =======================

Earnings per share:
Basic - as reported                                               $    0.13     $    0.04
Basic - pro forma                                                 $    0.13     $    0.04
Diluted - as reported                                             $    0.13     $    0.04
Diluted - pro forma                                               $    0.13     $    0.04

Six month periods ended June 30, 2004 and 2003:

Net income, as reported                                           $   2,271     $   1,566
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                        (81)          (93)
                                                                  -----------------------
Pro forma net income                                              $   2,190     $   1,473
                                                                  =======================

Earnings per share:
Basic - as reported                                               $    0.34     $    0.23
Basic - pro forma                                                 $    0.33     $    0.23
Diluted - as reported                                             $    0.33     $    0.22
Diluted - pro forma                                               $    0.32     $    0.22

5.    Investment Securities

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2004:

                                                         -----------------------
(Dollars in thousands)                                         (Unaudited)
                                                                        Gross
                                                                      Unrealized
Description of security                                  Fair Value     Losses
                                                         ----------   ----------
Direct obligations of U.S. government agencies           $  34,383     $   1,113
Municipal bonds                                             24,470            69
Federal agency mortgage-backed securities                   86,398         2,054
FHLB stock                                                   5,089            --
                                                         -----------------------
                                                         $ 150,340     $   3,236
                                                         =======================

Government Agency Obligations. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.


Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company's investment in agency mortgage-backed securities issued by FNMA, FHLMC, and GNMA were caused by interest rate increases. The Company purchased most of these investments at either a discount or a premium relative to their face amount, and the contractual cash flows of each is guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

6.    Loans

The composition of the loan portfolio by loan classification at June 30, 2004 and December 31, 2003 is as follows:

                                                       June 30,     December 31,
(Dollars in thousands)                                   2004           2003
                                                      ----------    ------------

Commercial                                            $  509,068     $  474,104
Consumer                                                  41,500         42,929
Home equity lines                                         59,724         58,430
Residential mortgages                                     47,232         50,437
                                                      ----------     ----------
                                                         657,524        625,900
Less deferred loan fees (costs), net                          13             45
                                                      ----------     ----------
                                                      $  657,537     $  625,945
                                                      ==========     ==========

Loans held for sale, primarily from mortgage banking activities, as of June 30, 2004 and December 31, 2003 were $5.6 million and $4.8 million, respectively, and were included in the residential mortgage category.

7.    New Pronouncements

Revenue Recognition In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements--Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Post Retirement Benefits In December 2003, the FASB revised SFAS No. 132, Employer's Disclosures about Pensions and Other Post-retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132R, is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 14, 2004. The adoption of this SFAS did not have a material impact on our results of operations or financial condition.

Investments In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 003-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 003-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

Loan Commitments In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

Purchased Loans In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect its application to have a material impact on our consolidated financial position or results of operations.

Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and six month period ended June 30, 2004 and 2003 for Capital Bank Corporation (the "Company") and its wholly owned subsidiaries. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

There Are Potential Risks Associated With Future Acquisitions and Expansions

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

In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening which could decrease the Company's reported earnings.

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

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Northampton, Granville, Warren, Alamance, Lee, Buncombe, Guilford and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Northampton, Granville, Warren and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance and Guilford counties have an diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes Hickory, is a regional center for manufacturing and wholesale trade. The economic base of Buncombe County is comprised primarily of services, medical, tourism and manufacturing industries and includes the city of Asheville.

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

Beginning in the third quarter of 2004, the Bank plans to offer non-insured investment products and services through a business relationship with a leading Raleigh, North Carolina based broker-dealer. The Bank anticipates hiring four - six predominately commission compensated investment representatives during the remainder of 2004 to offer these products and services to its customers.

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

Executive Summary

As discussed in more detail within this Management's Discussion and Analysis, the following is a brief summary of certain of our significant quarterly results:

      o The Company recorded an increase in net income for the second quarter 2004 compared to the same period in the prior year. Profit for the quarter was $891,000 or $.13 per fully diluted share compared to $285,000 or $.04 per fully diluted share in the second quarter of 2003. For the six months ended June 30, 2004, net income was $2,271,000 or $.33 per fully diluted share compared to $1,566,000 or $.23 per fully diluted share for the first six months of 2003.

      o The provision for loan losses was $297,000 and $2,696,000 for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the provision for loan losses was $413,000 compared to $3,296,000 for the same period of 2003. Net charge-offs for the six months ended June 30, 2004 were $609,000 or .19% of average loans compared to $3,232,000 or 1.04% of average loans for the six months ended June 30, 2003. The significant declines in the provision expense and net charge-offs are the result of credit issues reported during the second quarter of 2003.

      o Net interest income increased from 2003 levels for both the quarter and the six months ended June 30, 2004, increasing by $259,000 and $593,000, respectively. The Company's net interest margin increased compared to second quarter 2003 by 10 basis points to 3.14% in second quarter of 2004. For the six months ended June 30, 2004 and 2003, the net interest margin was 3.17% and 3.07%, respectively.

      o Mortgage production, a large component of noninterest income, was impacted by industry wide lower origination volumes caused by higher mortgage interest rates. The Company's noninterest income for both the three months and six months ended June 30, 2004 declined compared to the comparable periods of 2003, largely due to declines in mortgage income and securities gains realized in 2003. Noninterest income was $1,544,000 for the second quarter of 2004 and $3,145,000 for the six months ended June 30, 2004 versus $2,739,000 and $5,344,000 for the comparable periods of 2003.

      o Noninterest expense was $6,070,000 for the three months and $11,707,000 for the six months ended June 2004 compared to $5,777,000 and $11,725,000, respectively, for the same periods of 2003. Personnel expense, the largest component of noninterest expense, declined in both periods as a result of declines in commissions on mortgage production offset by increased salary expense from newly hired associates.

Financial Condition

Total consolidated assets of the Company at June 30, 2004 were $885.8 million compared to $857.7 million at December 31, 2003, an increase of $28.0 million, or 3%. This increase was due to strong internal growth primarily due to a successful certificate of deposit campaign during the first quarter and annualized loan growth in excess of 10% on the asset side of the balance sheet. On June 30, 2004, loans, including loans held for sale of $5.6 million, were $657.5 million, up $31.6 million, or 5%, compared to December 31, 2003. Loan growth increased in part due to the addition of new commercial lenders in the Company's higher growth regions and the decision to expand the Company's market around those high growth areas. At June 30, 2004, investment securities were $150.3 million, down $15.6 million from December 31, 2003. Due to the current fixed income market conditions, the Company made a decision to not reinvest the principal cash flows from its investment portfolio in certain interest rate environments. Federal funds sold were $6.5 million, up $3.3 million from December 31, 2003. As the Company increased its cash position due to the significant amount of funds brought in as a result of the deposit campaign, most of that cash was invested in Federal Funds after repaying short-term borrowings rather than being invested in long term securities. As loan demand increases, the Company intends to use these short term investments to fund additional loans.

Earning assets represented 92.18% of total assets as of June 30, 2004. The allowance for loan losses as of June 30, 2004 was $11.4 million and represented approximately 1.74% of total loans. The allowance for loan losses decreased $196,000 or 2% from the December 31, 2003 balance of $11.6 million due to the overall improvement in loan quality in the portfolio. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio. See "Asset Quality" for additional discussion.

Deposits as of June 30, 2004 were $671.8 million, an increase of $42.2 million or 7% from December 31, 2003, primarily as a result of strong internal growth fueled by a successful certificate of deposit campaign run during the first quarter and a demand deposit account campaign started in the latter part of the second quarter. During the first six months of this year, the Company experienced an increase of $23.8 million, or 6%, in certificates of deposit compared to December 31, 2003. This movement was largely attributable to a promotion running from January to March, 2004. At June 30, 2004, certificates of deposit represented 58.74% of total deposits compared to 58.90% at December 31, 2003. At the same time, noninterest bearing demand deposit accounts increased to $62.7 million at June 30, 2004, an increase of $4.4 million, or 7%, from $58.4 million at December 31, 2003. The Company currently has a focus on gathering these types of accounts and, beginning in the second quarter, the Bank began an advertising and promotional campaign designed to attract more of these deposits. Savings, interest bearing demand deposit, and money market accounts increased to $214.5 million at June 30, 2004, an increase of $14.0 million, or 7%, from $200.5 million at December 31, 2003. Borrowings decreased by $12.1 million, or 11%, to $102.5 million at June 30, 2004 from $114.6 million as of December 31, 2003. The Company used some of the funds received from the deposit campaign to pay off all of its short-term borrowings during the first quarter.

Total consolidated shareholders' equity was $72.6 million as of June 30, 2004, a decrease of $310,000 from December 31, 2003. The decrease can be attributed to a $2.4 million decrease in accumulated other comprehensive income, reflecting a decline in the fair value of the investment portfolio. This decline is partially offset by an increase in retained earnings of $1.6 million, reflecting the net income during the six month period ended June 30, 2004 less dividends paid during that same time. See Part I - Financial Information - Item 1. - Financial Statements - Consolidated Statements of Changes in Shareholders' Equity for additional information.

Results of Operations

Three month period ended June 30, 2004

For the three month period ended June 30, 2004, the Company reported net income of $891,000, or $0.13 per diluted share, compared to income of $285,000, or $0.04 per diluted share, for the same three month period ended June 30, 2003.

Net interest income increased 4%, or $259,000 from $6.0 million for the three month period ended June 30, 2003, to $6.2 million for the same period in 2004. The rise in net interest income is primarily the result of a $13.8 million increase in average earning assets due to internal growth funded in part by a $9.7 million increase in average noninterest bearing deposits. The net interest margin on a fully taxable equivalent basis increased 10 basis points year-over-year to 3.14% for the three months ended June 30, 2004 from 3.04% for the same time period for 2003. The increase in the net interest margin can be largely attributed to a decrease in the rate paid on interest-bearing liabilities and the benefit from noninterest bearing liabilities. The Company's balance sheet remains asset-sensitive and, as a result, its interest earning assets reprice quicker than its interest bearing liabilities after interest rate movements. We believe this should help to increase our margin even more in the third quarter in light of the Federal Reserve Open Market Committee's ("FOMC") decision to increase the benchmark federal funds rate 25 basis points on June 30th of 2004. The Bank increased its prime rate June 30, 2004 by 25 basis points in response to the FOMC rate increase to 4.25%.

The following table reflects the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                    Three Months Ended June 30, 2004 and 2003
                (Tax Equivalent Basis - Dollars in Thousands) (1)

                                                          2004                                     2003
                                          -------------------------------------------------------------------------------
                                           Average       Amount         Average     Average       Amount          Average
                                           Balance       Earned          Rate       Balance       Earned           Rate
                                          -------------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                              $ 504,802     $   6,496         5.18%    $ 473,008     $   6,407         5.42%
  Consumer                                   39,491           667         6.79%       50,729           849         6.69%
  Home equity                                60,195           724         4.84%       46,850           640         5.46%
  Residential mortgages                      47,586           685         5.79%       64,234           827         5.15%
                                          -----------------------------------------------------------------------------
Total loans                                 652,074         8,572         5.29%      634,821         8,723         5.50%
Investment securities (3)                   154,244         1,720         4.48%      151,134         1,511         4.00%
Federal funds sold and other
    interest on short term investments       12,531            39         1.25%       19,099            56         1.17%
                                          -----------------------------------------------------------------------------
Total interest earning assets               818,849     $  10,331         5.07%      805,054     $  10,290         5.11%
                                                        ======================                   ======================
Cash and due from banks                      18,812                                   21,222
Other assets                                 51,813                                   48,995
Reserve for loan losses                     (11,391)                                 (10,097)
                                          ---------                                ---------
Total assets                              $ 878,083                                $ 865,174
                                          =========                                =========

Liabilities and Equity
Savings deposits                          $  17,785     $      11         0.25%    $  20,004     $      23         0.46%
Interest-bearing demand deposits            187,029           522         1.12%      182,544           536         1.17%
Time deposits                               401,755         2,380         2.38%      396,051         2,515         2.54%
                                          -----------------------------------------------------------------------------
Total interest bearing deposits             606,569         2,913         1.93%      598,599         3,074         2.05%
Borrowed funds                               97,698           796         3.28%      112,114         1,037         3.70%
Trust preferred debt                         20,620           214         4.17%        4,437            26         2.34%
Repurchase agreements                         9,563             9         0.38%       15,625            26         0.67%
                                          -----------------------------------------------------------------------------
  Total interest-bearing liabilities        734,450     $   3,932         2.15%      730,775     $   4,163         2.28%
                                                        ======================                   ======================
Non-interest bearing deposits                60,293                                   50,639
Other liabilities                             9,039                                    8,033
                                          ---------                                ---------
Total liabilities                           803,782                                  789,447
Shareholders' equity                         74,301                                   75,727
                                          ---------                                ---------
 Total liabilities and equity             $ 878,083                                $ 865,174
                                          =========                                =========

Net interest spread (4)                                                   2.92%                                    2.83%

Tax equivalent adjustment                               $     168                                $     155

Net interest income and net
  interest margin (5)                                   $   6,399         3.14%                  $   6,127         3.04%

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

Yields on commercial loans and equity loans declined 24 basis points and 62 basis points, respectively, from the second quarter of 2003 to the same period in 2004. Lower yields in 2004 reflect the 25 basis point decline in the prime rate charged by the Bank between those two periods. In July, 2003, the FOMC dropped the benchmark federal funds rate by 25 basis points to 4.00%, where it remained until June 30, 2004. In addition, yields earned by the Company have declined somewhat as the Bank has moved toward making more variable rate loans rather than fixed rate loans in light of the projected future additional increases in the federal funds rate. Variable rate loans made up approximately 70% of the total loan portfolio at June 30, 2004 compared to 69% in the prior year.

The yield on investment securities increased from 4.00% in the second quarter of 2003 to 4.48% in the same period of 2004. The investment yield in 2003 was negatively affected by higher premium amortizations on mortgage backed securities ("MBS") as the average expected lives of the MBS portfolio was shortened due to significant refinancing of the underlying mortgage loans in the low mortgage rate environment of that time.

The rate paid on certificates of deposit decreased from 2.54% to 2.38%, a 16 basis point drop, as new certificates were opened at lower rates as interest rates were declining.

The rate on borrowings dropped year over year from 3.70% to 3.28%. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of the outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps has been to reduce the interest and, accordingly, the effective rate paid on those advances.

For the three month period ended June 30, 2004, the provision for loan losses was $297,000 compared to $2.7 million for the same period in 2003, a decrease of $2.4 million. The high provision recorded in 2003 is primarily the result of one significant commercial loan relationship originated by the former High Street Bank, acquired by the Company in the fourth quarter of 2002, that was charged off during the three month period ended June 30, 2003. This relationship, comprised of three commercial loans, totaled approximately $2.5 million and resulted in an after tax impact on the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2003 of approximately $1.3 million. In 2004, the provision declined due to an overall improvement in credit quality in the Company's loan portfolio and a reduction in charge offs during the period, which dropped to $101,000 in 2004 from $3.2 million recorded in the same period of 2003. At June 30, 2004, the allowance for loan losses was 1.74% of total loans. See "Asset Quality" for further discussion.

Noninterest income for the three month period ended June 30, 2004, was $1.5 million compared to $2.7 million for the same period in 2003, a decrease of $1.2 million or 44%. The decrease was primarily attributable to a substantial drop in fee income recorded by the Bank's mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. For the same reason, mortgage origination fees fell 72% to $354,000 in the second quarter of 2004 from the $1.3 million earned in the three month period ended June 30, 2003. In addition, during the second quarter of 2003, the Company recorded securities gains of $191,000, compared to no sales of investment securities during the same period of 2004.

NSF fees increased to $509,000 during the three months ended June 30, 2004 from $466,000 during the same period in 2003, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. Other categories that improved include ATM fees, which increased 13% from $77,000 in the three month period ended June 30, 2003 to $87,000 in the three month period ended June 30, 2004, and other noninterest income, which includes fees earned by the government lending department

Noninterest expense for the three month period ended June 30, 2004 was $6.1 million compared to $5.8 million for the corresponding period in 2003. Salaries and employee benefits, representing the largest noninterest expense category, decreased to $3.1 million for the three month period ended June 30, 2004, from $3.2 million for the same period in 2003. This decrease reflects a drop in commissions paid to the mortgage originators as a result of the decline in business in that area. Commissions decreased from $632,000 in the second quarter of 2003 to $192,000 for the same period in 2004, a drop of $440,000, or 70%. This decline was partially offset by increased salary levels in other areas, including the Mortgage Origination department, as the Company moves to build the infrastructure needed to ensure success in that line of business going forward. It remains management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. As of June 30, 2004, the Company had 216 full-time equivalent employees compared to 230 for the same date in 2003 and 190 at December 31, 2003.

Occupancy costs, the second largest component of noninterest expenses, increased 10%, or $54,000, to $582,000 for the three month period ended June 30, 2004 from $528,000 for the same period in 2003. This increase is primarily the result of an increased number of locations as the Company has expanded its branch market into Greensboro, North Carolina and will open new locations in Wake Forest, North Carolina and an additional branch in the Asheville, North Carolina area during the third quarter. In addition, the Company has moved its operations to a new facility to centralize the operations and credit administration functions.

Furniture and equipment increased from $361,000 in the three months ended June 30, 2003 to $474,000 for the same period in 2004, an increase of $113,000 or 31%. This increase reflects upgrades to the information technology area of the Company to better position it for future growth.

Other expenses increased from $1.1 million for the three month period ended June 30, 2003 to $1.4 million for the same period in 2004. Largest components of changes in other expenses for the second quarter of 2004 include telephone and data line expense, which increased from $75,000 in 200 to $139,000 in 2004, primarily due to the cost of additional bandwidth required for the data lines to handle the increased network traffic as the Company continues to expand. Travel and entertainment increased year-over-year from $51,000 in 2003 to $118,000 in 2004 as the footprint of the organization expanded and travel between locations increased. Franchise taxes increased $16,000 to $46,000 from $30,000 in the comparable prior year due to the increase in the net capital of the Company on which the franchise tax is assessed.

The Company recorded an income tax expense of $517,000 during the three month period ended June 30, 2004 compared to a benefit of $47,000 during the same period in 2003. The benefit recorded during the second quarter of 2003 was primarily the result of the decline in taxable income due to the significant loan losses recorded during the period. At June 30, 2004, the Company had net deferred tax assets of $7.7 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements and the mark-to-market of unrealized security losses.

Six month period ended June 30, 2004

For the six month period ended June 30, 2004, the Company's net income was $2.3 million, or $0.33 per diluted share, compared to income of $1.6 million, or $0.23 per diluted share, for the same three month period ended June 30, 2003.

Net interest income increased 5%, or $593,000 from $11.9 million for the six month period ended June 30, 2003, to $12.5 million for the same period in 2004. The rise in net interest income is primarily the result of a $15.7 million increase in average earning assets due to internal growth funded in part by a $9.5 million increase in average noninterest bearing deposits. The net interest margin on a fully taxable equivalent basis increased 10 basis points year-over-year to 3.17% for the six months ended June 30, 2004 from 3.07% for the same time period for 2003. Similar to the three month period described above, the increase in the net interest margin can be largely attributed to a decrease in the rate paid on interest-bearing liabilities, which declined as a percent of total interest-bearing liabilities from 2.34% in 2003 to 2.16% for the same period in 2004. In addition, the Company received a benefit from growth of $8.7 million in noninterest bearing liabilities.

The following table reflects the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                     Six Months Ended June 30, 2004 and 2003
                (Tax Equivalent Basis - Dollars in Thousands) (1)

                                                   2004                                     2003
                                          ------------------------------------------------------------------------------
                                           Average       Amount         Average     Average       Amount         Average
                                           Balance       Earned          Rate       Balance       Earned          Rate
                                          ------------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                              $ 493,823     $  12,840         5.21%    $ 458,648     $  12,297         5.38%
  Consumer                                   39,320         1,330         6.78%       50,208         1,700         6.79%
  Home equity                                59,747         1,446         4.85%       46,140         1,274         5.54%
  Residential mortgages                      47,779         1,427         5.99%       66,656         1,930         5.81%
                                          -----------------------------------------------------------------------------
Total loans                                 640,669        17,043         5.33%      621,652        17,201         5.55%
Investment securities (3)                   158,267         3,606         4.57%      153,396         3,275         4.28%
Federal funds sold and other
    interest on short term investments       13,689            81         1.19%       21,874           127         1.16%
                                          -----------------------------------------------------------------------------
Total interest earning assets               812,625     $  20,730         5.12%      796,922     $  20,603         5.18%
                                                        ======================                   ======================
Cash and due from banks                      21,417                                   21,026
Other assets                                 51,789                                   46,118
Reserve for loan losses                     (11,553)                                  (9,858)
                                          ---------                                ---------
Total assets                              $ 874,278                                $ 854,208
                                          =========                                =========

Liabilities and Equity
Savings deposits                          $  17,536     $      22         0.25%    $  19,774     $      45         0.46%
Interest-bearing demand deposits            185,629         1,015         1.10%      181,153         1,059         1.17%
Time deposits                               394,676         4,738         2.41%      392,715         5,126         2.62%
                                          -----------------------------------------------------------------------------
Total interest bearing deposits             597,841         5,775         1.94%      593,642         6,230         2.10%
Borrowed funds                              104,229         1,665         3.20%      109,920         2,100         3.83%
Trust preferred debt                         20,620           430         4.18%        2,218            26         2.35%
Repurchase agreements                        10,373            24         0.46%       14,300            49         0.69%
                                          -----------------------------------------------------------------------------
  Total interest-bearing liabilities        733,063     $   7,894         2.16%      720,080     $   8,405         2.34%
                                                        ======================                   ======================
Non-interest bearing deposits                58,106                                   48,579
Other liabilities                             8,719                                    9,560
                                          ---------                                ---------
Total liabilities                           799,888                                  778,219
Shareholders' equity                         74,390                                   75,989
                                          ---------                                ---------
 Total liabilities and equity             $ 874,278                                $ 854,208
                                          =========                                =========

Net interest spread (4)                                                   2.96%                                    2.84%

Tax equivalent adjustment                               $     336                                $     291

Net interest income and net
  interest margin (5)                                   $  12,836         3.17%                  $  12,198         3.07%

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

For the six month period ended June 30, 2004, the provision for loan losses was $413,000 compared to $3.3 million for the same period in 2003, a decrease of $2.8 million. The provision in 2003 was adversely affected by the significant charge-offs during that period as previously described. See "Asset Quality" for further discussion.

Noninterest income for the six month period ended June 30, 2004, was $3.1 million compared to $5.3 million for the same period in 2003, a decrease of 41%. Similar to the previous discussion for the three month period ended June 30, 2004, the decrease was primarily attributable to a substantial drop in fee income recorded by the Bank's mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. Mortgage origination fees fell 72% to $702,000 in the second quarter of 2004 from the $2.5 million earned in the six month period ended June 30, 2003. Securities gains also fell 97% during the period from $442,000 during the first six months of 2003 to $13,000 during the same period of 2004.

NSF fees increased to $983,000 during the six months ended June 30, 2004 from $876,000 during the same period in 2003, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. Other categories that improved include ATM fees, which increased 14% from $140,000 in the six month period ended June 30, 2003 to $159,000 in the six month period ended June 30, 2004, and other noninterest income, which includes fees earned by the government lending department. One other component of the year-over-year increase in other noninterest income is a $108,000 gain on sale of repossessed property recorded in first quarter of 2004.

Noninterest expense for the six month periods ended June 30, 2004 and 2003 were $11.7 million during each period. Salaries and employee benefits, representing the largest noninterest expense category, decreased to $5.9 million for the six month period ended June 30, 2004 from $6.7 million for the same period in 2003. This decrease reflects a significant drop in commissions paid to the mortgage originators as a result of the decline in business in that area. Commissions decreased from $1.2 million in the second quarter of 2003 to $352,000 for the same period in 2004, a drop of $827,000 or 71%.

Occupancy costs, the second largest component of noninterest expenses, increased 9%, or $94,000 to $1.2 million for the six month period ended June 30, 2004 from $1.1 million for the same period in 2003. This increase is primarily the result of one time costs incurred to move the operations and credit administration functions to a new facility to consolidate operations and locations during the first quarter and due to an increased number of locations as the Company has expanded its branch market as previously described.

Other expenses increased from $2.2 million for the six month period ended June 30, 2003 to $2.6 million for the same period in 2004. Largest components of other expenses for the period in 2004 includes audit and accounting fees, which increased from $90,000 in 2003 to $186,000 in 2004, primarily a result of additional services required for the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") as a result of the Bank having reached over $500 million in assets as of January 1, 2003. As explained previously, travel and entertainment increased year-over-year from $110,000 in 2003 to $207,000 in 2004 as the footprint of the organization expanded and travel between locations increased. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

The Company recorded an income tax expense of $1.3 million during the six month period ended June 30, 2004 compared to an expense of $664,000 during the same period in 2003.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer does an annual review of all loans over a certain threshold, all unsecured loans over a certain loan amount, a sampling of loans within a lender's authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and will report on a sampling of loans each month to the Board of Directors' Loan Committee. On an as needed basis, the Bank will hire an outside third party firm to do a review of loans to ensure quality standards and accurate risk assessment.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management charged operations in the amount of $413,000 for the six month period ended June 30, 2004 to provide for probable losses related to uncollectible loans. Loan loss reserves were 1.74% and 1.86% of gross loans, respectively, as of June 30, 2004 and December 31, 2003. The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2004 and 2003:

                                                          Three Months               Six Months
                                                         Ended June 30,            Ended June 30,
                                                       2004         2003         2004         2003
                                                     --------     --------     --------     --------
(Dollars in thousands)
Allowance for loan losses, beginning of period       $ 11,221     $  9,919     $ 11,613     $  9,390
Net charge-offs:
      Loans charged off:
      Commercial                                           14        3,262          461        3,325
      Consumer                                            134           80          319          155
      Mortgage                                             70            1           70           39
                                                     --------     --------     --------     --------
           Total charge-offs                              218        3,343          850        3,519
                                                     --------     --------     --------     --------
      Recoveries of loans previously charged off:
      Commercial                                           33          172           87          276
      Consumer                                             58           10           62           11
      Mortgage                                             26           --           92           --
                                                     --------     --------     --------     --------
           Total recoveries                               117          182          241          287
                                                     --------     --------     --------     --------
           Total net charge-offs                          101        3,161          609        3,232
                                                     --------     --------     --------     --------
      Loss provisions charged to operations               297        2,696          413        3,296
                                                     --------     --------     --------     --------
Allowance for loan losses, end of period             $ 11,417     $  9,454     $ 11,417     $  9,454
                                                     ========     ========     ========     ========

Net charge-offs to average loans during the
period (annualized)                                      0.06%        1.99%        0.19%        1.04%
Allowance as a percent of gross loans                    1.74%        1.46%

The following table presents an analysis of nonperforming assets as of June 30, 2004 and 2003 and December 31, 2003:


                                               June 30, 2004        December 31,
                                             2004         2003         2003
                                           ---------    ---------   ------------
(Dollars in thousands)
Nonperforming assets:
   Nonaccrual loans:
   Commercial real estate                  $   3,085    $     864    $   3,376
   Construction                                  580          298        1,444
   Commercial                                    655          517          390
   Consumer                                      561          270          529
   Mortgage                                    1,837        1,637        2,271
                                           ---------    ---------    ---------
        Total nonaccrual loans                 6,718        3,586        8,010
   Foreclosed property held                      412          745          978
                                           ---------    ---------    ---------
        Total nonperforming assets         $   7,130    $   4,331    $   8,988
                                           =========    =========    =========

Nonperforming loans to total loans              1.02%        0.56%        1.44%
Nonperforming assets to total assets            0.80%        0.48%        1.05%
Allowance coverage of nonperforming loans        170%         264%         145%

Overall credit quality improved during the quarter, despite a modest increase in nonperforming loans. We project the resolution of several significant nonperforming loans during the second half of 2004 with minimal loss, if any. The Company has experienced improvements in both classified and watch list loans during the second quarter and the six months ended June 30, 2004.

On June 30, 2004, nonperforming assets were $7.1 million, a $1.9 million decrease from the balance at December 31, 2003. Nonperforming assets, which includes nonperforming loans and foreclosed property, decreased both on an absolute basis and as a percentage of total assets between those periods.

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

Loans deemed to be impaired at June 30, 2004 and December 31, 2003 amounted to $2.9 million and $3.0 million, respectively. Average impaired loans during the second quarter of 2004 were $3.0 million.

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

Foreclosed property decreased to $412,000 at June 30, 2004 from $745,000 million at June 31, 2003. The Company is actively marketing all of its foreclosed property. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $35.3 million in its most liquid assets, cash and cash equivalents, as of June 30, 2004. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 69.92% of total assets at June 30, 2004. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs.

In the late part of the third quarter of 2004, the Company expects to close on the sale of three branches to two other North Carolina financial institutions. The cash requirements of this sale call for the Bank to pay approximately $25.0 million to the other parties to cover the net liabilities assumed by those companies, primarily deposits, in excess of the net assets sold, primarily loans.

In order to fund the sale, the Company expects to issue fixed rate brokered certificates of deposit and will evaluate whether to enter into interest rate swaps to effectively convert some of those brokered deposits to a floating rate.

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the "risk equity" the business requires and balance sheet leverage, also will affect the determination.

During the second quarter of 2004, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 50,000 shares of the Company's stock. The principal purpose of the stock repurchase program is to manage the equity capital relative to the growth of the Company, to offset the dilutive effect of employee equity-based compensation and to enhance long term shareholder value. The repurchase program will be affected through regular open-market purchases. Management currently has no immediate intent to repurchase shares but instead, plans to monitor and evaluate the capital level on an ongoing basis.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of June 30, 2004 and the minimum requirements are presented in the following table.

                                                                          Minimum
                                                                     Requirements To Be
                                                   Actual             Well Capitalized
                                            ---------------------   ---------------------
(Dollars in thousands)                       Amount       Ratio      Amount       Ratio
                                            --------    ---------   --------    ---------
             Capital Bank Corporation
Total Capital (to Risk Weighted Assets)     $ 86,684      11.78%    $ 73,578      10.00%
Tier I Capital (to Risk Weighted Assets)      76,612      10.41%      44,147       6.00%
Tier I Capital (to Average Assets)            76,612       8.90%      43,047       5.00%

                   Capital Bank
Total Capital (to Risk Weighted Assets)     $ 83,622      11.38%    $ 73,505      10.00%
Tier I Capital (to Risk Weighted Assets)      74,406      10.12%      44,103       6.00%
Tier I Capital (to Average Assets)            74,406       8.62%      43,134       5.00%

Shareholders' equity was $72.6 million or $11.03 per share at June 30, 2004. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth and to maintain a well capitalized position.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2003 to June 30, 2004.

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

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On June 24, 2004, the annual meeting of shareholders of the Company was held to consider and vote upon two issues: (i) the election of Class I, II and III directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2004. Each item considered was approved by the shareholders. Of the 6,571,626 shares eligible to vote, 5,854,626 were voted as shown on the following tables:

                                 For        Withheld        Total
                              -------------------------------------

Class I Directors:
Charles F. Atkins             5,757,668       96,958      5,854,626
B. Grant Yarber               5,706,714      147,912      5,854,626
Oscar A. Keller, Jr.          5,749,721      104,905      5,854,626
James D. Moser, Jr.           5,756,543       98,083      5,854,626
Don W. Perry                  5,757,428       97,198      5,854,626

Class II Directors:
John F. Grimes, III           5,755,199       99,427      5,854,626
J. Rex Thomas                 5,755,895       98,731      5,854,626

Class III Directors:
George R. Perkins, III        5,754,846       99,780      5,854,626

Vote concerning the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for the fiscal year ended December 31, 2004:

                                 For      Against   Abstain     Total
                              -----------------------------------------
                              5,833,676    6,845    14,105    5,854,626

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

            Exhibit 10.1 Change of Control agreement dated July 2, 2004 between Karen H. Priester and Capital Bank Corporation

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

      (b)   Reports on Form 8-K

            On April 22, 2004, the Company furnished a Current Report on Form 8-K attaching a press release announcing the appointment of Richard
            W. Edwards as Chief Financial Officer and also reporting financial results for the quarterly period ended March 31, 2004, which included selected financial data for the quarter ended March 31, 2004 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

            On April 26, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the appointment of B. Grant Yarber as Chief Executive Officer.

            On July 20, 2004, the Company furnished a Current Report on Form 8-K attaching a press release reporting financial results for the quarterly period ended June 30, 2004, which included selected financial data for the quarter ended June 30, 2004 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL BANK CORPORATION

Date: August 3, 2004                           By: /s/ Richard W. Edwards
                                                   --------------------------
                                                      Richard W. Edwards
                                                      Chief Financial Officer

                                  Exhibit Index

Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1 Employment agreement dated July 2, 2004 between Karen H. Priester and Capital Bank Corporation

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