Form 10-Q
period 2004-09-30
CAPITAL BANK CORP
filed 2004-10-28
CIK 1071992

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission File Number 0-30062

CAPITAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2101930 (IRS Employer Identification No.)

4901 Glenwood Avenue
Raleigh, North Carolina 27612
(Address of Principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (919) 645-6400

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

As of October 26, 2004 there were 6,594,338 shares outstanding of the registrant’s common stock, no par value.

Capital Bank Corporation
CONTENTS

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003

(Dollars in thousands)	(Unaudited)
ASSETS
Cash and due from banks:
Interest earning	$1,999	$569
Noninterest earning	21,308	21,839
Federal funds sold	1,001	3,202
Investment securities - available for sale, at fair value	149,714	165,913
Investment securities - held to maturity, at amortized cost	4,980	—
Loans-net of unearned income and deferred fees	657,359	625,945
Allowance for loan losses	(11,322)	(11,613)

Net loans	646,037	614,332

Premises and equipment, net	14,892	14,190
Bank owned life insurance	9,921	9,429
Deposit premium and goodwill, net	13,124	14,530
Deferred tax assets	6,221	6,492
Other assets	6,516	7,238

Total assets	$875,713	$857,734

LIABILITIES
Deposits:
Demand, noninterest bearing	$58,240	$58,350
Savings and interest bearing demand deposits	206,346	200,452
Time deposits	382,451	370,817

Total deposits	647,037	629,619

Repurchase agreements	20,012	11,014
Borrowings	101,388	114,591
Subordinated debentures	20,620	20,620
Other liabilities	10,286	8,967

Total liabilities	799,343	784,811

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized;
6,594,338 and 6,541,495 issued and outstanding as of
September 30, 2004 and December 31, 2003, respectively	67,897	67,381
Retained earnings	8,098	5,165
Accumulated other comprehensive income	375	377

Total shareholders’ equity	76,370	72,923

Total liabilities and shareholders’ equity	$875,713	$857,734

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended September 30, 2004 and 2003

	2004	2003

(In thousands except per share data)	(Unaudited)
Interest income:
Loans and loan fees	$9,162	$8,726
Investment securities	1,597	1,260
Federal funds and other interest income	37	37

Total interest income	10,796	10,023

Interest expense:
Deposits	2,971	3,033
Borrowings and repurchase agreements	1,136	1,049

Total interest expense	4,107	4,082

Net interest income	6,689	5,941
Provision for loan losses	268	4,963

Net interest income after provision for loan losses	6,421	978

Noninterest income:
Service charges and other fees	755	752
Mortgage origination fees	305	1,768
Net gain on sale of securities	1	—
Gain on sale of branches	1,130	—
Loss on sale of mortgage loan portfolio	(354)	—
Other noninterest income	443	560

Total noninterest income	2,280	3,080

Noninterest expenses:
Salaries and employee benefits	3,130	4,434
Occupancy	624	580
Furniture and equipment	447	346
Data processing	212	278
Advertising	226	192
Amortization of deposit premium	61	79
Other expenses	1,479	1,684

Total noninterest expenses	6,179	7,593

Income (loss) before income tax expense	2,522	(3,535)
Income tax expense (benefit)	872	(1,392)

Net income (loss)	$1,650	$(2,143)

Earnings (loss) per share - basic	$0.25	$(0.32)

Earnings (loss)per share - diluted	$0.24	$(0.32)

Weighted average shares
Basic	6,720,211	6,591,699

Fully diluted	6,883,322	6,591,699

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Nine Months Ended September 30, 2004 and 2003

	2004	2003

(In thousands except per share data)	(Unaudited)
Interest income:
Loans and loan fees	$26,205	$25,927
Investment securities	4,867	4,244
Federal funds and other interest income	118	164

Total interest income	31,190	30,335

Interest expense:
Deposits	8,746	9,263
Borrowings and repurchase agreements	3,255	3,224

Total interest expense	12,001	12,487

Net interest income	19,189	17,848
Provision for loan losses	681	8,259

Net interest income after provision for loan losses	18,508	9,589

Noninterest income:
Service charges and other fees	2,250	2,154
Mortgage origination fees	1,007	4,271
Net gain on sale of securities	14	442
Gain on sale of branches	1,130	—
Loss on sale of mortgage loan portfolio	(354)	—
Other noninterest income	1,378	1,557

Total noninterest income	5,425	8,424

Noninterest expenses:
Salaries and employee benefits	9,033	11,098
Occupancy	1,778	1,640
Furniture and equipment	1,286	1,075
Data processing	835	866
Advertising	650	572
Amortization of deposit premium	187	233
Other expenses	4,117	3,834

Total noninterest expenses	17,886	19,318

Income (loss) before income tax expense	6,047	(1,305)
Income tax expense (benefit)	2,126	(728)

Net income (loss)	$3,921	$(577)

Earnings (loss) per share - basic	$0.59	$(0.09)

Earnings (loss)per share - diluted	$0.57	$(0.09)

Weighted average shares
Basic	6,706,018	6,668,006

Fully diluted	6,884,400	6,668,006

See Notes to Condensed Consolidated Financial Statements

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total

Balance at January 1, 2003	6,595,784	$68,697	$1,293	$5,481	$75,471
Repurchase of outstanding common stock	(182,500)	(2,701)	—	—	(2,701)
Issuance of common stock
for compensation	2,373	24			24
Reissuance of common stock
for options exercised	91,070	804	—	—	804
Noncash compensation	—	190	—	—	190
Net loss	—	—	—	(577)	(577)
Other comprehensive income (loss)	—	—	(1,453)	—	(1,453)
Cash dividends	—	—	—	(982)	(982)

Balance at September 30, 2003	6,506,727	$67,014	$(160)	$3,922	$70,776

Balance at January 1, 2004	6,541,495	$67,381	$377	$5,165	$72,923
Issuance of common stock
for options exercised	51,321	500	—	—	500
Issuance of common stock
for compensation	1,522	16	—	—	16
Net income	—	—	—	3,921	3,921
Other comprehensive income (loss)	—	—	(2)	—	(2)
Cash dividends	—	—	—	(988)	(988)

Balance at September 30, 2004	6,594,338	$67,897	$375	$8,098	$76,370

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)
Three and Nine Months Ended September 30, 2004 and 2003

	2004	2003

(In thousands)	(Unaudited)

Three month period ended September 30, 2004 and 2003:
Net income (loss)	$1,650	$(2,143)
Reclassification of gains recognized in net income	(1)	—
Unrealized gains (losses) on securities available for sale	3,848	(2,780)
Income tax benefit (expense)	(1,484)	1,073

Comprehensive income (loss)	$4,013	$(3,850)

Nine month period ended September 30, 2004 and 2003:
Net income (loss)	$3,921	$(577)
Reclassification of gains recognized in net income	(14)	(442)
Unrealized gains (losses) on securities available for sale	23	(1,900)
Income tax benefit (expense)	(11)	889

Comprehensive income (loss)	$3,919	$(2,030)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003

	2004	2003

(In thousands)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$3,921	$(577)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of deposit premium	187	233
Depreciation	1,110	1,102
Gains on sale of securities available for sale	(14)	(442)
Change in held for sale loans	(18,544)	3,017
Amortization of premiums on securities, net	519	1,678
Deferred income tax (benefit) expense	273	(1,042)
Provision for loan losses	681	8,259
Changes in assets and liabilities:
Accrued interest receivable and other assets	670	(664)
Accrued interest payable and other liabilities	389	(370)
Other operating activities, net	(1,060)	185

Net cash provided by (used in)
operating activities	(11,868)	11,379

Cash Flows From Investing Activities
Loan originations, net of principal repayments	(27,246)	(46,048)
Additions to premises and equipment	(2,785)	(2,108)
Proceeds from sale of equipment	645	11
Purchase of securities available for sale	(36,252)	(108,820)
Purchase of securities held to maturity	(6,987)	—
Purchase of bank owned life insurance	—	(6,000)
Proceeds from maturities of securities available for sale	27,743	77,722
Proceeds from sales of securities available for sale	24,206	15,859
Proceeds from maturities of securities held to maturity	2,000	—
Cash paid for sale of branches	(23,054)	—
Other investing activities, net	—	(38)

Net cash used in investing activities	(41,730)	(69,422)

Cash Flows From Financing Activities
Net increase in deposits	56,972	11,143
Net increase (decrease) in repurchase agreements	8,998	(2,067)
Net increase (decrease) in borrowings	(13,203)	16,800
Issuance of Trust Preferred Securities	—	10,000
Cash dividends paid	(987)	(989)
Issuance of common stock for options	500	804
Purchase of common stock	—	(2,701)
Other financing activities, net	16	(276)

Net cash provided by financing activities	52,296	32,714

(continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2004 and 2003

	2004	2003

(In thousands)	(Unaudited)

Net change in cash and cash equivalents	(1,302)	(25,329)
Cash and cash equivalents:
Beginning	25,610	51,533

Ending	$24,308	$26,204

Supplemental Disclosure of Cash Flow Information
Transfer from loans to real estate acquired
through foreclosure	$574	$346

Dividends payable	$325	$325

Cash paid for:
Income taxes	$988	$1,008

Interest	$11,815	$12,714

See Notes to Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

1.	Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2003.

2.	Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect. The Company’s comprehensive income and information concerning the Company’s other comprehensive income items for the three and nine month periods ended September 30, 2004 and 2003 are as shown in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003 (unaudited).

3.	Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2004 and 2003.

	2004	2003

(Dollars in thousands)	(Unaudited)

Three month periods ended September 30, 2004 and 2003:

Income available to shareholders - basic and diluted	$1,650	$(2,143)

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	6,720,211	6,591,699
Incremental shares from assumed exercise of stock
options	163,111	—

Weighted average number of shares outstanding - diluted	6,883,322	6,591,699

Nine month periods ended September 30, 2004 and 2003:

Income available to shareholders - basic and diluted	$3,921	$(577)

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	6,706,018	6,668,006
Incremental shares from assumed exercise of stock
options	178,382	—

Weighted average number of shares outstanding - diluted	6,884,400	6,668,006

Options to purchase approximately 629,000 shares of common stock were used in the diluted calculation. An aggregate of 16,000 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated common shares of stock. For loss periods, diluted EPS is the same as basic EPS due to the fact that including common stock equivalents computed as a result of the stock options outstanding in the calculation of diluted EPS would be antidilutive.

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

The Company accounts for its stock options under the provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. However, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with certain assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Under SFAS No. 148 (“FAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes (i) the method of accounting for stock options; (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date. These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes.

The Company granted 15,000 options to purchase its shares of common stock at a weighted average price of $16.27 during the first nine months of 2004. For the three and nine month periods ended September 30, 2004 and 2003, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

	2004	2003

(Dollars in thousands)	(Unaudited)
Three month periods ended September 30, 2004 and 2003:

Net income (loss), as reported	$1,650	$(2,143)
Add: Stock-based employee compensation expenses included
in reported net income, net of tax effects	—	117
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(26)	(54)

Pro forma net income (loss)	$1,624	$(2,080)

Earnings (loss) per share:
Basic - as reported	$0.25	$(0.32)
Basic - pro forma	$0.24	$(0.32)
Diluted - as reported	$0.24	$(0.32)
Diluted - pro forma	$0.24	$(0.32)

	2004	2003

(Dollars in thousands)	(Unaudited)
Nine month periods ended September 30, 2004 and 2003:

Net income (loss), as reported	$3,921	$(577)
Add: Stock-based employee compensation expenses included
in reported net income, net of tax effects	—	117
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(77)	(147)

Pro forma net income (loss)	$3,844	$(607)

Earnings (loss) per share:
Basic - as reported	$0.58	$(0.09)
Basic - pro forma	$0.57	$(0.09)
Diluted - as reported	$0.57	$(0.09)
Diluted - pro forma	$0.56	$(0.09)

5.	Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	(Unaudited)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total

Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale
Direct obligations of U.S.
government agencies	$13,902	$107	$6,783	$217	$20,685	$324
Municipal bonds	1,573	40	1,260	50	2,833	90
Federal agency mortgage-
backed securities	26,964	309	10,625	219	37,589	528

	42,439	456	18,668	486	61,107	942

Held to maturity
Direct obligations of U.S.
government agencies	1,999	1	—	—	1,999	1

	1,999	1	—	—	1,999	1

	$44,438	$457	$18,668	$486	$63,106	$943

Government Agency Obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company’s investment in agency mortgage-backed securities issued by FNMA, FHLMC, and GNMA were caused by interest rate increases. The Company purchased most of these investments at either a discount or a premium relative to their face amount, and the contractual cash flows of each is guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

6.	Loans

The composition of the loan portfolio by loan classification at September 30, 2004 and December 31, 2003 is as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Commercial	$514,537	$474,104

Consumer	35,881	42,929
Home equity lines	59,866	58,430
Residential mortgages	47,013	50,437

	657,297	625,900
Less deferred loan fees (costs), net	62	45

	$657,359	$625,945

Loans held for sale as of September 30, 2004 and December 31, 2003 were $23.3 million and $4.8 million, respectively, and were included in the residential mortgage category.

Item 2

Management’s Discussion and Analysis
Of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine month period ended September 30, 2004 and 2003 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiaries. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered. It should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, or “continue”, or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in this discussion and analysis, and the Company’s periodic reports and other filings with the Securities and Exchange Commission.

Risk Factors

You should consider the following material risk factors carefully before deciding to invest in Capital Bank Corporation securities. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well.

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

We Compete With Larger Companies for Business

The banking and financial services business in our market areas continues to be a competitive field and is becoming more competitive as a result of:

•	Changes in regulations;

•	Changes in technology and product delivery systems; and

•	The accelerating pace of consolidation among financial services providers.

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

Our Trading Volume Has Been Low Compared With Larger Banks

The trading volume in the Company’s common stock on the NASDAQ National Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the NASDAQ National Market or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock may be limited in scope relative to other companies.

We Depend Heavily on Our Key Management Personnel

The Company’s success depends in part on its ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank.

Technological Advances Impact Our Business

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

•	The payment of dividends to our shareholders;

•	Possible mergers with or acquisitions of or by other institutions;

•	Our desired investments;

•	Loans and interest rates on loans;

•	Interest rates paid on our deposits;

•	The possible expansion of our branch offices; and/or

•	Our ability to provide securities or trust services.

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

There Are Potential Risks Associated With Future Acquisitions and Expansions

We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of the Company’s common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition.

In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening which could decrease the Company’s reported earnings.

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of the state of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Granville, Alamance, Lee, Buncombe, Guilford and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Granville, and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance and Guilford counties have a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes Hickory, is a regional center for manufacturing and wholesale trade. The economic base of Buncombe County is comprised primarily of services, medical, tourism and manufacturing industries and includes the city of Asheville.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, construction, businesses, agriculture, personal uses, home improvement and automobiles; home equity lines of credit; consumer loans; individual retirement accounts; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler’s checks; various investments; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

In the third quarter of 2004, the Bank began to offer non-insured investment products and services through Capital Bank Financial Services, creating a partnership with Capital Investment Group, a leading Raleigh, North Carolina based broker-dealer. The Bank has hired three commission-based Financial Advisors and anticipates hiring one additional representative during the remainder of 2004 to offer full-service brokerage to individual and corporate customers.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the Debentures, which are the sole assets of the Trust. A portion of the proceeds from the issuance of the Debentures were used by the Company to repurchase shares of Company common stock. The Company’s obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities.

Executive Summary

As discussed in more detail within this Management’s Discussion and Analysis, the following is a brief summary of certain of our significant quarterly results:

•

The Company recorded a significant increase in net income for the third quarter 2004 compared to the third quarter of 2003. Profit for the quarter was $1,650,000, or $0.24 per fully diluted share, compared to a loss of $2,143,000, or $0.32 per fully diluted share, in the third quarter of 2003. For the nine months ended September 30, 2004, net income was $3,921,000, or $0.57 per fully diluted share, compared to a loss of $577,000 or $0.09 per fully diluted share, for the first nine months of 2003.

•

The provision for loan losses was $268,000 and $4,963,000 for the quarters ended September 2004 and 2003, respectively. For the nine months ended September 30, 2004, the provision for loan losses was $681,000 compared to $8,259,000 for the nine months ended September 30, 2003. Net charge-offs for the nine months ended September 30, 2004 were $363,000, or 0.22% of average loans, compared to $2,317,000, or 1.43% of average loans, for the nine months ended September 30, 2003. The significant declines in the provision expense and net charge-offs are the result of credit issues reported during the second and third quarters of 2003.

•

Net interest income for the quarter and nine months ended September 30, 2004 was $748,000 and $1,341,000 higher than the quarter and nine month periods ended September 30, 2003, respectively. The Company’s net interest margin increased compared to third quarter of 2003 by 34 basis points to 3.31% in third quarter of 2004. For the nine months ended September 30, 2004 and 2003, the net interest margin was 3.22% and 3.03%, respectively. Net interest margin improved primarily due to three 25 basis point increases in the Federal Reserve Open Market Committee’s benchmark federal funds rate beginning on June 30, 2004.

•

Mortgage production, a large component of noninterest income, was impacted by industry wide lower origination volumes caused by higher mortgage interest rates. The Company’s noninterest income for both the three months and nine months ended September 30, 2004 declined compared to the comparable periods of 2003, largely due to declines in mortgage income and securities gains realized in 2003. Noninterest income was $2,280,000 for the third quarter of 2004 and $5,425,000 for the nine months ended September 30, 2004 versus $3,080,000 and $8,424,000 for the comparable periods of 2003. Declines in mortgage banking revenues of approximately $1,463,000 and $3,264,000 for the three and nine month periods of 2004 were partially offset by $776,000 in net nonrecurring items included in third quarter 2004 earnings, a gain on the sale of three branches, which was consummated in September and a loss recorded in relation to the sale of a portion of the Bank’s mortgage portfolio.

•

Noninterest expense was $6,179,000 for the three months ended September 30, 2004 and $17,886,000 for the nine months ended September 30, 2004 compared to $7,593,000 and $19,318,000, respectively, for the same periods of 2003. Personnel expense, the largest component of noninterest expense, declined in both periods as a result of declines in commissions on mortgage production. In addition, the 2003 amounts include severance expenses of approximately $1.2 million, $948,000 of which was recorded in the third quarter. The decreases were partially offset by increased salary expense in 2004 from newly hired associates.

Financial Condition

Total consolidated assets of the Company at September 30, 2004 were $875.7 million compared to $857.7 million at December 31, 2003, an increase of $18.0 million, or 2%. This increase included the net effect of the consummation of a previously announced sale of branches in Warrenton, Seaboard and Woodland to other financial institutions in September, 2004. The Company sold approximately $39.6 million of deposits and $12.8 million of loans, as well as other assets, in the sale of the three branches. With the closing of the branch sale, the Company was required to make an initial payment of $22.9 million dollars to cover the excess of liabilities over assets assumed by the acquiring companies. In addition to using federal funds sold, the bank entered into brokered deposit agreements and increased its short term FHLB borrowings to help fund the sale. Overall growth in the balance sheet was due to strong internal growth resulting primarily from a successful certificate of deposit campaign during the first quarter, the addition of approximately $17.9 million in brokered CDs since the beginning of the year, primarily to provide temporary funding for deposits sold in the branch sale, and annualized loan growth of approximately 7%.

On September 30, 2004, loans, including loans held for sale of $23.3 million, were $657.4 million, up $31.4 million, or 5%, from December 31, 2003. This net increase of $31.4 million included the effect of the sale of $12.8 million in loans as described above. Loan growth increased in part due to the addition of new commercial lenders in the Company’s higher growth regions and the decision to expand the Company’s market around those high growth areas. In October, 2004, the Company entered into an agreement to sell a portfolio of approximately $19.4 million mortgage loans. The portfolio is expected to be sold in November and includes approximately $460,000 of nonperforming mortgage loans. In conjunction with this anticipated sale, the loans were reclassified to available for sale as of September 30, 2004 and a loss of $354,000 was recorded in non-interest income. Also, a charge-off of $199,000 associated with these loans was taken in the third quarter.

At September 30, 2004, investment securities were $154.7 million, down $11.2 million from December 31, 2003. The Company made a decision to not reinvest the principal cash flows from its investment portfolio in certain interest rate environments. Federal funds sold and short term investments were $1.0 million, down $2.2 million from December 31, 2003.

Earning assets represented 93.07% of total assets as of September 30, 2004. The allowance for loan losses as of September 30, 2004 was $11.3 million and represented approximately 1.72% of total loans and 1.79% of loans excluding those held for sale at the end of the period. The allowance for loan losses decreased $291,000, or 3%, from the December 31, 2003 balance of $11.6 million. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio. See “Asset Quality” for additional discussion.

Deposits as of September 30, 2004 were $647.0 million, an increase of $17.4 million, or 3%, from December 31, 2003. This increase includes the effect of the branch sale of approximately $39.6 million in deposits described above. The overall net growth was primarily the result of strong internal growth fueled by a successful certificate of deposit campaign run during the first quarter, a demand deposit account campaign started in the latter part of the second quarter and increases in brokered CD arrangements used in funding the branch sale. During the first nine months of this year, the Company experienced a net increase of $11.6 million, or 3%, in certificates of deposit compared to December 31, 2003. The increase included the sale of approximately $23.5 million in CDs as a part of the branch sale. This movement was largely attributable to a promotion running from January to March, 2004 and increases in brokered CDs, which increased from $3.7 million at December 31, 2003 to $21.6 million at September 30, 2004. Certificates of deposit represented 59.0% of total deposits at September 30, 2004 and December 31, 2003.

Noninterest bearing demand deposit accounts decreased to $58.2 million at September 30, 2004, a decrease of $110,000, or 0.1%, from $58.3 million at December 31, 2003. Excluding the $2.0 million in accounts sold as a part of the branch sale described above, noninterest bearing demand deposit accounts increased $1.9 million. The Company currently has a focus on gathering these types of accounts and, beginning in the second quarter, the Bank began an advertising and promotional campaign designed to attract more of these types of deposits. Savings, interest bearing demand deposit, and money market accounts increased to $206.3 million at September 30, 2004, an increase of $5.9 million, or 3%, from $200.5 million at December 31, 2003. The increase included the sale of approximately $11.8 million in savings, interest bearing demand deposit, and money market accounts as a part of the branch sale. Borrowings decreased by $13.2 million, or 12%, to $101.4 million at September 30, 2004 from $114.6 million as of December 31, 2003. The Company used some of the funds received from the first quarter CD deposit campaign to pay off all of its short-term borrowings during the first quarter.

Total consolidated shareholders’ equity was $76.4 million as of September 30, 2004, an increase of $3.4 million from December 31, 2003. The increase can be attributed primarily to an increase in retained earnings of $2.9 million, reflecting the net income during the nine month period ended September 30, 2004 less dividends paid during that same time. See Part I – Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2004 and 2003 for additional information.

Results of Operations

Three month period ended September 30, 2004

For the quarter ended September 30, 2004, the Company reported net income of $1,650,000, or $0.24 per diluted share, compared to a loss of $2,143,000 or $0.32 per diluted share, for the same three month period ended September 30, 2003. The improved net income was due to improved net interest margins, a lower provision for loan losses between the periods and a non-recurring gain associated with a previously disclosed sale of several branches.

During the third quarter of 2003, management performed an analysis of the loan portfolio, including the engagement of two independent credit review firms. As a result, management identified loans aggregating approximately $2.7 million that were classified as a loss. In addition, the Company’s allowance for loan losses was increased to approximately $12.1 million, or 1.90% of the total loan portfolio, resulting in provisions for the quarter of almost $5.0 million. Finally, during the third quarter of 2003, the Company incurred expenses for severance payments owed to certain executive officers who had separated, or who had agreed to separate from the Company, and write downs in the carrying value of certain real estate held for sale, in an aggregate amount approximating $1.2 million. As a result of the above factors, the Company incurred net losses for the three month period ended September 30, 2003 of $2.1 million.

Net interest income increased 13%, or $748,000, from $5.9 million for the three month period ended September 30, 2003, to $6.7 million for the same period in 2004. Average earning assets increased $1.4 million period over period while average interest bearing liabilities decreased $10.5 million due in part to an increase of $8.9 million in average noninterest bearing deposits as a result of previously mentioned deposit initiatives. The shift of interest bearing liabilities to noninterest bearing liabilities helped to create an increase in net interest margin between the two periods. The net interest margin on a fully taxable equivalent basis increased 34 basis points quarter-over-quarter to 3.31% for the three months ended September 30, 2004 from 2.97% for the same time period for 2003. The increase in the net interest margin can be largely attributed to three increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee (“FOMC”), resulting in 3 corresponding increases in the prime interest rate starting on June 30, 2004. The Company’s balance sheet remains asset-sensitive and, as a result, its interest earning assets reprice quicker than its interest bearing liabilities after interest rate movements. Since June 30, 2004 the Bank has increased its prime rate by 75 basis points to 4.75% in response to the FOMC rate increases.

The following table reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Three Months Ended September 30, 2004 and 2003
(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2004			2003

	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: (2)
Commercial	$515,969	$7,121	5.49%	$481,695	$6,287	5.22%
Consumer	37,886	627	6.58%	51,119	825	6.46%
Home equity	59,807	757	5.04%	50,299	651	5.18%
Residential mortgages (3)	46,966	657	5.57%	66,127	963	5.83%

Total loans	660,628	9,162	5.52%	649,240	8,726	5.38%
Investment securities (4)	152,648	1,762	4.59%	159,682	1,418	3.55%
Federal funds sold and other
interest on short term investments	10,023	37	1.47%	12,973	37	1.14%

Total interest earning assets	823,299	$10,961	5.30%	821,895	$10,181	4.95%

Cash and due from banks	22,887			20,142
Other assets	50,226			51,718
Reserve for loan losses	(11,559)			(10,234)

Total assets	$884,853			$883,521

Liabilities and Equity
Savings deposits	$17,098	$13	0.30%	$18,273	$14	0.31%
Interest-bearing demand deposits	197,725	589	1.19%	194,385	518	1.07%
Time deposits	393,377	2,369	2.40%	405,770	2,501	2.47%

Total interest bearing deposits	608,200	2,971	1.94%	618,428	3,033	1.96%
Borrowed funds	99,624	874	3.49%	106,927	921	3.45%
Trust preferred debt	20,620	238	4.59%	10,310	109	4.23%
Repurchase agreements	11,381	24	0.84%	14,697	19	0.52%

Total interest-bearing liabilities	739,825	$4,107	2.21%	750,362	$4,082	2.18%

Non-interest bearing deposits	61,121			52,233
Other liabilities	9,463			7,073

Total liabilities	810,409			809,668
Shareholders’ equity	74,444			73,853

Total liabilities and equity	$884,853			$883,521

Net interest spread (5)			3.09%			2.78%

Tax equivalent adjustment		$165			$158

Net interest income and net
interest margin (6)		$6,854	3.31%		$6,099	2.97%

(1)	The taxable equivalent basis is computed using a blended federal and state rate of approximately 38%.

(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.

(3)	Includes loans held for sale.

(4)	The average balance for investment securities exclude the effect of their mark-to-market adjustment, if any.

(5)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest margin represents the net interest income divided by average interest-earning assets.

Yields on commercial loans and consumer loans increased 27 basis points and 12 basis points, respectively, in the third quarter of 2004 compared to the same period in 2003. Higher yields in 2004 reflect the increase in the prime rate charged by the Bank between those two periods. Variable rate loans made up approximately 70.0% of the total loan portfolio at September 30, 2004, up slightly from the previous year.

The yield on investment securities increased from 3.55% in the third quarter of 2003 to 4.59% in the same period of 2004. The investment yield in 2003 was negatively affected by higher premium amortizations on mortgage backed securities (“MBS”) as the average expected lives of the MBS portfolio was shortened due to significant prepayments of the underlying mortgage loans in the low mortgage rate environment last summer.

The rate paid on certificates of deposit decreased from 2.47% to 2.40%, a 7 basis point drop, as longer term higher rate CDs were maturing and new certificates were opened at lower rates. Rates on shorter maturity CDs have increased with the FOMC interest rate increases and we anticipate our CD funding costs will increase on a quarterly basis for several quarters.

The rate on borrowings increased year over year from 3.45% to 3.49%. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of the outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps has been to reduce interest and, accordingly, the net effective rate paid on those advances. As short-term interest rates have increased following the FOMC rate increases, the overall effective yield on borrowings has increased.

For the three month period ended September 30, 2004, the provision for loan losses was $268,000 compared to $5.0 million for the same period in 2003, a decrease of $4.7 million. The high provision recorded in 2003 was the result of significant loan charge-offs discussed above and to increase the allowance to cover credit quality issues identified as a result of the loan review discussed above. In 2004, the provision declined due to a reduction in charge offs during the three month period ended September 30, 2004, which dropped to $363,000 in 2004 from $2.3 million recorded in the same period of 2003. See “Asset Quality” for further discussion.

Noninterest income for the three month period ended September 30, 2004, was $2.3 million compared to $3.1 million for the same period in 2003, a decrease of $800,000, or 26%. The decrease was primarily attributable to a substantial drop in fee income recorded by the Bank’s mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. For the same reason, mortgage origination fees fell 83%, to $305,000 in the third quarter of 2004 from the $1.8 million earned in the three month period ended September 30, 2003. The mortgage revenue decline between the two periods was partially offset by two significant non-recurring transactions. First, the Company completed the previously announced sale of its Northern Region branches in Warrenton, Seaboard and Woodland to other financial institutions in September 2004. As discussed above, the Company sold approximately $40 million of deposits and $13 million of loans, as well as other assets, in the sale of the three branches. A pre-tax gain of $1,130,000 was recognized on the sale, which is included in non-interest income.

As also discussed above, in October 2004, the Company entered into an agreement to sell a portfolio of approximately $19.4 million mortgage loans. The Company expects that the portfolio will be sold in November of 2004. In conjunction with this anticipated sale, the loans were reclassified to available for sale as of September 30, 2004 and a loss of $354,000 was recorded in non-interest income. A charge-off of $199,000 associated with these loans was taken in the third quarter for reserves previously established for the loans.

Non-sufficient funds (“NSF”) fees increased to $500,000 during the three months ended September 30, 2004 from $482,000 during the same period in 2003, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. ATM fees, which increased 38%, from $72,000 in the three month period ended September 30, 2003 to $99,000 in the three month period ended September 30, 2004, and other noninterest income, which includes fees earned by the government lending department also increased.

Noninterest expense for the three month period ended September 30, 2004 was $6.2 million compared to $7.6 million for the corresponding period in 2003. Salaries and employee benefits, representing the largest noninterest expense category, decreased to $3.1 million for the three month period ended September 30, 2004, from $4.4 million for the same period in 2003. This decrease reflects a drop in commissions paid to the mortgage originators as a result of the decline in business in that area. Commissions decreased from $761,000 in the third quarter of 2003 to $199,000 for the same period in 2004, a drop of $562,000, or 74%. In addition, noninterest expense recorded for the third quarter of 2003 includes severance expenses of approximately $948,000. These declines were partially offset by increased salary levels in other areas, including the Mortgage Origination department, as the Company moves to build the infrastructure needed to ensure success in that line of business going forward. It remains management’s intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. As of September 30, 2004, the Company had 223 full-time equivalent employees compared to 221 for the same date in 2003 and 190 at December 31, 2003.

Occupancy costs, the second largest component of noninterest expenses, increased 8%, or $44,000, to $624,000 for the three month period ended September 30, 2004 from $580,000 for the same period in 2003. This increase is primarily the result of an increased number of locations as the Company has expanded its branch presence into Greensboro and Wake Forest, North Carolina and has added an additional branch in the Asheville, North Carolina area during the third quarter. In addition, the Company moved its operations to a new facility to centralize the operations and credit administration functions during the early part of 2004.

Furniture and equipment increased from $346,000 in the three months ended September 30, 2003 to $447,000 for the same period in 2004, an increase of $101,000 or 29%. This increase reflects upgrades to the information technology area of the Company to better position it for future growth.

Other expenses decreased from $1.7 million for the three month period ended September 30, 2003 to $1.5 million for the same period in 2004. One large component of the change is a write down of the carrying value of certain real estate held for sale of $310,000 made during the third quarter of 2003. There were no such expenses made during the same period in 2004. In addition, expenses associated with the collection of problem loans decreased from $142,000 for the three month period ended September 30, 2003 to $55,000 for the same period in 2004. Other large components of changes in other expenses for the third quarter of 2004 include telephone and data line expense, which increased from $70,000 in 2003 to $148,000 in 2004, primarily due to the cost of additional bandwidth required for the data lines to handle the increased network traffic and functionality of our core systems. Audit and accounting expense increased from $45,000 in the three month period ended September 30, 2003 to $145,000 for the same period in 2004 as the Company continues to recognize the costs associated with compliance with the Sarbanes Oxley Act. In addition, travel and entertainment increased year-over-year from $71,000 in 2003 to $118,000 in 2004 as the footprint of the organization expanded and travel between locations increased.

The Company’s effective tax rate for the third quarter of 2004 was 34.6% compared to 36.7% in the second quarter. The Company forecasts it taxable and non-taxable income and calculates the effective tax rate for the entire year which for the nine months ended September 30, 2004 was approximately 35.2%. The changes in the effective tax rate are due to changes in forecasted levels of taxable and tax exempt income from those made in the second quarter such as the sale of the mortgage loan portfolio.

The Company recorded an income tax expense of $872,000 during the three month period ended September 30, 2004 compared to a benefit of $1,392,000 during the same period in 2003. The benefit recorded during the third quarter of 2003 was primarily the result of the decline in taxable income due to the significant loan losses recorded during the period. At September 30, 2004, the Company had net deferred tax assets of $6.2 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements and the mark-to-market of unrealized security losses.

Nine month period ended September 30, 2004

For the nine month period ended September 30, 2004, the Company’s net income was $3.9 million, or $0.57 per diluted share, compared to a loss of $577,000, or $0.09 per diluted share, for the same nine month period ended September 30, 2003. Income during the nine month period ended September 30, 2003 was negatively impacted by a significant commercial loan charge-off made during the second quarter of 2003, additional charge-offs and provisions made during the third quarter and severance and write downs of real estate as previously discussed.

Net interest income increased 8%, or $1.3 million, from $17.8 million for the nine month period ended September 30, 2003, to $19.2 million for the same period in 2004. Average earning assets increased $9.8 million period over period while average interest bearing liabilities decreased $5.1 million due in part to an increase of $9.5 million in average noninterest bearing deposits as a result of previously mentioned deposit campaigns. Similar to the three month period ended September 30, 2004 and 2003 discussed previously, the shift of interest bearing liabilities to noninterest bearing liabilities helped to create an increase in net interest margin between the two periods. The net interest margin on a fully taxable equivalent basis increased 19 basis points year-over-year to 3.22% for the nine months ended September 30, 2004 from 3.03% for the same time period for 2003.

The following table reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Nine Months Ended September 30, 2004 and 2003
(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2004			2003

	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: (2)
Commercial	$501,205	$19,961	5.32%	$467,421	$18,584	5.31%
Consumer	38,842	1,957	6.73%	50,511	2,525	6.68%
Home equity	59,767	2,203	4.92%	47,526	1,925	5.41%
Residential mortgages (3)	47,508	2,084	5.86%	66,480	2,893	5.81%

Total loans	647,322	26,205	5.41%	631,938	25,927	5.48%
Investment securities (4)	156,394	5,368	4.58%	155,517	4,692	4.03%
Federal funds sold and other
interest on short term investments	12,467	118	1.26%	18,907	164	1.16%

Total interest earning assets	816,183	$31,691	5.19%	806,362	$30,783	5.10%

Cash and due from banks	21,907			20,731
Other assets	51,268			47,666
Reserve for loan losses	(11,555)			(9,983)

Total assets	$877,803			$864,776

Liabilities and Equity
Savings deposits	$17,390	$35	0.27%	$19,274	$59	0.41%
Interest-bearing demand deposits	189,661	1,604	1.13%	185,563	1,578	1.14%
Time deposits	394,243	7,107	2.41%	397,067	7,626	2.57%

Total interest bearing deposits	601,294	8,746	1.94%	601,904	9,263	2.06%
Borrowed funds	102,694	2,539	3.30%	108,923	3,020	3.70%
Trust preferred debt	20,620	668	4.33%	4,915	136	3.70%
Repurchase agreements	10,709	48	0.60%	14,432	68	0.63%

Total interest-bearing liabilities	735,317	$12,001	2.18%	730,174	$12,487	2.28%

Non-interest bearing deposits	59,111			49,563
Other liabilities	8,967			9,412

Total liabilities	803,395			789,149
Shareholders’ equity	74,408			75,627

Total liabilities and equity	$877,803			$864,776

Net interest spread (5)			3.01%			2.81%

Tax equivalent adjustment		$501			$448

Net interest income and net
interest margin (6)		$19,690	3.22%		$18,296	3.03%

(1)	The taxable equivalent basis is computed using a blended federal and state rate of approximately 38%.

(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.

(3)	Includes loans held for sale.

(4)	The average balance for investment securities exclude the effect of their mark-to-market adjustment, if any.

(5)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest margin represents the net interest income divided by average interest-earning assets.

For the nine month period ended September 30, 2004, the provision for loan losses was $681,000 compared to $8.3 million for the same period in 2003, a decrease of $7.6 million. The provision in 2003 was adversely affected by the significant charge-offs during that period as previously described. See “Asset Quality” for further discussion.

Noninterest income for the nine month period ended September 30, 2004, was $5.4 million compared to $8.4 million for the same period in 2003, a decrease of 36%. Similar to the previous discussion for the three month period ended September 30, 2004, the decrease was primarily attributable to a substantial drop in fee income recorded by the Bank’s mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. Mortgage origination fees fell 76% to $1.0 million for 2004 from the $4.3 million earned in the nine month period ended September 30, 2003. Securities gains also fell 97% during the period from $442,000 during the first nine months of 2003 to $14,000 during the same period of 2004. Offsetting those declines were net gains in the third quarter of 2004 from the previously discussed branch divestiture and mortgage portfolio sale totaling $776,000.

NSF fees increased to $1.5 million during the nine months ended September 30, 2004 from $1.4 million during the same period in 2003, primarily as a result of the growth in the number of deposit accounts on which these fees are charged. Other categories that increased include ATM fees, which increased 22% from $212,000 in the nine month period ended September 30, 2003 to $258,000 in the nine month period ended September 30, 2004. Other noninterest income, which includes fees earned by the government lending department, declined during the period from $1.6 million to $1.4 million, primarily the result of a $200,000 decrease in government lending fee income.

Noninterest expense for the nine month period ended September 30, 2004 was $17.9 million, compared to $19.3 million for the same nine month period of 2003. Salaries and employee benefits, representing the largest noninterest expense category, decreased to $9.0 million for the nine month period ended September 30, 2004 from $11.1 million for the same period in 2003. This decrease reflects a significant drop in commissions paid to mortgage originators as a result of the decline in business in that area. Commissions decreased from $1.9 million for the nine month period ended September 30, 2003 to $551,000 for the same period in 2004, a drop of $1.4 million or 72%. In addition, noninterest expense for the nine month period ended September 30, 2003 includes severance expenses of approximately $1.2 million, $948,000 of which was recorded in the third quarter as discussed previously.

Occupancy costs, the second largest component of noninterest expenses, increased 8%, or $138,000, to $1.8 million for the nine month period ended September 30, 2004 from $1.6 million for the same period in 2003. This increase is primarily the result of one time costs incurred to move the operations and credit administration functions to a new facility to consolidate operations and locations during the first quarter and due to an increased number of locations as the Company has expanded its branch market as previously noted.

Other expenses increased from $3.8 million for the nine month period ended September 30, 2003 to $4.1 million for the same period in 2004. Large changes in components of other expenses for the period in 2004 includes audit and accounting fees, which increased from $135,000 in 2003 to $331,000 in 2004, primarily a result of additional services required for the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) in the early part of 2004 and due to significant costs associated with compliance with the Sarbanes Oxley Act as previously discussed. As explained previously, travel and entertainment increased year-over-year from $181,000 in 2003 to $325,000 in 2004 as the footprint of the organization expanded and travel between locations increased. Although management expects noninterest expense to increase on an absolute basis as the Company continues its growth, these expenses as a percentage of asset size and operating revenue are anticipated to decrease over time.

The Company recorded an income tax expense of $2.1 million during the nine month period ended September 30, 2004 compared to a benefit of $728,000 during the same period in 2003. The increase was due to a shift from a pretax net loss in 2003 compared to pretax net income in 2004.

Asset Quality

Determining the allowance for loan losses is based on a number of factors. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer does an annual review of all loans over a certain threshold, all unsecured loans over a certain loan amount, a sampling of loans within a lender’s authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and will report on a sampling of loans each month to the Board of Directors’ Loan Committee. On an as needed basis, the Bank will hire an outside third party firm to review the Bank’s loan portfolio to ensure quality standards and accurate risk assessment.

The Company calculates the amount of allowance needed to cover probable losses in the portfolio by applying a reserve percentage to each risk grade. Consumer loans and mortgages are not risk graded but a percentage is reserved for these loans based on historical losses. The reserve percentages have been developed based on historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The allowance is adjusted accordingly to an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management provided $681,000 for the nine month period ended September 30, 2004 for probable losses related to uncollectible loans. Loan loss reserves were 1.72% and 1.86% of gross loans, respectively, as of September 30, 2004 and December 31, 2003. Loan loss reserves as a percent of loans excluding loans held for sale were 1.79% and 1.87% as of September 30, 2004 and December 31, 2003, respectively. The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

(Dollars in thousands)
Allowance for loan losses, beginning of period	$11,417	$9,454	$11,613	$9,390
Net charge-offs:
Loans charged off:
Commercial	147	1,837	608	5,162
Consumer	37	316	356	471
Mortgage	266	607	336	646

Total charge-offs	450	2,760	1,300	6,279

Recoveries of loans previously charged off:
Commercial	61	440	148	716
Consumer	26	—	88	11
Mortgage	—	3	92	3

Total recoveries	87	443	328	730

Total net charge-offs	363	2,317	972	5,549

Loss provisions charged to operations	268	4,963	681	8,259

Allowance for loan losses, end of period	$11,322	$12,100	$11,322	$12,100

Net charge-offs to average loans during the
period (annualized)	0.22%	1.43%	0.20%	1.17%
Allowance as a percent of gross loans	1.72%	1.90%
Allowance as a percent of gross loans excluding
loans held for sale	1.79%	1.92%

The Company’s nonperforming assets increased due to three new exposures being classified as nonaccrual at September 30, 2004. The Company has adequate collateral and doesn’t anticipate any losses in excess of reserves on these exposures. One of these loans is now current on its payments and will be removed from nonaccrual status after staying current for an appropriate period. The following table presents an analysis of nonperforming assets as of September 30, 2004 and 2003 and December 31, 2003:

	September 30,		Period December 31,
	2004	2003	2003

(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans:
Commercial real estate	$3,805	$1,923	$3,376
Construction	1,314	872	1,444
Commercial	596	287	390
Consumer	514	351	529
Mortgage	2,034	1,626	2,271

Total nonaccrual loans	8,263	5,059	8,010
Foreclosed property held	825	663	978

Total nonperforming assets	$9,088	$5,722	$8,988

Nonperforming loans to total loans	1.26%	0.79%	1.44%
Nonperforming assets to total assets	1.04%	0.66%	1.05%
Allowance coverage of nonperforming loans	137%	239%	145%

Management currently estimates a decline in nonperforming loans during the fourth quarter, however there are many circumstances which could occur which would change this current estimate including but not limited to economic events, a normal FDIC examination currently underway, and delays in loan reductions currently anticipated. During October, one nonperforming of $1.2 million was repaid in full with no loss to the Company. In addition, nonperforming loans associated with the mortgage sale totaling over $400,000 will be sold.

On September 30, 2004, nonperforming assets were $9.1 million, a $100,000 increase from the balance at December 31, 2003. While nonperforming assets, which includes nonperforming loans and foreclosed property, increased an absolute basis, it decreased as a percentage of total assets between those periods due to increases in total assets.

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

Loans deemed to be impaired at September 30, 2004 and December 31, 2003 amounted to $2.6 million and $3.0 million, respectively. Average impaired loans during the third quarter of 2004 were $2.7 million. The balance in loans classified as impaired at September 30, 2004 consisted of two loans to one commercial customer. These loans have a specific allowance included in the loan loss reserve of $825,000 as of the end of the quarter. The notes matured on October 15, 2004 and the borrower is currently in the cure period as defined by the loan agreement. The borrower has informed the Company that it has hired an investment banker to assist the borrower in obtaining sufficient funding to repay loans due the Company and other lenders. While there can be no assurances as to when, or if, a transaction will be consummated to allow for the repayment of the loans due the Company, a third party has expressed an interest in purchasing the borrower. The cure period expires October 31, 2004.

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a review of significant loans and lending relationships by both management and third party credit review firms and includes the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc. It is possible that these factors and management’s future evaluation of the adequacy of the allowance for loan losses will change.

Foreclosed property decreased to $825,000 at September 30, 2004 from $978,000 at December 31, 2003. The Company is actively marketing all of its foreclosed property. All nonperforming assets, including nonperforming loans and foreclosed assets, are recorded at the lower of cost or market.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset/Liability Management Committee of the Company’s Board of Directors. The Company had $24.3 million in its most liquid assets, cash and cash equivalents, as of September 30, 2004. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 67.58% of total assets at September 30, 2004. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also will affect the determination.

During the second quarter of 2004, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 50,000 shares of the Company’s stock. The principal purpose of the stock repurchase program is to manage the equity capital relative to the growth of the Company, to offset the dilutive effect of employee equity-based compensation and to enhance long term shareholder value. The repurchase program will be affected through regular open-market purchases. Management currently has no immediate intent to repurchase shares, but instead plans to monitor and evaluate the capital level on an ongoing basis. As of September 30, 2004 no share repurchase transactions have occurred.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s actual capital amounts and ratios as of September 30, 2004 and the minimum requirements are presented in the following table:

	Actual		Minimum Requirements To Be Well Capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation
Total Capital (to Risk Weighted Assets)	$91,285	12.55%	$72,762	10.00%
Tier I Capital (to Risk Weighted Assets)	82,883	11.39%	43,657	6.00%
Tier I Capital (to Average Assets)	82,883	9.52%	43,551	5.00%

Capital Bank
Total Capital (to Risk Weighted Assets)	$88,631	12.19%	$72,682	10.00%
Tier I Capital (to Risk Weighted Assets)	79,518	10.94%	43,609	6.00%
Tier I Capital (to Average Assets)	79,518	9.14%	43,485	5.00%

Shareholders’ equity was $76.4 million, or $11.58 per share, at September 30, 2004. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2003 to September 30, 2004.

Item 4     Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our Exchange Act filing.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management continues to review, document and test its internal control procedures as required under section 404 of the Sarbanes Oxley Act. Management has implemented changes in internal controls as a result these activities, however it does not believe any of the changes implemented were material in nature.

Part II - Other Information

Item 1   Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or condition.

Item 2   Unregistered Sale of Equity Securities and Use of Proceeds

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

CAPITAL BANK CORPORATION

Date: October 28, 2004	By:	/s/ Richard W. Edwards ——————————— Richard W. Edwards Chief Financial Officer

Exhibit Index

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Richard W. Edwards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit 32.2	Certification of Richard W. Edwards pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]