Form 10-K
period 2004-12-31
CAPITAL BANK CORP
filed 2005-03-15
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
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

The aggregate market value of the registrant's Common Stock, no par value per share, as of June 30, 2004, held by those persons deemed by the registrant to be non-affiliates was approximately $87,363,642 (5,343,342 shares held by non-affiliates at $16.35 per share). For purposes of the forgoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 7, 2005, there were 6,593,787 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                                   Where
---------------------                                                   -----

1. Portions of the registrant's Proxy Statement for the Annual Meeting Part III of Shareholders to be held on May 26, 2005

                            CAPITAL BANK CORPORATION

                           Annual Report on Form 10-K

                                      INDEX

PART I.................................................................................. ..............2
    Item 1.  Business..................................................................................2
    Item 2.  Properties...............................................................................10
    Item 3.  Legal Proceedings........................................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders......................................10
PART II............................................................................... ...............11
    Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases .11
    Item 6.  Selected Financial Data..................................................................11
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....12
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................30
    Item 8.  Financial Statements and Supplementary Data..............................................34
    Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....64
    Item 9A. Controls and Procedures..................................................................64
PART III............................................................................. ................65
    Item 10. Directors and Executive Officers of the Registrant.......................................65
    Item 11. Executive Compensation...................................................................65
    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters..................................................................................65
    Item 13. Certain Relationships and Related Transactions...........................................65
    Item 14. Principal Accountant Fees and Services...................................................65
PART IV............................................................................ ..................65
    Item 15.   Exhibits and Financial Statement Schedules.............................................65
    Signatures........................................................................................67

                                     PART I

Item 1. Business.

General

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). These Trusts are not consolidated with the financial statements of the Company per the provisions of FIN 46R. Capital Bank (the "Bank") was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. Capital Bank Investment Services, Inc. ("CBIS") was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001. In the third quarter of 2003 CBIS ceased operations, but remains a subsidiary of the Company.

As of December 31, 2004, the Company had assets of approximately $882.3 million, gross loans outstanding of approximately $654.9 million and deposits of approximately $655.0 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has four branch offices in Raleigh, two in Cary, one in Siler City, one in Oxford, one in Wake Forest, three in Sanford, two in Burlington, one in Graham, one in Greensboro, three in Asheville and one in Hickory, North Carolina.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Granville, Alamance, Lee, Buncombe, Guilford and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Granville and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance and Guilford counties have a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes the town of Hickory, is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville, in Buncombe County, is comprised primarily of services, medical, tourism and manufacturing industries.

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

In the third quarter of 2004, the Bank began to offer non-insured investment products and services through Capital Bank Financial Services, creating a partnership with Capital Investment Group, a leading Raleigh, North Carolina based broker-dealer. The Bank has hired four commission-based financial advisors during 2004 to offer full-service brokerage to individual and corporate customers. With the addition of the Financial Services division, Capital Bank now has the ability to compete with much larger institutions in North Carolina.

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

Lending Activities and Deposits

Loan Types and Lending Policies. The Company makes a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes and loans to individuals for personal and household purposes. During 2004, there were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company's emphasis on being a community-oriented financial institution, virtually all the Company's business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of these geographic regions.

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

The following table sets forth, as of December 31, 2004, the approximate composition of the Company's loan portfolio:

Loan Type                                               Amount       Percentage
                                                    ---------------------------
                                                    (In thousands)
Commercial                                           $   532,091             82%
Consumer                                                  34,865              5%
Home Equity Lines                                         61,924              9%
Residential mortgages                                     25,987              4%
                                                     -----------    -----------
                                                     $   654,867            100%
                                                     ===========    ===========

Deposits. The majority of the Company's deposit customers are individuals and small to medium-size businesses located in Wake, Chatham, Granville, Alamance, and Lee Counties, North Carolina and contiguous areas and the Asheville, Greensboro and Hickory, North Carolina communities. The Company's deposit base is well diversified, with no material concentration in a single industry or group of related industries. Management of the Company does not believe that the deposits or the business of the Company in general are seasonal in nature. Deposits vary with local and national economic conditions, but not enough, management believes, to have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in the same geographic area.

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2004:

Non-interest bearing demand                   10%
Interest checking                             12%
Market rate investment                        15%
Savings                                        2%
Time deposits:
        Under $100,000                        40%
        Equal to or over $100,000             21%
                                          ------
                                             100%
                                          ======

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. The Company competes in its market area with some of the largest banking organizations in the state and the country and other community financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Company's competitors have broader geographic markets, easier access to capital and lower cost funding and higher lending limits than the Company and are also able to provide more services and make greater use of media advertising.

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

Employees

At March 1, 2005, the Company employed 241 persons, of which 224 were full-time and 17 were part-time. None of its employees are represented by a collective bargaining unit. The Company considers relations with its employees to be good.

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

The Company is also regulated by the Securities and Exchange Commission ("SEC") as a result of its common stock being publicly traded. Due to recent legislation, the regulatory compliance burden of being a publicly traded company has increased significantly over the last few years.

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

The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, providing securities brokerage services, providing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including the Company, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

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

The guidelines also provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution's risk profile. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") will continue to consider a "tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to it.

As of December 31, 2004, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.08%, 12.33% and 9.61%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2003 were 10.68%, 12.13% and 8.71%, respectively.

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

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. At December 31, 2004, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.23%, 11.48% and 8.87%, respectively, all in excess of the minimum requirements.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC has adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup
A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the BIF unless effective corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and all banks are now required to pay additional annual assessments at rates set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

Executive Officers

The executive officers of the Company as of December 31, 2004 were as follows:

Name                  Age   Position With Company
----                  ---   ---------------------

B. Grant Yarber        40   President and Chief Executive Officer

Richard W. Edwards     45   Executive Vice President and Chief Financial Officer

Karen H. Priester      47   Senior Vice President and Chief Credit Officer

Grant Yarber serves as President and Chief Executive Officer for Capital Bank Corporation and Capital Bank, overseeing the day-to-day operations of the Bank. Mr. Yarber joined Capital Bank during the summer of 2003 as the Chief Credit Officer and was then promoted to Chief Operating Officer and President before his appointment to CEO. He had served previously as Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C. With more than 15 years of banking experience, Mr. Yarber has particular strength in lending and credit management. His background includes leadership positions with Bank of America, including Southeast Credit Manager and Regional Executive for Business Banking and Professional/Executive Banking for Missouri and Illinois.

Rick Edwards serves as Executive Vice President and Chief Financial Officer for Capital Bank Corporation and Capital Bank. In this position, Mr. Edwards is responsible for the financial activities of the company, including investment portfolio management, analyst relations and strategic planning. Mr. Edwards previously held senior accounting and financial positions with some of the country's top banking institutions in the Southeast. Mr. Edwards spent eight years with Ernst & Young and held several management positions with Bank of America. He also has served as the Chief Financial Officer at New South Bancshares, Inc., a $1.4 billion savings bank, and later became the Chief Accounting Officer at National Commerce Financial Corporation before joining Capital Bank. Mr. Edwards is also a director and audit committee chair for Hemagen Diagnostics, Inc. in Baltimore, MD.

Karen Priester serves as Senior Vice President and Chief Credit Officer for Capital Bank Corporation and the Bank. Prior to this position, she was Regional Credit Administrator and Wake County Senior Lender in her six years of employment at Capital Bank. Ms. Priester has over twenty years of banking experience, concentrating in the commercial lending and credit areas. In her function as Chief Credit Officer, Ms. Priester is responsible for credit quality, loan review, special assets, government lending, compliance, and the credit department.

Website Access to Capital Bank Corporation's Filings with the Securities and Exchange Commission

Since becoming an "accelerated filer," all of the Company's electronic filings with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act have been made available at no cost on the Corporation's web site, www.capitalbank-nc.com, as soon as reasonably practicable after the Company filed such material with, or furnished it to, the SEC. The Company's SEC filings are also available through the SEC's web site at www.sec.gov. In addition, any reports the Company files with the SEC are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2. Properties.

The Company currently leases property located at 4901 Glenwood Avenue, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 21,600 square feet, of which approximately 18,600 square feet is for the Company's principal offices and the remainder for the branch office. In addition to this facility, the Company owns 12 properties throughout North Carolina that are used as branch locations and which are located in Sanford (2), Cary (2), Siler City, Oxford, Burlington (2), Graham, Greensboro, Hickory and Raleigh. The Company also leases 10 other properties throughout North Carolina that are used as branch locations, operations facilities or mortgage production offices and which are located in Raleigh (3), Sanford, Asheville (3), Cary, Pittsboro and Wake Forest. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm's length bargaining.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2004, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Shares of Capital Bank Corporation common stock are traded on the Nasdaq National Market under the symbol "CBKN." As of March 1, 2005, the Company had approximately 1,588 holders of record of its common stock. The following table sets forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company's common stock:




                                                                    Cash
                                                                  Dividends
                                                                  Per Share
           2004                  High              Low            Declared
      ---------------------------------------------------------------------

      First Quarter             $18.12            $15.45            $ 0.05
      Second Quarter             17.06             15.20              0.05
      Third Quarter              16.74             15.88              0.05
      Fourth Quarter             18.98             15.97              0.06


                                                                    Cash
                                                                  Dividends
                                                                  Per Share
           2003                  High              Low            Declared
      ---------------------------------------------------------------------

      First Quarter             $14.70            $12.95            $ 0.05
      Second Quarter             15.98             13.20              0.05
      Third Quarter              16.40             14.10              0.05
      Fourth Quarter             16.93             15.09              0.05

Dividend Policy. The Company's shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company's ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during fiscal year 2004, the Company declared and paid dividends totaling $0.21 per share (see chart above for actual quarterly payouts). The Company intends to pay approximately 20% to 30% of its annual net earnings to shareholders in the form of annual cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company's status as a "well-capitalized" institution under applicable banking laws and regulations.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2004 which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Repurchases of Equity Securities. Neither the Company nor any affiliated purchasers made any purchases of Company equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the fourth quarter ended December 31, 2004.

Item 6. Selected Financial Data.

The following table sets forth selected financial information for the Company that has been derived from the financial statements and notes thereto included elsewhere in this report. This information should be read in conjunction with Management's Discussion and analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

(In thousands, except share and per share data)                  As of and for the Years Ended December 31
                                                         2004         2003         2002         2001          2000
                                                      ---------------------------------------------------------------
Selected Balance Sheet Data
Cash and Due From Banks                               $   23,007   $   22,408   $   32,837   $   15,173   $    27,676
Federal Funds Sold and Sort Term Investments                   4        3,202       18,696          944           750
Securities                                               160,580      165,913      155,304       73,702        61,947
Gross Loans                                              654,867      625,945      600,609      306,891       242,275
Allowance for Loan Losses                                 10,721       11,613        9,390        4,286         3,463
Total Assets                                             882,294      857,734      840,976      406,741       343,620
Deposits                                                 654,976      629,619      644,887      304,443       279,094
Borrowings                                               102,320      114,591       97,858       50,000        15,000
Repurchase Agreements                                     16,755       11,014       13,081       11,167         9,804
Shareholders' Equity                                      77,738       72,923       75,471       36,983        35,015

Summary of Operations
Interest Income                                       $   42,391   $   40,440   $   36,244   $   26,173   $    23,751
Interest Expense                                          16,257       16,318       15,895       14,701        13,101
                                                      ---------------------------------------------------------------
Net Interest Income                                       26,134       24,122       20,349       11,472        10,650
Provision for Loan Losses                                  1,038        8,247        4,190        1,215         1,110
                                                      ---------------------------------------------------------------
Net Interest Income After Provision For Loan Losses       25,096       15,875       16,159       10,257         9,540
Other Operating Income                                     6,905       10,322        7,987        4,490         2,193
Other Operating Expense (1)                               23,824       25,165       17,465       11,847         9,596
                                                      ---------------------------------------------------------------
Pre-tax Net Income                                         8,177        1,032        6,681        2,900         2,137
Income Tax Expense (Benefit)                               2,866           38        2,374          480           (36)
                                                      ---------------------------------------------------------------
Net Income                                            $    5,311   $      994   $    4,307   $    2,420   $     2,173
                                                      ===============================================================

Per Share Data
Net Income - Basic                                    $      .79   $      .15   $      .79   $      .65   $       .61
Net Income - Diluted                                         .77          .15          .76          .65           .59
Dividends                                                    .21          .20          .20           --            --
Book Value                                                 11.76        11.15        11.44        10.28          9.57
Number of Common Shares Outstanding                    6,612,787    6,541,495    6,595,784    3,597,339     3,658,689



                                                                  As of and for the Years Ended December 31
                                                            2004         2003         2002         2001          2000
                                                      ---------------------------------------------------------------
Selected Ratios
Return On Average Assets                                     .60%         .11%         .66%         .65%          .73%
Return on Average Shareholders' Equity                      7.04%        1.34%        7.43%        6.69%         6.21%
Dividend Payout Ratio                                         26%         133%          26%           0%            0%
Average Shareholders' Equity to Average Total
Assets                                                      8.58%        8.55%        8.89%        9.69%        11.83%
Net Interest Margin (2)                                     3.28%        3.06%        3.38%        3.28%         3.78%

(1) Includes non-recurring merger related costs of $90,000 for year ended December 31, 2000.

(2)   On a tax equivalent basis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to aid the reader in understanding and evaluating the results of operations and financial condition of the Company, the Bank and CBIS. In addition, the Company has interest in the Trusts, but the Trusts are not consolidated with the Company per the provisions of FIN 46R. This discussion is designed to provide more comprehensive information about the major components of the Company's results of operations and financial condition, liquidity, and capital resources than can be obtained from reading the financial statements alone. This discussion should be read in conjunction with the Company's consolidated financial statements, the related notes and the selected financial data presented elsewhere in this report.

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

Overview. Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions; Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company.

In the third quarter of 2004, the Bank reintroduced non-insured investment products and services through Capital Bank Financial Services (a division of the Bank), creating a partnership with Capital Investment Group, a leading Raleigh, North Carolina based broker-dealer. The Bank employs commission-based Financial Advisors to offer full-service brokerage to individual and corporate customers.

As of December 31, 2004, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

As a community bank, the Bank's profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by its provision for loan losses, other operating income, and other operating expenses.

During 2004, the Company's focus was on the following priorities:

      o     Strong, sustainable earnings
      o     A sound credit culture
      o     Disciplined growth in existing or adjacent markets
      o     Unparalleled customer service by experienced community bankers

For the year ended December 31, 2004, the Company achieved record earnings as net income exceeded $5 million for the first time in the Company's history and net interest margin expanded 22 basis points for the year. Nonperforming assets declined during the year and net charge-offs declined significantly. The Company sold three branches in northern North Carolina and opened locations in the higher growth markets of Greensboro, Wake Forest and Asheville. The Company believes our "Service Worth Talking About" continues to enhance our customer experience in all communities we serve.

The Company also strengthened its management team during the year appointing Grant Yarber as Chief Executive Officer and hiring Rick Edwards as Chief Financial Officer in April. In addition, new executives were hired for the

Sandhills region and the mortgage division during the year. The Company believes it has an experienced management team that is dedicated to providing exceptional value to its customers and shareholders.

Critical Accounting Policies and Estimates. The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      o Loan Loss Reserves - The Company records estimated loan loss reserves based on known problem loans and estimated risk in the existing loan portfolio. The reserve calculation takes into account historic write-off trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

      o Investments - The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. In addition, accounting standard setters are evaluating changes in accounting for unrealized losses on the Company's investment portfolio which could require us to record and realize certain unrealized losses through earnings.

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

Results of Operations. The Company reported net income of $5.3 million, $994,000, and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. On a fully diluted per share basis, net income for 2004, 2003, and 2002 was $.77, $.15, and $.76, respectively.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased from $24.1 million in 2003 to $26.1 million in 2004, an increase of $2.0 million or 8%. The increase during the period is primarily due to increases in market rates on the Bank's interest-earning assets as its loans shifted upwards with increases in the prime rate and premium amortization slowed on its investment portfolio from lower prepayments. Over the last six months of 2004, the Federal Reserve made five 25 basis point ("bp") upward adjustments in the Open Market Committee's benchmark federal funds rate. Another 25 bp increase occurred on February 4, 2005. Since the Bank's loan portfolio adjusts with prime at a faster rate than the time deposit portfolio, the increasing rate environment has had a positive effect on net interest spread and net interest margin. As the time deposits mature and reprice, the margin could be negatively impacted based on pricing competition to retain these deposits. In addition, the Bank's net interest income was positively affected by a shift in the mix of its earning assets as the Bank replaced lower yielding federal funds with higher yielding loans. Average federal funds and short term investments, yielding only 1.14% in 2003, dropped by $6.0 million from December 31, 2003 to December 31, 2004 while average loans, yielding 5.49% in 2004, increased by almost $18.0 million. The increase in average loans takes into account the effect of the following two nonrecurring transactions that occurred during the period:

      o The Company completed the sale of its Northern Region branches in Warrenton, Seaboard and Woodland to other financial institutions in September 2004. In those branch sales, the Company sold approximately $39.6 million of deposits and $12.8 million of loans, as well as other assets. The $39.6 million of deposits sold were comprised of $2.0 million non-interest bearing demand, $11.8 million of money market, savings and interest checking and $25.8 million of time deposits. A pre-tax gain of $1.2 million was recognized on the sale, which is included in non-interest income.

      o In December 2004, the Company sold approximately $19.4 million of its mortgage loans. In conjunction with this sale, a loss of $320,000 was recorded in non-interest income. A charge-off of $199,000 associated with these loans was taken in the third quarter of 2004 for reserves previously established.

Despite these significant transactions, both of which would have had negative effects on earning assets or interest-bearing liabilities, average earning assets increased $9.3 million from December 31, 2003 to December 31, 2004 and average interest-bearing liabilities increased by $2.0 million.

Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets in 2004 were $817.1 million, up 1.15% when compared to $807.8 million for 2003. The net interest margin was 3.28% on a fully tax equivalent ("TE") basis in 2004, a 22 bp increase from the 2003 net interest margin of 3.06%. On a TE basis, net interest spread was 3.06% and 2.85% for 2004 and 2003, respectively.

Interest income increased 5% in 2004 to $42.4 million from $40.4 million in 2003. This increase is primarily due to the growth in the Bank's loan portfolio and increases in overall yield as discussed above. The average yield on interest-earning assets for 2004 was 5.27%, a 19 bp increase from the 2003 yield of 5.08%. The average loan portfolio as a percentage of earning assets was 80% in 2004, up 2% from 2003. The average balances of loans, which had yields of 5.49% and 5.43% for 2004 and 2003, respectively, increased from $632.1 million in 2003 to $650.1 million in 2004. The average balances of federal funds and other short-term investments decreased from $16.7 million in 2003 to $10.7 million in 2004 as these funds were used to fund loan growth, and the average yield in this category increased 32 bps from 1.14% to 1.46% over the same time period. Investment yield increased on an TE basis from 4.10% in 2003 to 4.60% in 2004. This increase reflects increases in market interest rates over the last year as mortgage backed security ("MBS") pay-downs have decreased from the prior year when the borrowers making up the underlying securities moved to refinance their mortgages. Increases in MBS payment speeds in the prior year accelerated the amortization of premiums associated with the assets and decreased the investment yield.

Interest expense remained relatively flat from 2004 when measured against 2003. Interest expense in both years was $16.3 million. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits declined slightly, from $600.9 million in 2003 to $597.7 million in 2004, largely as a result of selling three branches which had deposits of $39.6 million. In addition, the average rate paid on interest-bearing deposits declined 4 bps between 2003 and 2004 as those customers with time deposits shortened up the terms on those deposits in anticipation of higher future rates. The average rate on borrowings also declined from 3.55% in 2003 to 3.31% in 2004. This decline in a rising interest rate environment reflects the full year effect of interest rate swap agreements put into effect in July of 2003 which converted portions of the Bank's fixed rate long term debt to a floating rate. We would expect the cost of borrowings to increase in 2005 as rates continue to increase. Decreases in interest expense in the areas discussed above were offset by an increase in interest paid on subordinated debt associated with two trust preferred offerings done in 2003. The average outstanding balance of subordinated debt increased year over year from $7.1 million in 2003 to $20.6 million in 2004, adding an additional $470,000 of interest expense as a result of the volume increase. Both subordinated debt issues are variable rate in nature and should increase in expense for 2005.

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

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                (Tax Equivalent Basis - Dollars in thousands) (1)

                                            Year Ended December 31, 2004             Year Ended December 31, 2003
                                          --------------------------------------------------------------------------
                                            Average      Amount      Average      Average       Amount       Average
                                            Balance      Earned        Rate       Balance       Earned         Rate
                                          --------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                              $ 506,744     $ 27,487        5.42%    $ 470,147     $ 24,563        5.22%
  Consumer                                   37,841        2,536        6.70%       49,367        3,261        6.61%
  Home equity                                59,865        3,015        5.04%       49,686        2,631        5.30%
  Residential mortgages (3)                  45,671        2,666        5.84%       62,925        3,897        6.19%
                                          --------------------------------------------------------------------------
Total loans                                 650,121       35,704        5.49%      632,125       34,352        5.43%
Investment securities (4)                   156,300        7,195        4.60%      159,030        6,514        4.10%
Federal funds sold and other
    interest on short term investments       10,683          156        1.46%       16,676          190        1.14%
                                          --------------------------------------------------------------------------
Total interest earning assets               817,104     $ 43,055        5.27%      807,831     $ 41,056        5.08%
                                                        =====================                  =====================
Cash and due from banks                      22,135                                 20,715
Other assets                                 51,449                                 47,505
Allowance for loan losses                   (11,465)                               (10,521)
                                          ---------                              ---------
Total assets                              $ 879,223                              $ 865,530
                                          =========                              =========

Liabilities and Equity
Savings deposits                          $  17,040     $     45        0.26%    $  18,833     $     71        0.38%
Interest-bearing demand deposits            188,855        2,250        1.19%      188,624        2,087        1.11%
Time deposits                               391,783        9,487        2.42%      393,401        9,912        2.52%
                                          --------------------------------------------------------------------------
Total interest bearing deposits             597,678       11,782        1.97%      600,858       12,070        2.01%
Borrowed funds                              103,427        3,427        3.31%      110,107        3,911        3.55%
Subordinated debt                            20,620          929        4.51%        7,123          248        3.48%
Repurchase agreements and fed
    funds purchased                          12,865          119        0.92%       14,457           89        0.62%
                                          --------------------------------------------------------------------------
  Total interest-bearing liabilities        734,590     $ 16,257        2.21%      732,545     $ 16,318        2.23%
                                                        =====================                  =====================
Non-interest bearing deposits                60,201                                 50,489
Other liabilities                             9,009                                  8,523
                                          ---------                              ---------
Total liabilities                           803,800                                791,557
Shareholders' equity                         75,423                                 73,973
                                          ---------                              ---------
 Total liabilities and equity             $ 879,223                              $ 865,530
                                          =========                              =========

Net interest spread (5)                                                 3.06%                                  2.85%
Tax equivalent adjustment                               $    664                               $    616
Net interest income and net
  interest margin (6)                                   $ 26,798        3.28%                  $ 24,738        3.06%
                                                        ====================                   ====================

                                             Year Ended December 31, 2002
                                          -----------------------------------
                                            Average      Amount      Average
                                            Balance      Earned        Rate
                                          -----------------------------------
Assets
Loans receivable: (2)
  Commercial                              $ 324,900     $ 19,573        6.02%
  Consumer                                   36,408        2,852        7.83%
  Home equity                                39,483        2,368        6.00%
  Residential mortgages (3)                  69,267        4,808        6.94%
                                          -----------------------------------
Total loans                                 470,058       29,601        6.30%
Investment securities (4)                   119,925        6,604        5.51%
Federal funds sold and other
    interest on short term investments       22,259          370        1.66%
                                          -----------------------------------
Total interest earning assets               612,242     $ 36,575        5.97%
                                                        =====================
Cash and due from banks                      15,965
Other assets                                 30,871
Allowance for loan losses                    (7,157)
                                          ----------
Total assets                              $ 651,921
                                          ==========

Liabilities and Equity
Savings deposits                          $  19,103     $    170        0.89%
Interest-bearing demand deposits            147,427        2,746        1.86%
Time deposits                               296,790        9,651        3.25%
                                          -----------------------------------
Total interest bearing deposits             463,320       12,567        2.71%
Borrowed funds                               72,067        3,116        4.32%
Subordinated debt                                --           --        0.00%
Repurchase agreements and fed
    funds purchased                          14,901          212        1.42%
                                          -----------------------------------
  Total interest-bearing liabilities        550,288     $ 15,895        2.89%
                                          ===================================
Non-interest bearing deposits                35,064
Other liabilities                             8,610
                                          ----------
Total liabilities                           593,962
Shareholders' equity                         57,959
                                          ----------
 Total liabilities and equity             $ 651,921
                                          ==========
Net interest spread (5)                                                 3.09%
Tax equivalent adjustment                               $    331
Net interest income and net
  interest margin (6)                                   $ 20,680        3.38%
                                                        =====================

(1) The taxable equivalent basis is computed using a blended federal and state rate of approximately 38%.

(2) Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.

(3)   Includes loans held for sale.

(4) The average balance for investment securities exclude the effect of their market-to-market adjustment, if any.

(5) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents the net interest income divided by average interest-earning assets.

                         Rate & Volume Variance Analysis
                (Tax Equivalent Basis - Dollars in thousands) (1)

                                                       Years Ended                                  Years Ended
                                                    December 31, 2004                             December 31, 2003
                                                        vs.       2003                                 vs.      2002
                                                                  Rate/                                         Rate/
                                        Volume       Rate        Volume      Total      Volume      Rate       Volume     Total
                                       Variance    Variance     Variance    Variance   Variance   Variance    Variance   Variance
                                       ---------------------------------------------   ------------------------------------------
Interest Income:
Loans receivable                       $    978    $    364     $     10    $  1,352   $ 10,206   $ (4,056)   $ (1,399)  $  4,751
Investment securities                      (112)        807          (14)        681      2,153     (1,691)       (552)       (90)
Federal funds sold                          (69)         54          (19)        (34)       (93)      (116)         29       (180)
                                       ---------------------------------------------   ------------------------------------------
   Total interest income                    797       1,225          (23)      1,999     12,266     (5,863)     (1,922)     4,481
                                       ---------------------------------------------   ------------------------------------------
Interest Expense:
Savings and interest-bearing
  demand deposits and other                 (16)        154           (1)        137        717     (1,184)       (291)      (758)
Time deposits                               (41)       (386)           2        (425)     3,142     (2,174)       (707)       261
Borrowed funds                             (237)       (263)          16        (484)     1,645       (556)       (294)       795
Subordinated debt                           470          73          138         681         --         --         248        248
Repurchase agreements and fed
  funds purchased                           (10)         45           (5)         30         (6)      (121)          4       (123)
                                       ---------------------------------------------   ------------------------------------------
   Total interest expense                   166        (377)         150         (61)     5,498     (4,035)     (1,040)       423
                                       ---------------------------------------------   ------------------------------------------
Increase (decrease) in net interest
   income                              $    631    $  1,602     $   (173)   $  2,060   $  6,768   $ (1,828)   $   (882)  $  4,058
                                       =============================================   ==========================================

(1) The taxable equivalent basis is computed using a blended federal and state rate of approximately 38%.

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 2004 and 2003, amounts expensed as loan loss provisions were $1.0 million and $8.2 million, respectively. The amount of the allowance for loan losses is established based on management's estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. The allowance is regularly reviewed and adjusted, as necessary. Loans of $750,000 or more are subject to specific review for impairment in accordance with Statement of Financial Accounting Standards No.
114. The allowance for loan losses was $10.7 million and $11.6 million on December 31, 2004 and 2003, respectively, and represented approximately 1.64% and 1.86% of total loans outstanding on those dates. During the year, the company reclassified $311,000 of the allowance which related to loss exposure on unfunded loan commitments and letters of credit into a separate other liability account.

The Company experienced higher loan charge offs during 2003 when compared to 2004. Management believes that this was due in part to a weakened economy and in part to some large credit issues identified in the second quarter of 2003. As a result of those credit issues, management engaged two independent credit review firms in the latter part of 2003 to perform a detailed analysis of the Bank's loan portfolio. As a result of the review, management identified loans during that period aggregating approximately $2.7 million that were classified as a loss. In addition, management significantly increased its internal loan watch list. During 2003, the Company charged off an aggregate of $6.0 million in loans, net of $862,000 in recoveries. Of that amount, $4.3 million related to five business customer relationships. During 2004, the Company charged off an aggregate of $1.6 million in loans, net of $616,000 in recoveries. Included in the charge offs for 2004 was $497,000 related to one loan that had been classified as impaired at December 31, 2003 and for which a specific reserve of $825,000 had been established at that time.

Also as a result of the 2003 loan review, the Company effected certain changes to try to mitigate such credit losses going forward, including procedural changes in the loan approval and credit review processes, changes in individual lending limits and centralization of the Company's lending operations functions into one facility. The Company also added a lender support area where all consumer loans are centrally underwritten and approved.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management's assessment of the risks associated with the different types of lending activities.

                      Allowance for Loan Losses by Category

                                                      At December 31,
                          --------------------------------------------------------------------------
(Dollars in thousands)                   2004                                    2003
                          --------------------------------------------------------------------------
                              Allowance        % of Loans to           Allowance       % of Loans to
                                Amount          Total Loans             Amount          Total Loans
                          --------------------------------------------------------------------------
Commercial                    $   9,323                 82%           $   9,885                 76%
Consumer                            519                  5%               1,012                  7%
Residential mortgages               299                  9%                 210                  8%
Equity lines                        580                  4%                 506                  9%
                          ----------------------------------    ------------------------------------
                             $   10,721                100%           $  11,613                100%
                          ==================================    ====================================

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

                      Analysis of Allowance for Loan Losses

                                                                                         As of and For the
                                                                                             Years Ended
                                                                                             December, 31
                                                                               ------------------------------------
(Dollars in thousands)                                                            2004          2003         2002
                                                                               ------------------------------------

Average amount of loans outstanding, net of unearned income                    $ 650,121      $632,125     $470,058
                                                                               ------------------------------------
Amount of loans outstanding at year end, net of unearned income                  654,867       625,945      600,609

Reserve for loan losses:
       Balance at beginning of period                                          $  11,613      $  9,390     $  4,286
       Adjustment for loans acquired                                                  --            --        4,593
       Loans charged off:
           Commercial                                                              1,390         5,631        3,545
           Consumer                                                                  504           637          470
           Equity                                                                      1             5           --
           Mortgage                                                                  340           613           --
                                                                               ------------------------------------
               Total chargeoffs                                                    2,235         6,886        4,015
                                                                               ------------------------------------
       Recoveries of loans previously charged off:
           Commercial                                                                411           797          263
           Consumer                                                                   94            58           73
           Equity                                                                      4            --           --
           Mortgage                                                                  107             7           --
                                                                               ------------------------------------
               Total recoveries                                                      616           862          336
                                                                               ------------------------------------
       Net loans charged off                                                       1,619         6,024        3,679
                                                                               ------------------------------------
       Provision for loan losses                                                   1,038         8,247        4,190
       Reclassification to other liabilities                                        (311)           --           --
                                                                               ------------------------------------
       Balance at December 31                                                  $  10,721      $ 11,613     $  9,390
                                                                               ====================================

       Ratio of net chargeoffs to average loans outstanding during the year         0.25%         0.95%        0.78%
                                                                               ====================================

       Allowance for loan losses as a percent of total loans                        1.64%         1.86%        1.56%
                                                                               ====================================

The following table shows the total of the nonperforming assets in the Company's portfolio as of December 31, 2004 and 2003. Loans deemed to be impaired at December 31, 2003 amounted to $3.0 million. There were no loans classified as impaired at December 31, 2004. Average impaired loans during 2004 and 2003 were $2.1 million and $3.2 million, respectively.

(Dollars in thousands)                                    2004       2003
                                                         ------     ------
Nonperforming assets:
    Nonaccrual loans - Commercial                        $3,964     $3,766
    Nonaccrual loans - Mortgage                           1,898      2,271
    Nonaccrual loans - Construction                       1,622      1,444
    Nonaccrual loans - Consumer                             312        258
    Nonaccrual loans - Equity lines                         415        271
                                                         ------     ------
                      Total nonaccrual loans              8,211      8,010
    Foreclosed properties                                   418        978
                                                         ------     ------
                    Total nonperforming assets           $8,629     $8,988
                                                         ======     ======
Nonperforming assets to:
    Loans outstanding at end of year                       1.32%      1.44%
    Total assets at end of year                            0.98%      1.05%
Allowance for loan losses as a percent of
    nonperforming loans                                     131%       145%

The allowance for loan losses decreased 2004 and many of the related allowance ratios also declined. The decreases were largely attributable to the resolution of the one impaired loan for which a specific reserve of $825,000 had been established. The majority of our nonperforming loans are secured by real estate collateral which should mitigate our exposure to losses compared those loans that are unsecured or collateralized with other types of assets.

Other Operating Income. Other operating income was $6.9 million and $10.3 million for years ended December 31, 2004 and 2003, respectively, a decrease of $3.4 million or 33%. The decrease in other operating income for 2004 is primarily attributable to a substantial drop in fee income recorded by the Bank's mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. Mortgage origination fees fell 74% to $1.3 million for 2004 from the $4.9 million earned in the twelve month period ended December 31, 2003. Securities gains also fell 96% during the period from $442,000 during the year ended December 31, 2003 to $18,000 during the same period of 2004. The mortgage revenue and securities gains decline between the two periods was partially offset by two significant non-recurring transactions occurring in the third quarter of 2004 which were discussed previously.

Fees associated with deposit accounts remained fairly flat year over year with recorded balances of $2.9 million in both 2004 and 2003. The sale of the three mature branches impacted service charges in the latter part of 2004 as the sold branches had higher fee income than the newly opened branches. Total service charges and fees as a percent of the average total deposit base increased from ..44% in 2003 to .45% in 2004.

Other Operating Expense. Other operating expense represents the costs of operating the Company. Management regularly monitors all categories of other operating expense in an attempt to improve productivity and operating performance. Other operating expense decreased 5% to $23.8 million in 2004 from $25.2 million in 2003. At December 31, 2003 there were 21 branches and the average number of full time equivalent employees during the year was 220. At December 31, 2004 there were 20 branches and the average number of full time equivalent employees during the year was 216.

Salary and employee benefits expense for the years ended December 31, 2004 and 2003 were $12.1 million and $13.9 million, respectively. Commission expense decreased from $2.2 million in 2003 to $728,000 in 2004. These commissions are driven largely by mortgage fee income which decreased 74%. In addition, during 2003 the Company incurred $1.2 million in severance expenses related to certain executive and senior officers who separated from the Company compared to severance expenses during 2004 of only $61,000.

Occupancy expense increased from $2.2 million in 2003 to $2.4 million in 2004. The increase was primarily a result of lease expenses associated with new locations and additional space needed for expansion of existing departments. Furniture and equipment expense increased from $1.5 million in 2003 to $1.7 million in 2004 due to the increase in assets associated with the new locations and general expansion. Telecommunications expense increased from

$337,000 to $542,000 as we added bandwidth for more rapid data communication. The increased bandwidth was required to implement upgrades in the data processing software from its main data processing supplier. Public relations and advertising costs increased 21% or $148,000 from $721,000 to $869,000 due to the branch openings and deposit campaign in 2004.

Other expenses decreased from $4.0 million in 2003 to $3.9 million in 2004. The primary cause for the decrease was a $310,000 write down in real estate owned made in September of 2003. There were no such significant real estate write downs in 2004. However, this decrease was partially offset by increases in other areas including increased travel and entertainment expenses from $291,000 to $416,000 and an increase in franchise taxes from $159,000 to $219,000. All such increases were a direct result of changes in the business plan of the Company, the changing of the footprint of the organization, or expansion of existing departments.

Provision for Income Taxes. The Company recorded an income tax expense of $2.9 million in 2004 compared to $38,000 for 2003. The increase in income tax expense is primarily the result of a significant increase in pretax net income year over year. Pretax net income for 2004 was $8.2 million compared to $1.0 million for 2003. Pretax net income for 2003 includes the effect of several large loan charge-offs, increases to the loan loss provision and severance expenses as discussed above. The overall effective rate adjusted upwards from 3.7% in 2003 to 35.0% in 2004. The rate for 2003 reflects the impact of permanent differences such as nontaxable municipal bond interest and insurance income on a smaller net income base. See Notes to Consolidated Financial Statements - Note 12 - Income Taxes.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Interest Income. Net interest income increased from $20.3 million in 2002 to $24.1 million in 2003, an increase of $3.8 million or 19%. The increase during the period is primarily due to increases in the average volume of interest-bearing assets and liabilities as the Bank experienced internal growth. The increase was negatively affected by a decline in market rates during 2003. Rates dropped by 25 bps in July 2003. In 2002, the Federal Reserve held interest rates steady for a majority of the year, but made one move in November that resulted in an additional 50 bp drop in the prime rate to 4.25%. In addition, during 2001, the prime rate dropped from 9.00% in January to 4.75% in December with a decline in rates of at least 25 bps in every month of 2001 except July as the Federal Reserve made 11 separate moves to reduce interest rates in efforts to stimulate the economy. The Company felt the effects of these changes over an extended period of time due to the long term repricing or maturity dates of some of its assets and liabilities. Since the Bank's loan portfolio adjusts with prime at a faster rate than the deposit portfolio, the declining rate environments had a negative effect on net interest spread and net interest margin. Average earning assets in 2003 were $807.8 million, up 32% when compared to $612.2 million for 2002. The net interest margin was 3.06% in 2003, a 32 bp decline from the 2002 net interest margin of 3.38%. Net interest spread was 2.85% and 3.09% for 2003 and 2002, respectively.

Interest income increased 12% in 2003 to $40.4 million from $36.2 million in 2002. This increase was primarily due to the growth in the Bank's loan portfolio. The average yield on interest-earning assets for 2003 was 5.01%, a decline of 91 bps from the 2002 yield of 5.92%. The decrease in average yield during 2003 was primarily attributable to the overall decline in market rates as explained above. The average loan portfolio as a percentage of earning assets was 78% in 2003, up 1% from 2002. The average balances of loans, which had yields of 5.43% and 6.30% for 2003 and 2002, respectively, increased from $470.1 million in 2002 to $632.1 million in 2003. The average balances of federal funds and other short-term investments decreased from $22.3 million in 2002 to $16.7 million in 2003, and the average yield in this category dropped 52 bps from 1.66% to 1.14% over the same time period. Investment yield decreased from 5.23% in 2002 to 3.71% in 2003. This decrease reflects the results of the decline in market interest rates over the last three years as MBS pay-downs increased significantly when the borrowers making up the underlying securities moved to refinance their mortgages. Increases in MBS payment speeds accelerated the amortization of premiums associated with the purchases and dropped the investment yield.

Interest expense increased 3% in 2003 to $16.3 million from the $15.9 million recorded during 2002. This increase was primarily due to a significant increase in average interest-bearing deposits, which went from $463.3 million in 2002 to $600.9 million in 2003. In addition, average borrowed funds increased year over year from $72.7 million in 2002 to $110.3 million in 2003. Also, during 2003 the Company incurred junior subordinated debt associated with two trust preferred securities offerings. See Notes to Consolidated Financial Statements - Note 11 - Subordinated Debentures. The income effects of increases in volume were significantly offset by declines in rates during the period.

The average rates on interest-bearing deposits decreased from 2.71% in 2002 to 2.01% in 2003. The decrease in average rates during 2003 is reflective of the overall decrease in market rates offered during 2003 as compared to the previous year. As previously mentioned, the Bank's loan portfolio adjusts with prime at a faster rate than its deposit portfolio as a result of the Federal Reserve's actions to decrease interest rates. Much of the effect of the rapid rate declines of 2001 did not take place on the deposit portfolio until 2002 and 2003. In particular, the average rate on time deposits, which represented 54% of all interest bearing liabilities during 2003, dropped 73 bps in 2003 from 3.25% in 2002 to 2.52% in 2003.

Provision for Loan Losses. In 2003 and 2002, amounts expensed as loan loss provisions were $8.2 million and $4.2 million, respectively. The allowance for loan losses was $11.6 million and $9.4 million on December 31, 2003 and 2002, respectively, and represented approximately 1.86% and 1.56% of total loans outstanding on those dates.

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

Also as a result of the loan review, the Company effected certain changes to try to protect against such credit losses going forward, including procedural changes in the loan approval and credit review processes, changes in individual lending limits and centralization of the Company's lending functions into one facility. The Company also added a lender support area where all consumer loans are centrally underwritten and approved.

Other Operating Income. Other operating income was $10.3 million and $8.0 million for years ended December 31, 2003 and 2002, respectively, an increase of 29%. The increase in other operating income for 2003 was primarily attributable to increases in fees associated with deposit accounts and a large increase in fees associated with the Company's mortgage loan origination activities. The large increase in fees associated with the mortgage loan origination activities was a direct result of attractive mortgage rates during 2003 and 2002 due to the lower interest rate environment. Mortgage loan origination fees increased from $3.3 million during 2002 to $4.9 million for 2003. Fees associated with deposit accounts increased primarily as a result of the increased volume of average deposit accounts. However, the total average deposit base increased from $498.4 million in 2002 to $651.3 million in 2003. Service charges and fees increased from $2.4 million in 2002 to $2.9 million in 2003. Total service charges and fees as a percent of the average total deposit base dropped from .47% in 2002 to ..43% in 2003. Finally, the Company realized gains of $442,000 on the sale of investment securities during 2003 versus a realized gain of $981,000 in 2002.

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

Salary and employee benefits expense for the years ended December 31, 2003 and 2002 were $13.9 million and $9.8 million, respectively. Increases were the result of additional personnel hired as new branches and departments were added or obtained through acquisition as discussed above. In addition, during 2003 the Company incurred $1.2 million in severance expenses related to certain executive and senior officers who separated from the Company. Commission expense increased from $1.6 million in 2002 to $2.2 million in 2003. Because these commissions are driven by the underlying mortgage fee income, the increase, $600,000, or 38%, closely related to the increase in mortgage origination fees.

Occupancy expense increased from $1.6 million in 2002 to $2.2 million in 2003. The increase was primarily a result of lease expenses associated with new locations and additional space needed for expansion of existing departments. Furniture and equipment expense increased from $1.1 million in 2002 to $1.5 million in 2003 due to the increase in these assets needed for the new locations and general expansion. Other operating expenses increased from $3.0 million in 2002 to $5.0 million in 2003. The increases in other operating expenses from 2002 to 2003 included a 76% increase in telephone expenses from $191,000 to $337,000, a 37% increase in postage from $256,000 to $351,000, and a 25%
increase in public relations and advertising costs from $578,000 to $721,000. In addition, courier costs, or those costs associated with getting customer transactions to the Bank's outside processing center, increased due to the additional branches being serviced by such couriers. All such increases were a direct result of a full year of expense on the new branches or expansion of existing departments. In the third quarter of 2003, the Bank also incurred write downs of the carrying value of certain real estate held for sale of $310,000.

Provision for Income Taxes. Throughout 2002, the Company recorded income tax expenses of $2.4 million. The Company recorded an income tax expense of $38,000 in 2003. The decrease in income tax expense was primarily the result of the loss recorded in the third quarter of 2003 and an overall drop in net taxable income. The third quarter loss reflects the significant charge-offs, the increase in the allowance for loan losses and the related loan loss provision recorded during that period. The overall effective rate dropped from 35.5% in 2002 to 3.7% in 2003. That rate reflects the impact of permanent differences such as nontaxable municipal bond interest on a smaller net income base. Total permanent differences in 2003 were $1.0 million in 2003 compared to $536,000 in 2002. The largest single component of this increase was an increase in municipal bond interest, which increased from $532,000 in 2002 to $997,000 in 2003. See Notes to Consolidated Financial Statements - Note 12 - Income Taxes for additional information on our tax expense.

Financial Condition. The Company's financial condition is measured in terms of its asset and liability composition, asset quality, capital resources, and liquidity. The growth and composition of assets and liabilities during 2004 and 2003 reflect the repositioning of the Company's markets and product lines as several branches were sold or closed, three new branches were opened, a large mortgage portfolio was sold and the Company experienced internal growth as a result of its internal business development activities.

Total assets were $882.3 million and $857.7 million at December 31, 2004 and 2003, respectively. The increase in total assets of $24.6 million in 2004, or 3%, reflects strong internal growth considering the fact that, while the Company completed no acquisitions during 2004, it did sell off approximately $40 million in deposits and $32 million in loans in two non-routine transactions discussed previously. The largest component of asset growth was the increase in loans.

Total liabilities increased from $784.7 million in 2003 to $804.6 million in 2004. The main cause for the increase between the periods is an increase in time deposits of $25.1 million as the Company has used this source as its primary means to fund loan growth.

Stockholders' equity increased from $72.9 million in 2003 to $77.7 million in 2004. The increase, $4.8 million or 7%, primarily reflects an increase of $3.9 million in retained earnings, comprised of $5.3 million of net income less dividends of $1.4 million. Common stock increased $960,000, largely the result of issuances of stock pursuant to stock options exercises.

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including non-interest-bearing and interest-bearing cash and federal funds sold, decreased from $25.6 million in 2003 to $23.0 million in 2004. The decrease is primarily the result of growth in loans and the outlay of cash needed to fund those loans exceeding growth in deposits and borrowings.

Loan Portfolio. Total loans were $654.9 million and $625.9 million as of December 31, 2004 and 2003, respectively. Loan growth, excluding the branch sale and mortgage portfolio sold previously discussed, was $65 million or 11.1% annualized. The increase was the result of internal growth as the Company completed no acquisitions in 2004 and reflects improvement in our operations during 2004. Accordingly, the Company's business development activities were key factors in the growth of the loan portfolio during 2004. At December 31, 2004, commercial loans, mortgage loans, consumer loans, and equity lines were $532.1 million, $26.0 million, $34.9 million, and $61.9 million, respectively. At December 31, 2003, commercial loans, mortgage loans, consumer loans, and equity lines were $474.3 million, $50.2 million, $42.9 million, and $58.4 million, respectively. See Notes to Consolidated Financial Statements - Note 6 - Loans and Allowances for Loan Losses. The commercial loan portfolio is comprised mainly of loans to small and mid-sized businesses with revenues up to $25 million. There were no significant concentrations of credit to any one industry, class, or category. The following table reflects the maturities of the commercial loan portfolio and the mix of the commercial loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes.

                 (Dollars in thousands)
                 Commercial loans:
                       Due within one year             $165,401
                       Due one through five years       316,312
                       Due after five years              50,378
                                                       --------
                                                       $532,091
                                                       ========

                 Commercial loans due after 1 year:
                       Fixed rate                      $159,241
                       Variable rate                    207,449
                                                       --------
                                                       $366,690
                                                       ========

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

Management charged off loans totaling $1.6 million, $6.0 million, and $3.7 million net of recoveries, as uncollectible during 2004, 2003 and 2002, respectively. The large increase in the 2003 amount was the result of five large commercial loan relationships that totaled $4.3 million, or 72% of the total amount charged off, as well as continued softening in the economy and isolated instances of specific business problems. At December 31, 2004 and 2003, the allowance for loan losses as a percentage of total loans was 1.64% and 1.86%, respectively. Management believes the allowance for loan losses of $10.7 million at 2004 provides adequate coverage of the probable losses in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company's securities portfolio consists primarily of debt securities issued by U.S. government agencies and securities issued by Fannie Mae and Freddie Mac which have been segregated into one of two categories: available for sale or held to maturity. The "available for sale" classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth while the "held to maturity" classification protects the balance sheet against market value fluctuations in a rising rate environment. The Company has the intent and the ability to hold "held to maturity" securities until their maturity or prepayment. Securities available for sale are carried at their fair value and the mark-to-market adjustment was $497,000 in net unrealized gains at December 31, 2004. After considering applicable tax benefits, the mark-to-market adjustment increased total stockholders' equity by $305,000. Future fluctuations in stockholders' equity may occur due to changes in the fair values of available for sale securities.

Growth of the investment securities portfolio in 2005 will depend on loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve. Due to an expected rising interest rate environment, the Company may curtail or refrain from the reinvestment of cash flows from its investment portfolio, instead using proceeds to pay off wholesale funding liabilities and deleveraging the balance sheet thereby improving capital ratios but lowering net interest income. The Company may also increase the investment portfolio depending on core deposit growth.

On December 31, 2004 and 2003, the recorded value of investments totaled $154.3 million and $160.2 million, respectively. At December 31, 2004, $140.9 million of these securities were classified as "available for sale" and recorded at market value and $13.3 million were classified as "held to maturity" and recorded at amortized cost. At December 31, 2003, all investments were classified as "available for sale".

The Company has reviewed the investment portfolio and has not recorded any "other than temporary" impairment. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the debt securities in the portfolio as of December 31, 2004 and 2003.

                                                                   As of December 31,
                               -----------------------------------------------------------------------------------------------------
                                               Available for Sale                                 Held to Maturity
                               -------------------------------------------------   ------------------------------------------------
(Dollars in thousands)                    2004                     2003                      2004                     2003
                               -----------------------  ------------------------   ------------------------  ----------------------
                                Amortized       Fair     Amortized        Fair     Amortized         Fair     Amortized     Fair
                                   Cost         Value       Cost         Value       Cost           Value        Cost       Value
                               -----------------------  ------------------------   ------------------------  ----------------------
US Agency securities            $  35,511    $  35,172   $  35,747     $  35,338   $  5,000       $  4,990    $     --      $    --
Municipal bonds                    24,087       24,830      24,678        25,383        300            300          --           --
Mortgage-backed securities         80,851       80,944      99,177        99,495      8,036          7,983          --           --
                               -----------------------  ------------------------   ------------------------  ----------------------
                                $ 140,449    $ 140,946   $ 159,602     $ 160,216   $ 13,336       $ 13,273    $     --      $    --
                               =======================  ========================   ========================  ======================

The following table reflects the debt securities by contractual maturities as of December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)                                            Available for Sale                  Held to Maturity
                                                            -------------------------------    ------------------------------
                                                                                   Weighed                           Weighed
                                                             Carrying              Average     Carrying              Average
                                                              Value                 Yield        Value                Yield
                                                            -----------------------------------------------------------------
US Agency securities:
       After 1 but within 5 years                           $   24,465               3.89%     $   5,000               4.07%
       After 5 years                                            10,707               4.69%            --                 --
                                                            -------------------------------    ------------------------------
           Total US Agency securities                           35,172               4.14%         5,000               4.07%
                                                            -------------------------------    ------------------------------
Municipal bonds (1)
       After 5 years                                            24,830               6.19%           300               4.50%
                                                            -------------------------------    ------------------------------
           Total Municipal bonds                                24,830               6.19%           300               4.50%
                                                            -------------------------------    ------------------------------
Mortgage-backed securities
       After 1 but within 5 years                                3,777               4.08%            --                 --
       After 5 years                                            77,167               4.55%         8,036               4.67%
                                                            -------------------------------    ------------------------------
           Total Mortgage-backed securities                     80,944               4.53%         8,036               4.67%
                                                            -------------------------------    ------------------------------
                                                            $  140,946               4.72%     $  13,336               4.44%
                                                            ===============================    ==============================

(1)   Municipal bonds shown at tax equivalent yield.

Money Market Investments and Federal Funds. At December 31, 2004 and 2003, the Company had $975,000 and $3.8 million, respectively, in short-term money market investments and federal funds. These figures include interest-bearing cash accounts. The decrease between the periods was the result of a need to use interest earning cash and Fed Funds to fund a growth in loans during a period when deposits were declining.

Deposits. Total deposits increased from $629.6 million at December 31, 2003 to $655.0 million at December 31, 2004. Of these amounts, $58.3 million and $65.7 million were in the form of non-interest-bearing demand deposits at December 31, 2003 and 2004, respectively, and $571.3 million and $589.3 million were in the form of interest-bearing deposits at December 31, 2003 and 2004, respectively. Balances in certificates of deposit of $100,000 and over were

$103.1 million and $135.3 million at December 31, 2003 and 2004, respectively. The largest area of growth was in brokered deposits, which grew from $3.7 million at December 31, 2003 to $20.3 million at December 31, 2004 as the Company used this form of wholesale funding to fund loan growth during the year and to replace funding provided by the three sold branches.

The following table reflects the maturities of certificates of deposit of $100,000 and over as of December 31, 2004:

   Maturity                                              Average
   (Dollars in thousands)                     Amount       Rate
                                           ----------------------
   Three months or less                    $   26,483      2.05%
   Over three months to six months             65,622      2.28%
   Over six months to twelve months            39,193      3.22%
   Over twelve months                           3,996      3.66%
                                           ----------------------
                                           $  135,294      2.55%
                                           ======================

Debt. At December 31, 2004 and 2003, the Company's outstanding advances with the Federal Home Loan Bank ("FHLB") were $102.3 million and $114.6 million, respectively. During the year ended December 31, 2004, the maximum outstanding advances were $118.4 million. The Company had average outstanding FHLB advances of $104.0 million and $110.3 million with effective costs of borrowing of 3.31% and 3.55% at December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $67.3 million are fixed rate advances and $35.0 million are variable rate advances including $25.0 million of long-term advances for which the fixed interest rate has been converted to a variable rate through interest rate swaps discussed below.

Capital Resources. Total shareholders' equity for 2004 and 2003, excluding unrealized gains net of taxes on available for sale securities of $305,000 in 2004 and $377,000 in 2003, was $77.4 million and $72.5 million, respectively. The increase is primarily the result of the change in retained earnings, comprised of $5.3 million of net income less dividends of $1.4 million. Common stock increased $960,000, largely the result of issuances of stock pursuant to stock options exercises.

The Company paid cash dividends of $0.20 per share during 2003 and $0.21 per share during 2004. At December 31, 2004, the Company had a leverage ratio of 9.61%, a Tier 1 capital ratio of 11.08%, and a risk based capital ratio of 12.33%. These ratios exceed the federal regulatory minimum requirements for a "well capitalized" bank and increased from year-end 2003 levels. See Notes to Consolidated Financial Statements - Note 14 - Regulatory Matters and Restrictions for additional information on regulatory capital requirements.

The Board of Directors has also authorized the repurchase of up to 150,000 shares of the Company's common stock through public or private transactions. The Company did not repurchase any shares in 2004. Management plans to utilize share repurchases to manage the capital levels of the Company. Subsequent to year end, we repurchased 20,000 shares at an average cost of $18.80 per share.

Asset/Liability Management. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity, and capital adequacy. Measurement and monitoring of liquidity, interest rate risk, and capital adequacy are performed centrally through the Asset/Liability Management Committee, and reported under guidelines established by management, the Board of Directors and regulators. Oversight on asset/liability management matters is provided by the Board of Directors through its Asset/Liability Management Committee. See Item 7a. - Quantitative and Qualitative Disclosures About Market Risk - for information about interest rate risk.

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. At December 31, 2004, the Company met all of its liquidity requirements.

The Company had $23.0 million in its most liquid assets, cash and cash equivalents at December 31, 2004. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $597.4 million or 67.7% of total assets at December 31, 2004. At December 31, 2003, core deposits and equity capital totaled $599.4 million or 69.9% of total assets.

The Company's liquidity can best be demonstrated by an analysis of its cash flows. In 2004, the Company used a net increase in deposits of $25.3 million to fund $28.9 million in net new internal loan growth. Excluding the effect of $39.6 million in deposits sold and $12.8 million in loans sold as a result of the sale of three branches in the third quarter and $18.7 million in loans sold related to a specific loan portfolio, net deposit growth was $64.9 million and net loans funded was $60.4 million. In addition, the Company had other financing activities including net repayment of borrowings from the FHLB of $12.3 million. Operating activities also provided $10.9 million of liquidity for the year ended December 31, 2004, compared to $16.8 million and $911,000 in 2003 and 2002, respectively. The principal elements of operating activities are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of and cash flows from investment securities. During 2003 and 2002, due to the declining interest rate environment, the cash flow from mortgage-backed securities accelerated as borrowers holding the underlying mortgages refinanced and certain securities with call features were called. The cash received from these events, combined with maturities, amounted to $103.6 million and $76.6 million in 2003 and 2002, respectively. As rates began to rise, the refinance market slowed down and with it, the cash flow from the mortgage-backed securities declined. Repayments on these obligations in 2004 were $62.0 million. As of December 31, 2004, the Company had negligible investment securities that would mature in the next 12 months, although certain MBS securities will have principal reductions and agency securities may be called by the issuer. During 2004, the Company purchased $56.8 million of investment securities to replace the securities sold, called or matured during the same period and to meet liquidity needs.

Additional sources of liquidity are available to the Bank through the Federal Reserve System and through membership in the FHLB system. As of December 31, 2004, the Bank had a maximum borrowing capacity of $176.5 million through the FHLB of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of FHLB stock owned by the borrowing bank. At December 31, 2004, the Bank owned $6.3 million worth of FHLB stock or 6.2% percent of its outstanding advances of $102.3 million. Borrowings are collateralized by a blanket lien by the FHLB on the Bank's qualifying assets.

The Company also has sources of liquidity from other sources such as federal funds lines, repurchased agreement lines and brokered CDs. These liquidity sources require collateral in the case of repurchase agreements but are generally unsecured or easily utilized by the Company.

The following table reflects expected maturities of contractual obligations and expected expirations of ongoing commitments that affect the Company's liquidity.

                                                           Payments Due By Period
                                    ----------------------------------------------------------------------------
                                     Less Than        1 - 3           3 - 5         More Than
(In thousands)                        1 Year          Years           Years          5 Years            Total
                                    ----------------------------------------------------------------------------
Contractual Obligations
FHLB Advances                        $ 10,000         $ 5,000        $ 11,861        $  75,459        $ 102,320
Subordinated Debentures                     -              --              --           20,620           20,620
Operating Leases                        1,164           2,036           2,813            5,899           11,912
                                    ----------------------------------------------------------------------------
                                     $ 11,164         $ 7,036        $ 14,674        $ 101,978        $ 134,852
                                    ============================================================================


                                                    Amount of Commitment Expiration by Period
                                    ----------------------------------------------------------------------------
                                    Less Than         1 - 3           3 - 5         More Than           Total
                                      1 Year          Years           Years          5 Years          Committed
                                    ----------------------------------------------------------------------------
Commercial Commitments
Commercial Letters of Credit         $  1,359        $     --         $    --          $    --         $  1,359
Other Commercial Loan Commitments      37,283          15,032           4,655            1,295           58,265
                                    ----------------------------------------------------------------------------
                                     $ 38,642        $ 15,032         $ 4,655          $ 1,295         $ 59,624
                                    ============================================================================

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

Risk Factors

In addition to the other information provided in this Annual Report of Form 10-K, you should consider the following material risk factors carefully before deciding to invest in the Company's securities. Additional risks and uncertainties not presently known to the Company, that the Company currently deems not material or that are similar to those faced by other companies in the Company's industry or business in general, such as competitive conditions, may also impact the Company's business operations. If any of the events described below occur, our business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company's common stock may decline, in which case the value of your investment may decline as well.

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

      We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and nonbank financial services providers, many of which have substantially greater resources including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

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

      In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening which could decrease our reported earnings.

      Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Risks and Expenses

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of our internal control over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation committees, our chief executive officer, our chief financial officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

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

In 2003, the Bank began using financial instruments, commonly known as derivatives, to manage various financial risks. The derivatives used presently by the Bank consist of interest rate swaps and swaptions. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives to hedge its interest-bearing liabilities. These hedges resulted in a net increase in net interest income of $490,000 in 2004 and $238,000 in 2003. The Company anticipates the benefit to net interest income of the swaps and swaptions will decrease in 2005 as short-term interest rates continue to increase.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2004, the Bank had derivative financial instruments outstanding with notional amounts totaling $25.0 million. See Notes to Consolidated Financial Statements - Note 10 - Derivative Financial Instruments for additional information.

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

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company's performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company's performance in a base strategy that reflects the Company's 2004 and 2005 operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2004 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

The Company's interest rate sensitivity is illustrated in the following table. The Company continues to be "asset sensitive" at December 31, 2004 as its assets reprice faster than its liabilities. The table reflects rate-sensitive positions at December 31, 2004, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.


                                             Interest Rate Sensitivity

                                                      Within       One to        Two to         After
                                                     One Year     Two Years     Five Years    Five Years      Total
 (Dollars in thousands)
 Assets
   Securities and other interest-earning
   assets (1)                                        $  50,409    $  32,501     $  58,211     $  19,459     $ 160,580
   Federal funds sold                                      975           --            --            --           975
   Loans and leases (2)                                492,296       34,832       111,257         5,761       644,146
                                                     ----------------------------------------------------------------
Total interest-earning assets                          543,680       67,333       169,468        25,220       805,701
   Noninterest-earning assets                               --           --            --        76,593        76,593
                                                     ----------------------------------------------------------------
                                                     $ 543,680    $  67,333     $ 169,468     $ 101,813     $ 882,294
                                                     ================================================================

Liabilities
   Non Maturity Interest-Bearing Deposits (3)        $  65,921    $  71,720     $  55,794     $      --     $ 193,435
   Other Time Deposits                                 259,763       60,284        75,807            14       395,868
   Borrowings                                           42,122       15,387        26,107        35,459       119,075
   Subordinated Debt                                        --           --            --        20,620        20,620
                                                     ----------------------------------------------------------------
Total interest-bearing liabilities                     367,806      147,391       157,708        56,093       728,998
   Non Maturity Non-Interest-Bearing Deposits (3)        8,208        8,209        24,627        24,629        65,673
   Other Noninterest-bearing liabilities                    --           --            --         9,885         9,885
   Equity                                                   --           --            --        77,738        77,738
                                                     ----------------------------------------------------------------
                                                       376,014      155,600       182,335       168,345       882,294
                                                     ================================================================

Interest-rate sensitivity gap                        $ 167,666    $ (88,267)    $ (12,867)    $ (66,532)    $      --
                                                     ================================================================

Cumulative interest-rate sensitivity gap             $ 167,666    $  79,399     $  66,532     $      --
                                                     ==================================================

(1)   Securities based on amortized cost

(2) Loans and leases include loans held for sale and are net of unearned income

(3) Projected runoff of deposits that do not have a contractual maturity date was computed based on decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305

For the upcoming twelve month period in the Flat rate scenario, the Company is projected to earn $30.0 million in net interest income. In the Rising rate scenario, which contemplates a 200 bp increase in interest rates over a twelve month period, the Company is expected to see its annualized net interest income improve by $2.2 million, or 7.23%. Conversely, the Company will see a decline in net interest income of $980,000, or 3.27%, if rates decline 200 bps, as is contemplated in the Declining rate scenario.

The table does not reflect the impact of the hedging strategies mentioned above. These interest rate hedges, accounted for as Fair Value Hedges, were designed to convert $25.0 million of long-term advances from fixed rates to a variable rate which is reset quarterly based on LIBOR. The swaps are collateralized by certain investment securities and mature as follows:

                                                         Effective
                     Year                  Amount      Variable Rate
                ------------------------------------------------------
                     2009              $ 10,000,000    LIBOR + 1.87
                     2011                15,000,000    LIBOR + 2.02

Item 8. Financial Statements and Supplementary Data.

Capital Bank Corporation
Consolidated Balance Sheets
December 31, 2004 and 2003

                        (In thousands, except share data)

                                                                                    2004          2003
                                                                                 -----------------------
                                            Assets
Cash and due from banks:
    Interest-earning                                                             $     971     $     569
    Noninterest earning                                                             22,036        21,839
Federal funds sold and short term investments                                            4         3,202
Investment securities - available for sale, at fair value (Note 4)                 140,946       160,216
Investment securities - held to maturity, at amortized cost (Note 4)                13,336            --
Federal Home Loan Bank stock (Note 5)                                                6,298         5,697

Loans-net of unearned income and deferred fees (Note 6)                            654,867       625,945
    Less allowance for loan losses                                                 (10,721)      (11,613)
                                                                                 ---------     ---------
    Net loans                                                                      644,146       614,332
                                                                                 ---------     ---------

Premises and equipment, net (Note 7)                                                15,608        14,190
Bank owned life insurance                                                           13,500         9,429
Deposit premium and goodwill, net (Note 3)                                          13,065        14,530
Deferred income tax (Note 12)                                                        5,985         6,492
Accrued interest receivable and other assets                                         6,399         7,238
                                                                                 ---------     ---------
               Total assets                                                      $ 882,294     $ 857,734
                                                                                 =========     =========

                              Liabilities and Shareholders' Equity
Deposits (Note 8):
    Demand, non-interest bearing                                                 $  65,673     $  58,350
    Savings and interest bearing checking                                           93,116        84,701
    Money market deposit accounts                                                  100,319       115,751
    Time deposits less than $100,000                                               260,574       267,673
    Time deposits $100,000 and greater                                             135,294       103,144
                                                                                 ---------     ---------
       Total deposits                                                              654,976       629,619
                                                                                 ---------     ---------
Repurchase agreements and fed funds purchased (Note 9)                              16,755        11,014
Federal Home Loan Bank advances (Note 9)                                           102,320       114,591
Subordinated debentures (Note 11)                                                   20,620        20,620
Accrued interest payable and other liabilities                                       9,885         8,967
                                                                                 ---------     ---------
               Total liabilities                                                   804,556       784,811
                                                                                 ---------     ---------
Commitments and contingencies (Notes 13, 14, 16 and 17)
Shareholders' equity:
    Common stock, no par value; 20,000,000 shares authorized, 6,612,787
       and 6,541,495 issued and outstanding as of 2004 and 2003, respectively       68,341        67,381
    Accumulated other comprehensive income                                             305           377
    Retained earnings                                                                9,092         5,165
                                                                                 ---------     ---------
               Total shareholders' equity                                           77,738        72,923
                                                                                 ---------     ---------
               Total liabilities and shareholders' equity                        $ 882,294     $ 857,734
                                                                                 =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003, and 2002

                      (In thousands except per share data)

                                                                        2004         2003        2002
                                                                      --------     --------    --------
Interest income:
    Loans and fees on loans                                           $ 35,704     $ 34,352    $ 29,601
    Investment securities                                                6,531        5,898       6,273
    Federal funds and other interest income                                156          190         370
                                                                      --------     --------    --------
               Total interest income                                    42,391       40,440      36,244
                                                                      --------     --------    --------
Interest expense:
    Deposits                                                            11,782       12,070      12,567
    Borrowings and repurchase agreements                                 4,475        4,248       3,328
                                                                      --------     --------    --------
               Total interest expense                                   16,257       16,318      15,895
                                                                      --------     --------    --------
               Net interest income                                      26,134       24,122      20,349
    Provision for loan losses                                            1,038        8,247       4,190
                                                                      --------     --------    --------
               Net interest income after provision for loan losses      25,096       15,875      16,159
                                                                      --------     --------    --------
Other operating income:
    Service charges and fees                                             2,948        2,858       2,350
    Net gain on sale of securities                                          18          442         981
    Mortgage origination fees                                            1,288        4,864       3,294
    Gain on sale of branches                                             1,164           --          --
    Loss on sale of mortgage loan portfolio                               (320)          --          --
    Other fees and income                                                1,807        2,158       1,362
                                                                      --------     --------    --------
               Total other operating income                              6,905       10,322       7,987
                                                                      --------     --------    --------
Other operating expenses:
    Personnel                                                           12,125       13,895       9,821
    Occupancy                                                            2,366        2,226       1,557
    Data processing                                                      1,130        1,164         917
    Furniture and equipment                                              1,683        1,469       1,141
    Amortization of intangibles                                            247          310         180
    Advertising                                                            869          721         578
    Professional fees                                                      989        1,017         304
    Telecommunications                                                     542          337         191
    Other                                                                3,873        4,026       2,776
                                                                      --------     --------    --------
               Total other operating expenses                           23,824       25,165      17,465
                                                                      --------     --------    --------
               Net income before income tax expense                      8,177        1,032       6,681
Income tax expense                                                       2,866           38       2,374
                                                                      --------     --------    --------
               Net income                                             $  5,311     $    994    $  4,307
                                                                      ========     ========    ========

Net income per share - basic                                          $    .79     $    .15    $    .79
                                                                      ========     ========    ========

Net income per share - diluted                                        $    .77     $    .15    $    .76
                                                                      ========     ========    ========

Dividends per share                                                   $    .21     $    .20    $    .20
                                                                      ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2004, 2003, and 2002

                 (In thousands, except share and per share data)


                                                                                        Accumulated
                                                                                           Other
                                                          Number           Common      Comprehensive     Retained
                                                        of Shares          Stock        Income (Loss)    Earnings         Total
                                                       ------------     ------------   --------------  ------------     --------
Balance at January 1, 2002                               3,597,339       $   34,109       $    568       $  2,306       $ 36,983

Repurchase of outstanding common stock                    (365,334)          (4,945)            --             --         (4,945)
Issuance of common stock for compensation                    5,622               57             --             --             57
Issuance of common stock for options excercised            147,645              990             --             --            990
Issuance of common stock for acquisition of
      subsidiaries                                       3,210,512           38,486             --             --         38,486
Net income                                                      --               --             --          4,307          4,307
Unrealized gain on securities, net of deferred tax
      expense of $456                                           --               --            725             --            725
                                                                                                                        --------
      Comprehensive income                                                                                                 5,032
Cash dividends ($0.20 per share)                                --               --             --         (1,132)        (1,132)
                                                        ----------       ----------       --------       --------       --------
Balance at December 31, 2002                             6,595,784           68,697          1,293          5,481         75,471

Repurchase of outstanding common stock                    (182,500)          (2,701)            --             --         (2,701)
Issuance of common stock for compensation                    2,357               24             --             --             24
Issuance of common stock for options excercised            125,854            1,171             --             --          1,171
Noncash compensation                                            --              190             --             --            190
Net income                                                      --               --             --            994            994
Unrealized loss on securities, net of deferred tax
      benefit of $577                                           --               --           (916)            --           (916)
                                                                                                                        --------
      Comprehensive income                                                                                                    78
Cash dividends ($0.20 per share)                                --               --             --         (1,310)        (1,310)
                                                        ----------       ----------       --------       --------       --------
Balance at December 31, 2003                             6,541,495           67,381            377          5,165         72,923

Issuance of common stock for compensation                    2,028               22             --             --             22
Issuance of common stock for options excercised             69,264              938             --             --            938
Net income                                                      --               --             --          5,311          5,311
Unrealized loss on securities, net of deferred tax
      benefit of $45                                            --               --            (72)            --            (72)
                                                                                                                        --------
      Comprehensive income                                                                                                 5,239
Cash dividends ($0.21 per share)                                --               --             --         (1,384)        (1,384)
                                                        ----------       ----------       --------       --------       --------

Balance at December 31, 2004                             6,612,787       $   68,341       $    305       $  9,092       $ 77,738
                                                        ==========       ==========       ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003, and 2002

                                 (In thousands)

                                                                           2004            2003            2002
                                                                         ----------------------------------------
Net income                                                               $  5,311       $     994       $   4,307
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization of intangibles                                               247             310             180
    Writedown of intangible assets                                             --              10              --
    Depreciation                                                            1,480           1,459           1,228
    Gain(loss) on disposal of equipment                                        70            (160)             --
    Amortization of premiums/discounts on securities, net                     637           1,971             922
    Gain on sale of investments                                               (18)           (442)           (981)
    Funding of held for sale loans                                        (69,893)       (259,041)       (191,608)
    Proceeds from sale of held for sale loans                              71,334         264,447         181,366
    Provision for loan losses                                               1,038           8,247           4,190
    Deferred tax (benefit) expense                                            523            (564)            130
    Issuance of stock for compensation                                         22              24              57
    Other noncash compensation                                                 --             190              --
    Gain on sale of branches                                               (1,164)             --              --
    Loss on sale of mortgage portfolio                                        320              --              --
    Changes in assets and liabilities:
       Accrued interest receivable and other assets                         1,130             222             710
       Accrued interest payable and other liabilities                        (110)           (885)            410
                                                                         --------       ---------       ---------
               Net cash provided by operating activities                   10,927          16,782             911
                                                                         --------       ---------       ---------
Cash flows from investing activities:
    Net increase in loans                                                 (64,755)        (37,620)        (23,946)
    Additions to premises and equipment                                    (3,871)         (2,712)         (1,145)
    Proceeds from sale of equipment                                           645             622               1
    Net (purchase) sale of Federal Home Loan Bank stock                      (600)           (681)             91
    Purchase of securities available for sale                             (17,014)        (43,462)        (33,851)
    Purchase of securities held to maturity                               (15,477)             --              --
    Purchase of mortgage-backed securities available for sale             (24,317)        (73,051)        (71,883)
    Purchase of bank owned life insurance                                  (3,500)         (6,000)             --
    Proceeds from calls/maturities of securities available for sale        33,945          87,704          35,124
    Proceeds from sales of securities available for sale                   25,920          15,859          41,434
    Proceeds from calls/maturities of securities held to maturity           2,140              --              --
    Capitalized purchase costs of acquisitions                                 --             (38)            (47)
    Proceeds from sale of mortgage portfolio                               18,667              --              --
    Net cash paid in branch sale                                          (23,054)             --              --
    Net cash acquired from acquisitions                                        --              --          20,695
                                                                         --------       ---------       ---------
               Net cash used by investing activities                      (71,271)        (59,379)        (33,527)
                                                                         --------       ---------       ---------

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2004, 2003, and 2002

                                 (In thousands)

                                                                        2004           2003           2002
                                                                      --------------------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                               $ 64,911       $(15,268)      $ 51,718
    Net increase (decrease) in repurchase agreements                     5,741         (2,067)         1,914
    Proceeds from Federal Home Loan Bank borrowings                     42,500         71,000         86,123
    Principal repayments of Federal Home Loan Bank borrowings          (54,771)       (54,267)       (66,969)
    Proceeds from subordinated debentures, net of issuance costs            --         20,120             --
    Repurchase of outstanding common stock                                  --         (2,701)        (4,945)
    Exercise of stock options                                              679          1,171            990
    Cash dividends paid                                                 (1,315)        (1,314)          (799)
                                                                      --------       --------       --------
               Net cash provided by financing activities                57,745         16,674         68,032
                                                                      --------       --------       --------
Net change in cash and cash equivalents                                 (2,599)       (25,923)        35,416
Cash and cash equivalents at beginning of year                          25,610         51,533         16,117
                                                                      --------       --------       --------

Cash and cash equivalents at end of year                              $ 23,011       $ 25,610       $ 51,533
                                                                      ========       ========       ========

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

      The Bank operates throughout North Carolina with branch facilities located in Raleigh (4), Sanford (3), Burlington (2), Asheville (3), Greensboro, Cary (2), Oxford, Hickory, Siler City, Graham, and Wake Forest. The Company's corporate headquarters are located on Glenwood Avenue in Raleigh, North Carolina.

      The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the Debentures (as defined below), which are the sole assets of the Trust. A portion of the proceeds from the issuance of the Debentures were used by the Company to repurchase shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities. See Note 11 - Subordinated Debentures.

      The Company has no operations other than those of its subsidiaries.

      Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, valuation of investments, and tax assets, liabilities and expense. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit quality financial institutions in amounts which may be in excess of federally insured limits. Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank (the "FRB"). Accordingly, the Bank has amounts restricted for this purpose of $11,696 included in "cash and due from banks" on the Consolidated Balance Sheet at December 31, 2004.

      Securities

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

      The initial classification of securities is determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in other income at the time of the sales.

      Premiums and discounts on debt securities are recognized in interest income using the level interest yield method over the period to maturity, or when the debt securities are called.

      Loans Held for Sale

      Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. At December 31, 2004 and 2003, there were approximately $3.4 million and $4.8 million, respectively, in loans held for sale which are classified as loans on the balance sheet.

      Through the normal course of originating loans held for sale, the customer's interest rate is fixed upon lock-in by the customer. The Bank enters into a best efforts commitment to sell the loan to an investor after the rate lock-in by the customer. Rate lock commitments for loans held for sale are valued based on the value to be realized upon sale to an investor less any value attributable to the servicing rights which are also sold to the investor.

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

      There were no loans classified as impaired at December 31, 2004. Loans deemed to be impaired at December 31, 2003 amounted to $3.0 million and the related allowance for loan losses was $825,000. Average impaired loans during 2004 and 2003 were $2.1 million and $3.2 million, respectively. Interest income recognized on loans classified as impaired was $175,000 for the year ended December 31, 2004.

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

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

      Income Taxes

      Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

      Derivatives

      The Company uses derivatives to manage interest rate risk. The instruments consist of interest rate swaps and swaptions. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives, accounted for as fair value hedges, to hedge its fixed rate interest-bearing liabilities.

      Under SFAS 133, derivatives are recorded in the balance sheet at fair value. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Any difference in these two changes in fair value results in hedge ineffectiveness that results in a net impact to earnings.

      Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk.

      Stock Option Plans

      The Company has a stock-based incentive compensation plan covering certain officers and directors. The Company grants stock options under the incentive plan for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. The Company has elected to account for these stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these stock option grants.

      The Company discloses pro forma net income and earnings per share in these notes as if compensation was measured under the fair value based method promulgated under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income in future years.


      (In thousands, except per share data)                     2004             2003            2002
                                                               ---------------------------------------

      Net income                               As reported     $5,311           $  994          $4,307
                                                Pro forma       5,095              922           3,474

      Net income per share - Basic             As reported     $ 0.79           $ 0.15          $ 0.79
                                                Pro forma        0.76             0.14            0.64

      Net income per share - Diluted           As reported     $ 0.77           $ 0.15          $ 0.76
                                                Pro forma        0.74             0.14            0.62

      The Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair values of the options granted in 2004, 2003 and 2002 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were estimated using the following weighted-average assumptions:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                         2004          2003          2002
                                      -------------------------------------

      Dividend yield                     1.04%         1.20%         1.46%
      Expected volatility                27.7%         28.0%         29.7%
      Riskfree interest rate             3.92%         3.72%         3.93%
      Expected life                    7 years       7 years       7 years

      The weighted average fair value of options granted during 2004, 2003 and 2002 was $5.99, $5.15, and $4.47, respectively.

      Net Income Per Share

      The Company follows SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, the Company has presented both basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for 2004, 2003, and 2002 were as follows:

                                                                      2004            2003            2002
                                                                   ------------------------------------------
      (In thousands, except number of shares)
      Income available to stockholders - basic and diluted         $    5,311      $      994      $    4,307
                                                                   ==========      ==========      ==========

      Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic         6,712,502       6,655,926       5,467,735
      Incremental shares from assumed exercise of stock
          options                                                     173,198         137,946         195,214
                                                                   ----------      ----------      ----------
      Weighted average number of shares outstanding - diluted       6,885,700       6,793,872       5,662,949
                                                                   ==========      ==========      ==========

      Comprehensive Income

      The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in general-purpose financial statements.

      The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                      2004            2003            2002
                                                                   ------------------------------------------
      (In thousands)
      Unrealized (losses) gains on securities available for sale   $      (99)     $   (1,051)     $    2,162
      Reclassification of gains recognized in net income                  (18)           (442)           (981)
      Income tax benefit (expense)                                         45             577            (456)
                                                                   ----------      ----------      ----------
      Other comprehensive income (loss)                            $      (72)     $     (916)     $      725
                                                                   ==========      ==========      ==========

      Segment Information

      The Company follows the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

      Reclassifications

      Certain items included in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

      New Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on July 1, 2005, using the standard's modified prospective application method. Adoption of SFAS No. 123R will not affect the Company's cash flows or financial position, but it will reduce reported income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. Under SFAS No. 123R, the Company will recognize compensation expense for the fair value of its share purchase rights over the vesting period. The Company has not performed all of the final calculations for expensing stock options but the estimated impact is presented under the heading "Stock Option Plans" in Note 1 - Significant Accounting Policies. In addition, the Company has other plans and liabilities impacted by SFAS No. 123R. These are obligations which may be settled in the Company's shares. The most material obligations are deferred compensation plans for directors and advisory board members. The Company is evaluating alternatives for these plans to minimize the impact to the Company's net income, including payment of shares due under the plans prior to the effective date of SFAS No. 123R. If SFAS No. 123R were effective as of December 31, 2004, the impact on pretax income would have been approximately $1.0 million based on a share price of $18.75 per share.

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

      The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2002 assuming these acquisitions had occurred at the beginning of fiscal 2002:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                     2002
                                                                   -------
      (In thousands, except per share amounts)
      Net interest income                                          $24,436
      Net income                                                     3,530
      Net earnings per diluted share                                  0.51

      In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 2002.

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
                                                                          =========       =========       =========

      During 2003, the Company made several changes to its branch structure including the consolidation of two branches in Oxford into one main Oxford facility in a new location and the opening of an additional branch in Raleigh. In addition, during the third quarter of 2003, the Company made the decision to discontinue the operations of CBIS. CBIS will remain an inactive subsidiary of the Company. Also during 2003, the Company entered into two separate offerings of trust preferred securities, one in June by Trust I and the other in December by Trust II. See Notes to Consolidated Financial Statements - Note 11 - Subordinated Debentures for additional information on these Trusts.

      During 2004, the Company made additional changes to its branch structure including the sale of three branches in Warrenton, Seaboard and Woodland to other financial institutions in the third quarter. Included in the sale were approximately $39.6 million of deposits and $12.8 million of loans, as well as other assets. With the closing of the branch sale, the Company was required to make payments of $23.0 million dollars to cover the excess of liabilities over assets assumed by the acquiring companies. A one time gain was recorded for $1.2 million in connection with this sale. In addition, the Company opened three new branches during the year, one each in Wake Forest, Asheville and Greensboro, North Carolina. Also during 2004, the Company sold a mortgage portfolio which was being serviced by an independent organization and which had been acquired as a part of a previous bank acquisition. The sale included approximately $19.2 million in loans and $152,000 in foreclosed assets. The Company recorded a $320,000 one time loss on this sale.

3.    Goodwill and Other Intangible Assets

      Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. In 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets and accordingly, goodwill is no longer amortized, but is reviewed for potential impairment at least annually at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded in 2004 based on the evaluation and a $10,000 charge was recorded in 2003 related to the shutdown of CBIS.

      As of December 31, 2004 and 2003, intangible assets, primarily deposit premiums paid for acquisitions, and goodwill were as follows:

                                                                              Accumulated
      (In thousands)                                              Gross      Amortization        Net
                                                                 --------------------------------------
      At December 31, 2004
          From January 2002 acquisition of First Community:
             Deposit premium                                     $    782       $   (404)      $    378
             Goodwill                                               3,834             --          3,834
                                                                 --------       --------       --------
                                                                    4,616           (404)         4,212
                                                                 --------       --------       --------
          From December 2002 acquisition of High Street:
             Deposit premium                                          976           (337)           639
             Goodwill                                               5,381             --          5,381
                                                                 --------       --------       --------
                                                                    6,357           (337)         6,020
                                                                 --------       --------       --------
          From April 2000 branch acquisitions:
             Goodwill                                               1,996           (347)         1,649
          From June 1997 branch acquisitions:
             Goodwill                                               2,164           (980)         1,184
                                                                 --------       --------       --------
                                                                 $ 15,133       $ (2,068)      $ 13,065
                                                                 ========       ========       ========


                                                                              Accumulated
                                                                  Gross       Amortization       Net
                                                                 --------------------------------------
      At December 31, 2003
          From January 2002 acquisition of First Community:
             Deposit premium                                     $    782       $   (304)      $    478
             Goodwill                                               3,834             --          3,834
                                                                 --------       --------       --------
                                                                    4,616           (304)         4,312
                                                                 --------       --------       --------
          From December 2002 acquisition of High Street:
             Deposit premium                                          976           (190)           786
             Goodwill                                               5,381             --          5,381
                                                                 --------       --------       --------
                                                                    6,357           (190)         6,167
                                                                 --------       --------       --------
          From April 2000 branch acquisitions:
             Goodwill                                               3,471           (604)         2,867
          From June 1997 branch acquisitions:
             Goodwill                                               2,164           (980)         1,184
                                                                 --------       --------       --------
                                                                 $ 16,608       $ (2,078)      $ 14,530
                                                                 ========       ========       ========

      Deposit premiums are amortized over a period of up to 10 years using an accelerated method. During 2004 and 2003, deposit premiums were reduced by amortization expenses of $247,000 and $310,000, respectively. In addition, during 2004, goodwill was reduced by $1.2 million in connection with deposits sold in branch sales. Estimated amortization expenses for the next five fiscal years are as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                     Year Ended
      (In thousands)                 December 31,
                                     ------------
      2005                            $212,000
      2006                             185,000
      2007                             161,000
      2008                             137,000
      2009                             113,000

4.    Securities

      Securities at December 31, 2004 and 2003 are summarized as follows:

                                                         Gross        Gross        Estimated
                                         Amortized    Unrealized    Unrealized       Market
      (In thousands)                        Cost         Gains        Losses         Value
                                         ----------   -----------   -----------   -----------
                   2004
                   ----
      Available for sale:
          U.S. Agency obligations         $ 35,511      $     86      $    425      $ 35,172
          Municipal bonds                   24,087           828            85        24,830
          Mortgage-backed securities        80,851           427           334        80,944
                                          --------      --------      --------      --------
                                           140,449         1,341           844       140,946
                                          --------      --------      --------      --------

      Held to maturity:
          U.S. Agency obligations         $  5,000      $      2      $     12         4,990
          Municipal bonds                      300            --            --           300
          Mortgage-backed securities         8,036            15            68         7,983
                                          --------      --------      --------      --------
                                            13,336            17            80        13,273
                                          --------      --------      --------      --------
                                          $153,785      $  1,358      $    924      $154,219
                                          ========      ========      ========      ========


                                                         Gross         Gross       Estimated
                                         Amortized    Unrealized    Unrealized      Market
      (In thousands)                        Cost         Gains         Losses        Value
                                         ----------   -----------   -----------   -----------
                   2003
                   ----
      Available for sale:
          U.S. Agency obligations         $ 35,747      $     87      $    507      $ 35,327
          Municipal bonds                   24,678           769            64        25,383
          Mortgage-backed securities        99,189           859           542        99,506
                                          --------      --------      --------      --------

                                          $159,614      $  1,715      $  1,113      $160,216
                                          ========      ========      ========      ========

      The amortized cost and estimated market values of securities at December 31, 2004 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(Dollars in thousands)                                    Available for Sale           Held to Maturity
                                                        -----------------------     -----------------------
                                                                     Estimated                    Estimated
                                                        Amortized      Market       Amortized       Market
                                                           Cost         Value          Cost         Value
                                                        -----------------------     -----------------------
      US Agency securities:
             Due after one year through five years       $ 24,702      $ 24,465      $  5,000      $  4,990
             Due after five years through ten years         3,918         3,943            --            --
             Due after ten years                            6,891         6,764            --            --
                                                        -----------------------     -----------------------
                 Total US Agency securities                35,511        35,172         5,000         4,990
                                                        -----------------------     -----------------------
      Municipal bonds
             Due after five years through ten years         8,063         8,313           300           300
             Due after ten years                           16,024        16,517            --            --
                                                        -----------------------     -----------------------
                 Total Municipal bonds                     24,087        24,830           300           300
                                                        -----------------------     -----------------------
      Mortgage-backed securities
             Due after one year through five years          3,764         3,777            --            --
             Due after five years through ten years         4,355         4,402            --            --
             Due after ten years                           72,732        72,765         8,036         7,983
                                                        -----------------------     -----------------------
                 Total Mortgage-backed securities          80,851        80,944         8,036         7,983
                                                        -----------------------     -----------------------
                                                         $140,449      $140,946      $ 13,336      $ 13,273
                                                        =======================     =======================

      The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:


      (Dollars in thousands)                            Less Than 12 Months    12 Months or Greater           Total
                                                      ----------------------------------------------------------------------
                                                                  Unrealized              Unrealized              Unrealized
      Description of Security                          Fair Value   Losses    Fair Value    Losses    Fair Value    Losses
      ----------------------------------------------------------------------------------------------------------------------
      Available for sale
      Direct obligations of U.S.
            government agencies                         $18,568     $   181     $ 6,756     $   244     $25,324     $   425
      Municipal bonds                                     1,569          43       1,268          42       2,837          85
      Federal agency mortgage-
            backed securities                            20,537         131      10,030         203      30,567         334
                                                      ----------------------------------------------------------------------
                                                         40,674         355      18,054         489      58,728         844
                                                      ----------------------------------------------------------------------
      Held to maturity
      Direct obligations of U.S.
            government agencies                           3,982          12          --          --       3,982          12
      Mortgage-backed
            securities                                    2,842          68          --          --       2,842          68
                                                      ----------------------------------------------------------------------
                                                          6,824          80          --          --       6,824          80
                                                      ----------------------------------------------------------------------
                                                        $47,498     $   435     $18,054     $   489     $65,552     $   924
                                                      ======================================================================

      Government Agency Obligations. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

      Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company's investment in agency mortgage-backed securities issued by FNMA, FHLMC, and GNMA were caused by interest rate increases.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The Company purchased most of these investments at either a discount or a premium relative to their face amount, and the contractual cash flows of each is guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

      During the years ended December 31, 2004, 2003 and 2002, the Company had gross realized gains of $18,000, $442,000 and $981,000, respectively, on sales of available for sale securities with book values of $25.9 million, $15.4 million and $40.5 million.

      Securities with an amortized cost of $66.8 million were pledged as of December 31, 2004 to secure public deposits, repurchase agreements, and FHLB advances.

5.    Federal Home Loan Bank Stock

      During 2004, in order to raise additional capital, the Federal Home Loan Bank ("FHLB") restructured the stock ownership requirements in order to be a member of the FHLB System. As a member, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.20% of its total assets as of December 31st of the prior year (up to a maximum of $25.0 million) plus 4.5% of its outstanding FHLB advances. No ready market exists for the FHLB stock, and it has no quoted market value, therefore, cost approximates market at December 31, 2004 and 2003.

6.    Loans and Allowance for Loan Losses

      The composition of the loan portfolio by loan classification at December 31, 2004 and 2003 is as follows:

      (In thousands)                             2004           2003
                                               ------------------------

      Commercial                               $ 531,834      $ 474,104
      Consumer                                    34,865         42,929
      Home equity lines                           61,925         58,430
      Residential mortgages                       26,020         50,437
                                               ---------      ---------
                                                 654,644        625,900
      Less deferred loan fees (costs), net          (223)           (45)
                                               ---------      ---------
                                               $ 654,867      $ 625,945
                                               =========      =========

      A summary of activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 is as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      (In thousands)                                                      2004          2003         2002
                                                                        -----------------------------------
      Balance at beginning of year                                      $ 11,613      $  9,390      $ 4,286
      Allowance for loan losses transferred from acquired companies           --            --        4,593
      Provision for loan losses                                            1,038         8,247        4,190
      Loans charged-off, net of recoveries                                (1,619)       (6,024)      (3,679)
      Reclassified                                                          (311)
                                                                        --------      --------      -------

      Balance at end of year                                            $ 10,721      $ 11,613      $ 9,390
                                                                        ========      ========      =======

      During the year, the Company reclassified $311,000 of the allowance which related to loss exposure on unfunded loan commitments and letters of credit into a separate other liability account.

      At December 31, 2004, nonperforming assets consisted of nonaccrual loans in the amount of $8.2 million and foreclosed real estate of $418,000. At December 31, 2003, nonperforming assets consisted of nonaccrual loans in the amount of $8.0 million and foreclosed real estate of $978,000. Unrecognized income on nonaccrual loans at December 31, 2004 and 2003 was $275,000 and $262,000, respectively. At December 31, 2004 and 2003, there were no loans past due greater than 90 days still accruing interest.

      In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups at December 31, 2004 and activity during the year ended December 31, 2004, is summarized as follows:

      (In thousands)             2004          2003          2002
                               ------------------------------------
      Beginning balance        $ 23,392      $ 15,288      $  8,286
      New loans                  16,737        14,562        13,015
      Principal repayments       (8,844)       (4,048)       (6,013)
      Reclassifications              --        (2,410)           --
                               --------      --------      --------

      Ending balance           $ 31,285      $ 23,392      $ 15,288
                               ========      ========      ========

      In addition, such groups had available lines of credit in the amount of $7.7 million at December 31, 2004. The Company paid an aggregate of approximately $1.0 million, $922,000, and $705,000 to companies owned by members of the board of directors for leased space, equipment, construction and consulting services during 2004, 2003 and 2002, respectively.

7.    Premises and Equipment

      Premises and equipment at December 31, 2004 and 2003 are as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                           2004          2003
                                                         ----------------------
      (In thousands)
      Land                                               $  4,813      $  4,679
      Buildings and leasehold improvements                  8,863         8,492
      Furniture and equipment                               9,488         8,344
      Automobiles                                             324           256
      Construction in progress                                959             2
                                                         --------      --------
                                                           24,447        21,773
      Less accumulated depreciation and amortization       (8,839)       (7,583)
                                                         --------      --------
                                                         $ 15,608      $ 14,190
                                                         ========      ========

8.    Deposits

      At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

                                                                     Weighted
                                                                      Average
      (In thousands)                               Balance             Rate
                                                  --------           --------
      2005                                        $259,763              2.16%
      2006                                          60,284              3.15%
      2007                                          64,757              3.17%
      2008                                           2,749              2.98%
      2009 and thereafter                            8,315              3.93%
                                                  --------           --------
                                                  $395,868              2.52%
                                                  ========           ========

9.    Borrowings

      Short term borrowed funds. Following is an analysis of short-term borrowed funds at December 31, 2004 and 2003:

                                     End of Period          Daily Average Balance       Maximum
                                 ----------------------     ----------------------    Outstanding
                                              Weighted                    Interest       At Any
      (Dollars in thousands)      Balance     Avg Rate       Balance          Rate      Month End
                                 ----------------------     ----------------------    ------------
      2004
      Fed funds purchased        $  1,573         2.70%     $    564          1.77%     $  2,137
      Repurchase agreements        15,182         1.68%       12,301          0.89%       17,875
                                 --------                   -----------------------
                                 $ 16,755                   $ 12,865          0.92%
                                 ========                   =======================

      2003
      Fed funds purchased        $     --          n/a      $    177          1.41%     $     --
      Repurchase agreements        11,014         0.53%       14,280          0.61%       16,358
                                 --------                   -----------------------
                                 $ 11,014                   $ 14,457          0.62%
                                 ========                   =======================

      Interest on federal funds purchased totaled $10,000 in 2004 and $3,000 in 2003. Repurchase agreements are collateralized by U.S. government agency and mortgage-backed securities with carrying values of $17.8 million and fair values of $17.7 million at December 31, 2004. Interest expense on securities sold under agreements to repurchase totaled $109,000 in 2004 and $86,000 in 2003.

      Federal Home Loan Bank Advances. Advances from the FHLB had a weighted average rate of 4.08% and 4.21% at December 31, 2004 and 2003, respectively, and were collateralized by certain 1 - 4 family mortgages, multifamily first mortgage loans, home equity loans and qualifying commercial loans totaling

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      $103.5 million and $93.7 million at year-end 2004 and 2003, respectively. In addition, the Company pledged certain investment securities with an amortized cost of $25.2 million and $32.3 million at December 31, 2004 and 2003. See Note 4 - Securities.

      At December 31, 2004, the scheduled maturities of FHLB advances were as follows:

                                                               Weighted
                                                                Average
      (Dollars in thousands)                    Balance          Rate
                                              -----------     -----------
      2005                                    $    10,000            3.93%
      2006                                             --              --
      2007                                          5,000            2.11%
      2008                                             --              --
      2009 and thereafter                          87,320            4.21%
                                              -----------     -----------
                                              $   102,320            4.08%
                                              ===========     ===========

      At December 31, 2004, the Company had an additional $74.6 million of credit available with the FHLB.

10.   Derivative Financial Instruments

      The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures.

      In July 2003, the Company entered into interest rate swap agreements to convert portions of its fixed rate FHLB advances to floating interest rates. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value and the net difference between those amounts were not material.

      These interest rate hedges, accounted for as fair value hedges, have an aggregated notional amount of $25.0 million and reset quarterly at variable rates based on 90 day LIBOR. The counterparty for these hedges is a firm with an investment grade rating by a nationally recognized investment rating service. The swaps are collateralized by certain investment securities and are summarized as follows:
                                                         Effective
                   Maturity                Amount      Variable Rate
                ------------------------------------------------------
                     2009              $ 10,000,000    LIBOR + 1.87
                     2011                15,000,000    LIBOR + 2.02

11.   Subordinated Debentures

      In June 2003 and December 2003, the Company formed the Trusts. Each issued 10,000 of its floating rate capital securities (the "trust preferred securities"), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities. The Trusts sold their common securities to the Company for an aggregate of $620,000, resulting in total proceeds from each offering equal to $10,310,000 or $20,620,000 in aggregate. The Trusts then used these proceeds to purchase $20,620,000 in principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures"). Following payment by the Company of a placement fee and other expenses of the offering, the Company's net proceeds from the offering aggregated $20.0 million.

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

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

      The securities associated with both trusts are floating rate, based on 90 day LIBOR, and adjust quarterly. Those associated with Trust I, originally issued in June 2003, adjust at LIBOR + 3.10% while the securities associated with Trust II, issued in December 2003, adjust at LIBOR + 2.85%.

      The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company, are the sole assets of the Trusts and the Company's payment under the Debentures is the sole source of revenue for the Trusts.

      Per the provisions of FIN 46R, the assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Company's Condensed Consolidated Statements of Income as interest expense. The Debentures are presented as a separate category of long-term debt on the Consolidated Statements of Financial Condition entitled "Subordinated Debentures." For regulatory purposes, the $20.0 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements.

12.   Income Taxes

      Income taxes charged to operations for the years ended December 31, 2004, 2003, and 2002 consist of the following components:

      (In thousands)                             2004       2003        2002
                                                -----------------------------

      Current income tax expense                $2,343     $  602      $2,244
      Deferred income tax expense (benefit)        523       (564)        130
                                                ------     ------      ------

      Total income tax expense                  $2,866     $   38      $2,374
                                                ======     ======      ======

      Income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

      (In thousands)                                               2004        2003       2002
                                                                 ------------------------------
      Income from continuing operations                          $ 2,866     $    38     $2,374
      Stockholders' equity, for unrealized gains (losses) on
          securities available for sale                              (45)       (577)       456
      Stockholders' equity, for compensation expense for tax
          purposes in excess of financial reporting purposes        (259)         --         --
                                                                 ------------------------------
                                                                 $ 2,562     $  (539)    $2,830
                                                                 ==============================

      A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                Amount                            % of Pretax Income
                                                  ----------------------------------      ----------------------------------
      (Dollars in thousands)                       2004         2003         2002           2004        2003          2002
      ------------------------------------------------------------------------------      ----------------------------------
      Tax expense at statutory rate on income
            before taxes                          $ 2,780      $   351      $ 2,272         34.00%       34.00%       34.00%
      State taxes, net of  federal benefit            372          112          200          4.55%       10.85%        2.99%
      Increase (reduction) in taxes resulting
            from:
            Tax exempt interest on investment
                securities                           (366)        (339)        (181)        -4.48%      -32.85%       -2.71%
            Non-taxable life insurance income         (50)         (62)         (46)        -0.61%       -6.01%       -0.69%
            Other, net                                130          (24)         129          1.59%       -2.31%        1.94%
                                                  ----------------------------------       ---------------------------------
                                                  $ 2,866      $    38      $ 2,374         35.05%        3.68%       35.53%
                                                  ==================================       =================================

      Significant components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

      (In thousands)                                     2004         2003
                                                       --------------------
      Deferred tax assets:
          Allowance for loan losses                    $ 4,224      $ 4,477
          Deferred compensation                          1,496        1,645
          Net operating loss carryforwards               1,022        1,306
          Directors fees                                   845          697
          Contributions carryforwards                       13          171
                                                       -------      -------
                     Total deferred tax assets           7,600        8,296
                                                       -------      -------
      Deferred tax liabilities:
          Unrealized security gains                       (192)        (250)
          Depreciation                                    (608)        (535)
          Purchase accounting adjustments                 (206)        (338)
          FHLB stock                                      (304)        (304)
          Other                                           (305)        (377)
                                                       -------      -------
                     Total deferred tax liabilites      (1,615)      (1,804)
                                                       -------      -------
          Net deferred tax assets                      $ 5,985      $ 6,492
                                                       =======      =======

      At December 31, 2004 and 2003, the Company had net deferred tax assets of $6.0 million and $6.5 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

      Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $3.0 million relating to a prior acquisition which expire in various amounts through 2022. Management expects to use be able to utilize all of these carryforward amounts before they expire.

13.   Leases

      The Company has noncancelable operating leases for its corporate office and branch locations that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2004 are as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      (In thousands)
      2005                                                         $ 1,164
      2006                                                           1,028
      2007                                                           1,008
      2008                                                           1,000
      2009                                                           1,000
      Thereafter                                                     6,712
                                                                   -------
                                                                   $11,912
                                                                   =======

      During 2004, 2003, and 2002, payments under operating leases were $1.2 million, $1.1 million, and $806,000, respectively.

14.   Regulatory Matters and Restrictions

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. As of June 30, 2004, the most recent notification from regulators, the Bank was categorized as "well capitalized" by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank's category. Management believes that as of December 31, 2004, the Company meets all capital requirements to which it is subject.

      The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statues Section 53-87. At December 31, 2004, the undivided profits of the Bank totaled $5.5 million. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

      To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of December 31, 2004 and 2003 and the minimum requirements are presented in the following table.

                                                                                      Minimum Requirements To Be:
                                                          Actual             Adequately Capitalized        Well Capitalized
                                                   ---------------------     ----------------------      ---------------------
      (Dollars in thousands)                         Amount       Ratio        Amount       Ratio         Amount        Ratio
                                                   --------     --------     ---------     --------      --------     --------
                     2004
                     ----
      Total Capital (to Risk Weighted Assets)      $ 92,971        12.33%     $ 60,310         8.00%     $ 75,387        10.00%
      Tier I Capital (to Risk Weighted Assets)       83,528        11.08%       30,155         4.00%       45,232         6.00%
      Tier I Capital (to Average Assets)             83,528         9.61%       34,783         4.00%       43,479         5.00%

                     2003
                     ----
      Total Capital (to Risk Weighted Assets)      $ 84,692        12.13%     $ 55,853         8.00%     $ 69,817        10.00%
      Tier I Capital (to Risk Weighted Assets)       74,572        10.68%       27,927         4.00%       41,890         6.00%
      Tier I Capital (to Average Assets)             74,572         8.71%       34,262         4.00%       42,827         5.00%

15.   Employee Benefit Plans

      401(k) Plan

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The Company maintains a 401(k) plan (the "Plan") for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employee's salary. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate contributions for 2004, 2003, and 2002 were $366,000, $387,000, and $342,000, respectively.

16.   Stock Options

      The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company's stock to officers and directors. At December 31, 2004, options for 162,510 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options which were assumed under various plans from previously acquired financial institutions, of which approximately 288,000 remain outstanding.

      Grants of options are made by the Board or the Compensation Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

      A summary of the activity during the years ending December 31, 2004, 2003 and 2002 of the Company's stock option plans, including the weighted average exercise price ("WAEP") is presented below:

                                                           2004                       2003                       2002
                                                  ----------------------------------------------------------------------------
                                                   Shares         WAEP        Shares         WAEP        Shares         WAEP
                                                  --------      --------     --------      --------     --------      --------
      Outstanding at beginning of year             704,540      $  10.40      786,366      $   9.70      416,694      $  10.43
      Granted                                       84,250         17.85       81,000         15.82       16,000         12.54
      Assumed in connection with acquisitions           --            --           --            --      502,977          8.13
      Exercised                                    (69,264)         9.80     (125,854)         9.31     (147,645)         6.71
      Terminated                                   (26,002)        13.58      (36,972)        11.16       (1,660)        10.25
                                                  --------      --------     --------      --------     --------      --------
      Outstanding at end of year                   693,524      $  11.25      704,540      $  10.40      786,366      $   9.70
                                                  ========      ========     ========      ========     ========      ========

      Options exercisable at year-end              580,010      $  10.31      590,560      $   9.66      720,394      $   9.61
                                                  ========      ========     ========      ========     ========      ========

      The following table summarizes information about the Company's stock options at December 31, 2004:

                                               Weighted
                                                Average
                                               Remaining
                                 Number        Contractual       Number
       Exercise Price         Outstanding     Life in Years    Exercisable
   -----------------------   ------------  ------------------ ------------
       $6.62 - $9.00             266,570           4.72           263,820
       $9.01 - $12.00            166,201           5.73           165,237
      $12.01 - $15.00             95,192           3.67            87,992
      $15.01 - $18.00             98,811           8.29            27,711
      $18.01 - $18.37             66,750           9.99            35,250
                             ------------  ------------------ ------------
                                 693,524           5.83           580,010
                             ============  ================== ============

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

      To meet the financial needs of its customers, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. At December 31, 2004, these financial instruments were comprised entirely of unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

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

      Unused lines of credit were $123.2 million and $115.3 million, respectively, at the end of 2004 and 2003. Outstanding letters of credit were $1.4 million and $1.6 million, respectively, at December 31, 2004 and 2003.

      The Bank's lending is concentrated primarily in Wake, Chatham, Alamance, Buncombe, Catawba, Granville, and Lee counties in North Carolina.

18.   Fair Value of Financial Instruments

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

      The fair values of cash and due from banks, Federal funds sold, interest bearing deposits in banks and accrued interest receivable/payable are equal to the carrying value due to the nature of the financial instruments. The estimated fair values of investment securities are provided in Note 4 - Securities.

      The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk and credit loss factors. The fair value of the Bank's loan portfolio at December 31, 2004 and 2003 was as follows:

      (In thousands)                 2004         2003
                                   ---------------------
      Loans:
          Carrying amount          $644,146     $614,332
          Estimated fair value      643,663      617,705

      The deposit liabilities and repurchase agreements with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand), totaling $275.9 million and $269.8 million at December 31, 2004 and 2003, respectively.

      The fair values of certificates of deposits and advances from the FHLB are estimated by discounting the future cash flows using the current rates offered for similar deposits and advances with the same remaining

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      maturities. The carrying value and estimated fair values of certificates of deposit, FHLB advances and subordinated debt at December 31, 2004 and 2003 were as follows:

      (In thousands)                                2004            2003
                                                  ------------------------
      Certificates of deposits:
          Carrying amount                         $395,868        $370,817
          Estimated fair value                     395,348         373,286
      Advances from the FHLB:
          Carrying amount                         $102,320        $114,591
          Estimated fair value                     102,762         115,203
      Subordinated Debt
          Carrying amount                         $ 20,620        $ 20,620
          Estimated fair value                      21,170          20,718

      There is no material difference between the carrying amount and estimated fair value of off-balance sheet items totaling $124.6 million and $116.9 million at December 31, 2004 and 2003, respectively, which are primarily comprised of unfunded loan commitments.

      The Company's remaining assets and liabilities are not considered financial instruments.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

19.   Parent Company Financial Information

      Condensed financial information of the financial holding company of the Bank at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

      (In thousands)
      Condensed Balance Sheets                                   2004      2003
                                                               -----------------
          Assets:
             Cash                                              $ 5,885   $ 3,514
             Equity investment in subsidiary                    92,020    90,245
             Other assets                                        1,126       495
                                                               -------   -------
                Total assets                                   $99,031   $94,254
                                                               =======   =======

          Liabilities:
             Subordinated debentures                           $20,620   $20,630
             Deferred tax liabilities                              192       237
             Dividends payable                                     397       327
             Other liabilities                                      84       137
                                                               -------   -------
                Total liabilities                               21,293    21,331
                                                               -------   -------

          Shareholders' equity:
             Common stock                                       65,385    64,425
             Accumulated other comprehensive income                305       377
             Retained earnings                                  12,048     8,121
                                                               -------   -------
                Total shareholders' equity                      77,738    72,923
                                                               -------   -------

                Total liabilities and shareholders' equity     $99,031   $94,254
                                                               =======   =======

      (In thousands)
      Condensed Statements of Operations                 2004          2003          2002
                                                       ------------------------------------
          Dividends from wholly-owned subsidiaries     $  4,000      $    750      $  2,750
          Undistributed earnings of subsidiaries          1,892           401         1,570
          Other income                                       66            15            --
          Interest expense                                 (929)         (249)           --
          Other expenses                                    (17)           (4)          (13)
                                                       --------      --------      --------
          Net income before tax benefits                  5,012           913         4,307
          Income tax benefit                                299            81            --
                                                       --------      --------      --------
             Net income                                $  5,311      $    994      $  4,307
                                                       ========      ========      ========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      (In thousands)
      Condensed Statements of Cash Flows                                   2004          2003          2002
                                                                         ------------------------------------
          Operating activities:
             Net income                                                  $  5,311      $    994      $  4,307
             Equity in undistributed earnings of subsidiary                (1,892)         (401)       (1,570)
             Net change in other assets and liabilities                      (693)         (200)           --
                                                                         --------      --------      --------
                Cash flow provided by operating activities                  2,726           393         2,737
                                                                         --------      --------      --------
          Investing activities:
             Additional investment in subsidiaries                             --       (14,594)           --
                                                                         --------      --------      --------
                Cash flow used in investing activities                         --       (14,594)           --
                                                                         --------      --------      --------
          Financing activities:
             Proceeds from issuance of common stock                           960         1,171           990
             Payments to repurchase common stock                               --        (2,677)       (4,945)
             Proceeds from issuance of subordinated debentures, net
                of issuance costs                                              --        20,120            --
             Dividends paid                                                (1,315)       (1,314)         (799)
             Net cash from acquisitions                                        --            --         2,429
                                                                         --------      --------      --------
                Cash flow provided by (used in) financing activities         (355)       17,300        (2,325)
                                                                         --------      --------      --------

                  Net increase in cash and cash equivalents                 2,371         3,099           412
          Cash and cash equivalents, beginning of year                      3,514           415             3
                                                                         --------      --------      --------
          Cash and cash equivalents, end of year                         $  5,885      $  3,514      $    415
                                                                         ========      ========      ========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

20.   Supplemental Disclosure of Cash Flow Information

                                                              2004           2003          2002
                                                           --------------------------------------
      (In thousands)
          Cash payments for interest                       $  16,131      $  16,552     $  15,237
                                                           =========      =========     =========
          Cash payments for income taxes                   $   1,398      $   1,008     $   1,775
                                                           =========      =========     =========
          Dividends payable                                $     397      $     328     $     332
                                                           =========      =========     =========
          Transfers from loans to real estate acquired
             through foreclosure                           $   1,221      $     854     $   1,708
                                                           =========      =========     =========

      Purchase of First Community:
          Loans, net of reserves                           $      --      $      --     $(134,149)
          Investments                                             --             --       (39,001)
          Other assets acquired                                   --             --       (10,435)
          Goodwill and deposit premium                            --             --        (4,617)
          Deposits                                                --             --       156,241
          Borrowings                                              --             --        16,414
          Other liabilities assumed                               --             --         3,342
          Issuance of stock                                       --             --        20,854
                                                           ---------      ---------     ---------
             Net cash and cash equivalents acquired        $      --      $      --     $   8,649
                                                           =========      =========     =========

      Purchase of High Street:
          Loans, net of reserves                           $      --      $      --     $(126,175)
          Investments                                             --             --       (12,275)
          Other assets acquired                                   --             --        (7,062)
          Goodwill and deposit premium                            --             --        (6,295)
          Deposits                                                --             --       132,485
          Borrowings                                              --             --        12,290
          Other liabilities assumed                               --             --         1,446
          Issuance of stock                                       --             --        17,632
                                                           ---------      ---------     ---------
             Net cash and cash equivalents acquired        $      --      $      --     $  12,046
                                                           =========      =========     =========

      Sale of Northern Region branches
          Loans, net of reserves                           $  12,830      $      --     $      --
          Property and equipment                                 258             --            --
          Other assets and liabilities, net                    1,030             --            --
          Goodwill written off                                 1,218             --            --
          Deposits                                           (39,554)            --            --
          Net gain on sale                                     1,164             --            --
                                                           ---------      ---------     ---------
             Net cash and cash equivalents sold            $ (23,054)     $      --     $      --
                                                           =========      =========     =========

      Sale of mortgage portfolio
          Loans, net of reserves                           $  18,722      $      --     $      --
          Real estate owned                                      152             --            --
          Other assets and liabilities, net                      113             --            --
          Net loss on sale                                      (320)            --            --
                                                           ---------      ---------     ---------
             Net cash and cash equivalents acquired        $  18,667      $      --     $      --
                                                           =========      =========     =========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

21.   Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly balances and results for the years ended December 31, 2004 and 2003 are as follows:

                                                                     2004
                                                ---------------------------------------------------
                                                               Three Months Ended
                                                ---------------------------------------------------
      (In thousands, except per share data)       Dec. 31      Sept. 30       June 30      March 31
                                                ---------------------------------------------------
      Assets                                    $ 882,294     $ 875,713     $ 885,754     $ 891,703
      Loans                                       654,867       657,359       657,537       642,407
      Investment securities                       160,580       154,694       150,340       159,349
      Deposits                                    654,976       647,037       671,796       678,817
      Shareholders' equity                         77,738        76,370        72,615        75,440

      Net interest income                       $   6,945     $   6,689     $   6,231     $   6,269
      Provision for loan losses                       357           268           297           116
      Other operating income                        1,480         2,280         1,544         1,601
      Other operating expenses                      5,938         6,179         6,070         5,637
      Income taxes                                    740           872           517           737
                                                ---------     ---------     ---------     ---------
          Net income                            $   1,390     $   1,650     $     891     $   1,380
                                                =========     =========     =========     =========

      Net income per share  - Basic             $     .21     $     .25     $     .13     $     .21
                                                =========     =========     =========     =========
      Net income per share  - Diluted           $     .20     $     .24     $     .13     $     .20
                                                =========     =========     =========     =========


                                                                      2003
                                                ---------------------------------------------------
                                                               Three Months Ended
                                                ---------------------------------------------------
      (In thousands, except per share data)       Dec. 31      Sept. 30       June 30      March 31
                                                ---------------------------------------------------
      Assets                                    $ 857,734     $ 871,780     $ 908,677     $ 856,076
      Loans                                       625,945       637,745       645,525       622,015
      Investment securities                       165,913       166,940       161,938       155,835
      Deposits                                    629,619       656,030       684,180       652,690
      Shareholders' equity                         72,923        70,776        75,144        76,512

      Net interest income                       $   6,274     $   5,941     $   5,972     $   5,935
      Provision for loan losses                       (12)        4,963         2,696           600
      Other operating income                        1,898         3,080         2,739         2,605
      Other operating expenses                      5,847         7,593         5,777         5,948
      Income taxes                                    766        (1,392)          (47)          711
                                                ---------     ---------     ---------     ---------
          Net income (loss)                     $   1,571     $  (2,143)    $     285     $   1,281
                                                =========     =========     =========     =========

      Net income (loss) per share  - Basic      $     .24     $    (.32)    $     .04     $     .19
                                                =========     =========     =========     =========
      Net income (loss) per share  - Diluted    $     .24     $    (.32)    $     .04     $     .19
                                                =========     =========     =========     =========

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Bank Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Institutions.


/s/ PricewaterhouseCoopers, LLP

March 10, 2005

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in that they are reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting ("ICOFR"), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's ICOFR. From time to time, the Company makes changes to its ICOFR that are intended to enhance the effectiveness of its ICOFR and which do not have a material effect on its overall ICOFR.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate ICOFR, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under
Section 404 of the Sarbanes Oxley Act of 2002, management is required to assess the effectiveness of the Company's ICOFR. Management's evaluation of the Company's ICOFR has not yet been completed. Pursuant to Securities and Exchange Commission Release No. 34-50754 (which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management's annual report on ICOFR required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K), management's annual report on ICOFR and the related attestation report of the registered public accounting firm are not filed herein and are expected to be filed no later than April 30, 2005.

Limitations on the Effectiveness of Controls. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal control over financial reporting will prevent all errors or fraud.

A company's ICOFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's ICOFR includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company plans to continue to evaluate the effectiveness of its disclosure controls and procedures and its ICOFR on an ongoing basis and will take action as appropriate.

                                    PART III

This Part incorporates certain information from the definitive proxy statement (the "2005 Proxy Statement") for the Company's 2005 Annual Meeting of Shareholders, to be filed with the SEC on or about April 25, 2005 which is not later than 120 days after the end of the Company's fiscal year.

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Company's executive officers is included under the caption "Executive Officers" on page 9 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled "Proposal 1 : Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement. Information concerning the audit committee of the Company's Board of Directors is incorporated by reference to the section entitled "Information About Our Board of Directors - Board of Director Committees - Audit Committee" in the 2005 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the date of the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation.

This information is incorporated by reference from the section entitled "Compensation" in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled "Principal Shareholders" and "Compensation - Equity Compensation Plan Information" in the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference from the section entitled "Compensation - Certain Transactions" in the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the section entitled "Proposal 2: Ratification of Appointment of Independent Accountants - Audit Fee Firm Summary" in the 2005 Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements and information listed below are included in this report in Part I, Item 8:

      Financial Statements and Information
      ------------------------------------

      Consolidated Balance Sheets as of December 31, 2004 and 2003

      Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 11th day of March, 2005.

                                       CAPITAL BANK CORPORATION


                                By:   /s/ B. Grant Yarber
                                     -------------------------------------
                                     B. Grant Yarber
                                     President and Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Grant Yarber, Richard W. Edwards and Steven E. Crouse, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 11, 2005.

      Signature                                 Title
      ---------                                 -----


/s/ B. Grant Yarber
------------------------    President and Chief Executive Officer and Director
  B. Grant Yarber                    (Principal Executive Officer)


/s/ Richard W. Edwards
------------------------                Chief Financial Officer
  Richard W. Edwards                 (Principal Financial Officer)


/s/ Steven E. Crouse
------------------------              Chief Accounting Officer
  Steven E. Crouse                  (Principal Accounting Officer)


/s/ Charles F. Atkins
------------------------                     Director
   Charles F. Atkins


/s/ William C. Burkhardt
------------------------                     Director
  William C. Burkhardt


/s/ Leopold I. Cohen
------------------------                     Director
   Leopold I. Cohen


/s/ William R. Gilliam
------------------------         Vice Chairman of the Board of Directors
   William R. Gilliam

/s/ John F. Grimes, III
------------------------                     Director
   John F. Grimes, III


/s/ Robert L. Jones
------------------------                     Director
    Robert L. Jones


/s/ Oscar A. Keller, III
------------------------          Chairman of the Board of Directors
  Oscar A. Keller, III


/s/ Oscar A. Keller, Jr.
------------------------                     Director
  Oscar A. Keller, Jr.


/s/ James D. Moser, Jr.
------------------------                     Director
  James D. Moser, Jr.


/s/ George R. Perkins, III
------------------------                     Director
 George R. Perkins, III


/s/ Don W. Perry
------------------------                     Director
     Don W. Perry


/s/ Carl H. Ricker, Jr.
------------------------                     Director
    Carl H. Ricker, Jr.


/s/ J. Rex Thomas
------------------------                     Director
    J. Rex Thomas


/s/ Samuel J. Wornom, III
-------------------------                    Director
 Samuel J. Wornom, III

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

3.01(1)          Articles of Incorporation of the Company

3.02(2)          Bylaws of the Company, as amended to date

4.01(1)          Specimen Common Stock Certificate of the Company

4.02 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long- term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.01(1,3)       Equity Incentive Plan

10.02(1,3)       Deferred Compensation Plan for Outside Directors

10.03(3,4)       Employment Agreement dated April 21, 2004 between B. Grant
                 Yarber and Capital Bank Corporation

10.04(3,4)       Employment Agreement dated April 16, 2004 between Richard W.
                 Edwards and Capital Bank Corporation.

10.05(3,5)       Change of Control Agreement dated May 3, 2004 between Karen H.
                 Priester and Capital Bank.

10.06(6) Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company.

10.07(2)         Agreement, dated November 2001 between Fiserv Solutions, Inc.
                 and the Company.

21               Subsidiaries of the Registrant

23               Consent of Independent Registered Public Accounting Firm

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

      4. Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004.

      5. Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2004.

      6. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2000.