Form 10-K/A
period 2004-12-31
CAPITAL BANK CORP
filed 2005-04-19
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 ---------------
                                 Amendment No.1

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

As of March 7, 2005, there were 6,593,787 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                                    Where
---------------------                                                    -----

1. Portions of the registrant's Proxy Statement for the Annual          Part III
Meeting of Shareholders to be held on May 26, 2005


Explanatory Note

On March 15, 2005, Capital Bank Corporation (the "Company') filed with the Securities and Exchange Commission (the "SEC") its Annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"). This Amendment No. 1 to the Annual Report on Form 10-K has been filed to correct a typographical error in the Report of Independent Registered Public Accounting Firm contained in Item 8 of Part II. No other items of the Annual Report are being amended and this Amendment does not reflect any events occurring after the filing of the original Annual Report.


                                     PART I



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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Bank Corporation

In our opinion, the consolidated balance sheets and the related statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Capital Bank Corporation at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP

Raleigh, North Carolina
March 10, 2005

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements and information listed below are included in this Amendment No. 1 to Form 10-K in Part I, Item 8:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 19th day of April, 2005.

                                     CAPITAL BANK CORPORATION





                                     By:   /s/ Richard W. Edwards
                                           -------------------------------------
                                           Richard W. Edwards
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description

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

21 *           Subsidiaries of the Registrant

23             Consent of Independent Registered Public Accounting Firm

31.01 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     1. Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999.
     2. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002.
     3. Denotes a management contract or compensatory plan, contract or arrangement.
     4. Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004.
     5. Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2004.
     6. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2000.
     *   Previously Filed