Form 10-K/A
period 2004-12-31
CAPITAL BANK CORP
filed 2005-04-28
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   -----------
                                Amendment No. 2

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

As of March 7, 2005, there were 6,593,787 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                                    Where
---------------------                                                    -----

1. Portions of the registrant's Proxy Statement for the Annual Meeting Part III of Shareholders to be held on May 26, 2005

Explanatory Note

On March 15, 2005, Capital Bank Corporation (the "Company") filed with the Securities and Exchange Commission (the "SEC") its annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"). On April 19, 2005, the Company filed Amendment No. 1 to the Annual Report ("Amendment No. 1") to correct a typographical error in the Report of Independent Registered Public Accounting Firm contained in Item 8 of Part II of the Annual Report. In reliance upon the Order of the SEC issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), the Company omitted from Item 9A of the Annual Report, as amended by Amendment No. 1, both the annual report of its management on internal control on financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 2 to the Annual Report on Form 10-K (this "Amendment No. 2") to provide the information that was omitted from Item 9A of the Annual Report, as amended by Amendment No. 1.

All other items of the Annual Report, as amended by Amendment No. 1, are refiled herein for the convenience of reference. No other items of the Annual Report, as amended by Amendment No. 1, are being amended and this Amendment No. 2 does not reflect any events occurring after the filing on March 15, 2005 of the original Annual Report, except for inclusion of the typographically corrected Report of Independent Registered Public Accounting Firm that was filed with Amendment No. 1.


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

Website Access to Capital Bank Corporation's Filings with the Securities and Exchange Commission

Since becoming an "accelerated filer," all of the Company's electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act have been made available at no cost on the Corporation's web site, www.capitalbank-nc.com, as soon as reasonably practicable after the Company filed such material with, or furnished it to, the SEC. The Company's SEC filings are also available through the SEC's web site at www.sec.gov. In addition, any reports the Company files with the SEC are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Item 8. Financial Statements and Supplementary Data.

Capital Bank Corporation
Consolidated Balance Sheets
December 31, 2004 and 2003

                        (In thousands, except share data)

                                                                                    2004          2003
                                                                                 -----------------------
                                            Assets
Cash and due from banks:
    Interest-earning                                                             $     971     $     569
    Noninterest earning                                                             22,036        21,839
Federal funds sold and short term investments                                            4         3,202
Investment securities - available for sale, at fair value (Note 4)                 140,946       160,216
Investment securities - held to maturity, at amortized cost (Note 4)                13,336            --
Federal Home Loan Bank stock (Note 5)                                                6,298         5,697

Loans-net of unearned income and deferred fees (Note 6)                            654,867       625,945
    Less allowance for loan losses                                                 (10,721)      (11,613)
                                                                                 ---------     ---------
    Net loans                                                                      644,146       614,332
                                                                                 ---------     ---------

Premises and equipment, net (Note 7)                                                15,608        14,190
Bank owned life insurance                                                           13,500         9,429
Deposit premium and goodwill, net (Note 3)                                          13,065        14,530
Deferred tax assets (Note 12)                                                        5,985         6,492
Accrued interest receivable and other assets                                         6,399         7,238
                                                                                 ---------     ---------
               Total assets                                                      $ 882,294     $ 857,734
                                                                                 =========     =========

                              Liabilities and Shareholders' Equity
Deposits (Note 8):
    Demand, non-interest bearing                                                 $  65,673     $  58,350
    Savings and interest bearing checking                                           93,116        84,701
    Money market deposit accounts                                                  100,319       115,751
    Time deposits less than $100,000                                               260,574       267,673
    Time deposits $100,000 and greater                                             135,294       103,144
                                                                                 ---------     ---------
       Total deposits                                                              654,976       629,619
                                                                                 ---------     ---------
Repurchase agreements and fed funds purchased (Note 9)                              16,755        11,014
Federal Home Loan Bank advances (Note 9)                                           102,320       114,591
Subordinated debentures (Note 11)                                                   20,620        20,620
Accrued interest payable and other liabilities                                       9,885         8,967
                                                                                 ---------     ---------
               Total liabilities                                                   804,556       784,811
                                                                                 ---------     ---------
Commitments and contingencies (Notes 13, 14, 16 and 17)
Shareholders' equity:
    Common stock, no par value; 20,000,000 shares authorized, 6,612,787
       and 6,541,495 issued and outstanding as of 2004 and 2003, respectively       68,341        67,381
    Accumulated other comprehensive income                                             305           377
    Retained earnings                                                                9,092         5,165
                                                                                 ---------     ---------
               Total shareholders' equity                                           77,738        72,923
                                                                                 ---------     ---------
               Total liabilities and shareholders' equity                        $ 882,294     $ 857,734
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Capital Bank Corporation

We have completed an integrated audit of Capital Bank Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP


Raleigh, North Carolina
March 10, 2005 with respect to our opinion relating to the consolidated financial statements and April 22, 2005 with respect to our opinions relating to internal control over financial reporting

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

Limitations on the Effectiveness of Controls. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

The Company plans to continue to evaluate the effectiveness of its disclosure controls and procedures and its internal control over financial reporting on an ongoing basis and will take action as appropriate.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in its report, which is included herein in Report of Independent Registered Public Accounting Firm in Item 8 of Part II.

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

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the section entitled "Proposal 3: Ratification of Appointment of Independent Accountants - Audit Fee Firm Summary" in the 2005 Proxy Statement.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 28th day of April, 2005.

                                       CAPITAL BANK CORPORATION


                                By:   /s/ Richard W. Edwards
                                     -------------------------------------
                                     Richard W. Edwards
                                     Chief Financial Officer

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on April 28, 2005.

      Signature                                 Title
      ---------                                 -----


/s/ B. Grant Yarber
------------------------    President and Chief Executive Officer and Director
  B. Grant Yarber                    (Principal Executive Officer)


/s/ Richard W. Edwards
------------------------                Chief Financial Officer
  Richard W. Edwards                 (Principal Financial Officer)


/s/ Steven E. Crouse
------------------------              Chief Accounting Officer
  Steven E. Crouse                  (Principal Accounting Officer)


          *
------------------------                     Director
   Charles F. Atkins


          *
------------------------                     Director
  William C. Burkhardt


          *
------------------------                     Director
   Leopold I. Cohen


          *
------------------------         Vice Chairman of the Board of Directors
   William R. Gilliam


          *
------------------------                     Director
   John F. Grimes, III


          *
------------------------                     Director
    Robert L. Jones

          *
------------------------          Chairman of the Board of Directors
  Oscar A. Keller, III


          *
------------------------                     Director
  Oscar A. Keller, Jr.


          *
------------------------                     Director
  James D. Moser, Jr.


          *
------------------------                     Director
 George R. Perkins, III


          *
------------------------                     Director
     Don W. Perry


          *
------------------------                     Director
    Carl H. Ricker, Jr.


          *
------------------------                     Director
    J. Rex Thomas


          *
-------------------------                    Director
 Samuel J. Wornom, III



* /s/ Richard W. Edwards
  ------------------------
  Richard W. Edwards
  Attorney-in-fact

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