Form 10-Q
period 2005-03-31
CAPITAL BANK CORP
filed 2005-05-09
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

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

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
               ---------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

As of May 6, 2005 there were 6,568,690 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                        Page No.
   Item 1. Financial Statements

   Condensed consolidated statements of financial condition at March 31, 2005
        (Unaudited) and December 31, 2004                                               1
   Condensed consolidated statements of income for the three months
        ended March 31, 2005 and 2004 (Unaudited)                                       2
   Condensed consolidated statements of changes in shareholders' equity for
        the three months ended March 31, 2005 and 2004 (Unaudited)                      3
   Condensed consolidated statements of cash flows for the three months
        ended March 31, 2005 and 2004 (Unaudited)                                   4 - 5
   Notes to condensed consolidated financial statements                            6 - 10

   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                     10 - 25

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                  25

   Item 4. Controls and Procedures                                                25 - 26

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                           26

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                 26

   Item 3. Defaults Upon Senior Securities                                             26

   Item 4. Submission of Matters to a Vote of Security Holders                         26

   Item 5. Other Information                                                           26

   Item 6. Exhibits                                                                    27

   Signatures                                                                          28

Item 1.  Financial Statements
CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2005 and December 31, 2004

                                                               March 31,    December 31,
                                                                 2005          2004
----------------------------------------------------------------------------------------
                                    (Dollars in thousands)    (Unaudited)
ASSETS
Cash and due from banks:
   Interest earning                                            $     369     $     971
   Noninterest earning                                            28,340        22,036
Federal funds sold and short term investments                      4,611             4
Investment securities - available for sale, at fair value        139,575       140,946
Investment securities - held to maturity, at amortized cost       14,046        13,336
Federal Home Loan Bank stock                                       6,345         6,298
Loans - net of unearned income and deferred fees                 647,922       654,867
Allowance for loan losses                                        (10,372)      (10,721)
                                                               ---------     ---------
      Net loans                                                  637,550       644,146
                                                               ---------     ---------
Premises and equipment, net                                       15,691        15,608
Bank owned life insurance                                         13,632        13,500
Deposit premium and goodwill, net                                 13,011        13,065
Deferred tax assets                                                6,516         5,985
Accrued interest receivable and other assets                       7,626         6,399
                                                               ---------     ---------
         Total assets                                          $ 887,312     $ 882,294
                                                               =========     =========

LIABILITIES
Deposits:
   Demand, noninterest bearing                                 $  64,744     $  65,673
   Savings and interest bearing demand deposits                  202,662       193,435
   Time deposits                                                 394,772       395,868
                                                               ---------     ---------
      Total deposits                                             662,178       654,976
                                                               ---------     ---------
Repurchase agreements and federal funds purchased                 14,346        16,755
Federal Home Loan Bank advances                                  100,864       102,320
Subordinated debentures                                           20,620        20,620
Accrued interest payable and other liabilities                    12,339         9,885
                                                               ---------     ---------
         Total liabilities                                       810,347       804,556
                                                               ---------     ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
   6,565,042 and 6,612,787 issued and outstanding as of
   March 31, 2005 and December 31, 2004, respectively             67,468        68,341
Retained earnings                                                 10,253         9,092
Accumulated other comprehensive income (loss)                       (756)          305
                                                               ---------     ---------
         Total shareholders' equity                               76,965        77,738
                                                               ---------     ---------
         Total liabilities and shareholders' equity            $ 887,312     $ 882,294
                                                               =========     =========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2005 and 2004

                                                                 2005            2004
----------------------------------------------------------------------------------------
                     (In thousands except per share data)            (Unaudited)
Interest income:
   Loans and loan fees                                       $     9,742     $     8,471
   Investment securities                                           1,697           1,718
   Federal funds and other interest income                            17              42
                                                             -----------     -----------
      Total interest income                                       11,456          10,231
                                                             -----------     -----------
Interest expense:
   Deposits                                                        3,182           2,862
   Borrowings and repurchase agreements                            1,368           1,100
                                                             -----------     -----------
      Total interest expense                                       4,550           3,962
                                                             -----------     -----------
      Net interest income                                          6,906           6,269
Provision (credit) for loan losses                                  (250)            116
                                                             -----------     -----------
      Net interest income after provision for loan losses          7,156           6,153
                                                             -----------     -----------
Noninterest income:
   Service charges and other fees                                    657             727
   Mortgage banking revenues                                         272             337
   Net gain on sale of securities                                      6              13
   Other noninterest income                                          405             524
                                                             -----------     -----------
      Total noninterest income                                     1,340           1,601
                                                             -----------     -----------
Noninterest expenses:
   Salaries and employee benefits                                  3,149           2,842
   Occupancy                                                         614             572
   Furniture and equipment                                           367             365
   Data processing                                                   311             322
   Advertising                                                       216             202
   Amortization of deposit premium                                    54              65
   Other expenses                                                  1,439           1,269
                                                             -----------     -----------
      Total noninterest expenses                                   6,150           5,637
                                                             -----------     -----------
         Income before income tax expense                          2,346           2,117
Income tax expense                                                   791             737
                                                             -----------     -----------
         Net income                                          $     1,555     $     1,380
                                                             ===========     ===========

Earnings per share - basic                                   $      0.23     $      0.21
                                                             ===========     ===========
Earnings per share - diluted                                 $      0.22     $      0.20
                                                             ===========     ===========

Weighted average shares
   Basic                                                       6,754,576       6,688,946
                                                             ===========     ===========
   Fully diluted                                               6,941,776       6,886,567
                                                             ===========     ===========

See Notes to Condensed Consolidated Financial Statements

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2005 and 2004

                             (Dollars in thousands)

                                           Shares of                      Other
                                            Common         Common      Comprehensive    Retained
                                             Stock         Stock          Income        Earnings        Total
                                          ----------     ----------    -------------   ----------     ----------
                                                                        (Unaudited)
Balance at January 1, 2004                 6,541,495     $   67,381     $      377     $    5,165     $   72,923
Issuance of common stock
   for options exercised                      29,637            343             --             --            343
Net income                                        --             --             --          1,380          1,380
Other comprehensive income                        --             --          1,123             --          1,123
                                                                                                      ----------
   Comprehensive income                                                                                    2,503
                                                                                                      ----------
Dividends ($0.05 per share)                       --             --             --           (329)          (329)
                                          ----------     ----------     ----------     ----------     ----------
Balance at March 31, 2004                  6,571,132     $   67,724     $    1,500     $    6,216     $   75,440
                                          ==========     ==========     ==========     ==========     ==========

Balance at January 1, 2005                 6,612,787     $   68,341     $      305     $    9,092     $   77,738
Repurchase of outstanding common stock       (50,000)    $     (892)    $       --     $       --           (892)
Issuance of common stock
   for options exercised                       2,255             19             --             --             19
Net income                                        --             --             --          1,555          1,555
Other comprehensive loss                          --             --         (1,061)            --         (1,061)
                                                                                                      ----------
   Comprehensive income                                                                                      494
                                                                                                      ----------
Dividends ($0.06 per share)                       --             --             --           (394)          (394)
                                          ----------     ----------     ----------     ----------     ----------
Balance at March 31, 2005                  6,565,042     $   67,468     $     (756)    $   10,253     $   76,965
                                          ==========     ==========     ==========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004

                                                                   2005         2004
-------------------------------------------------------------------------------------
                                             (In thousands)           (Unaudited)
Cash Flows From Operating Activities
   Net income                                                   $  1,555     $  1,380
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of deposit premium                                 54           65
      Depreciation                                                   362          362
      Net gains on sale of securities available for sale              (6)         (13)
      Change in held for sale loans                               (1,550)       2,613
      Amortization of premiums on securities, net                     76          173
      Deferred income tax expense                                    135          272
      Provision (credit) for loan losses                            (250)         116
      Changes in assets and liabilities:
        Accrued interest receivable and other assets              (1,243)         257
        Accrued interest payable and other liabilities             2,457          413
      Other operating activities, net                                 --            9
                                                                --------     --------
          Net cash provided by operating activities                1,590        5,647
                                                                --------     --------
Cash Flows From Investing Activities
   Loan (originations) repayments, net                             8,280      (19,893)
   Additions to premises and equipment                              (445)        (770)
   Net (purchase) sales of Federal Home Loan Bank stock              (47)         852
   Purchase of securities available for sale                      (7,491)     (17,643)
   Purchase of securities held to maturity                          (973)          --
   Proceeds from maturities of securities available for sale       4,637        9,009
   Proceeds from sales of securities available for sale            2,430       16,013
   Proceeds from maturities of securities held to maturity           261           --
   Other investing activities, net                                    --            7
                                                                --------     --------
          Net cash provided by (used in)
          investing activities                                     6,652      (12,425)
                                                                --------     --------
Cash Flows From Financing Activities
   Net increase in deposits                                        7,202       49,198
   Net decrease in repurchase agreements                          (2,409)      (1,092)
   Net decrease in borrowings                                     (1,456)     (17,068)
   Cash dividends paid                                              (397)        (328)
   Issuance of common stock for options                               19          343
   Purchase of common stock                                         (892)          --
                                                                --------     --------
          Net cash provided by financing activities                2,067       31,053
                                                                --------     --------
          Net change in cash and cash equivalents                 10,309       24,275
   Cash and cash equivalents:
      Beginning of period                                         23,011       25,610
                                                                --------     --------
      Ending at March 31                                        $ 33,320     $ 49,885
                                                                ========     ========

                                                        (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Three Months Ended March 31, 2005 and 2004

                                                              2005        2004
--------------------------------------------------------------------------------
                                      (In thousands)             (Unaudited)

Supplemental Disclosure of Cash Flow Information
   Transfer from loans to real estate acquired
      through foreclosure                                   $    116    $    310
                                                            ========    ========

   Dividends payable                                        $    394    $    329
                                                            ========    ========

   Cash paid for:
      Income taxes                                          $    223    $     63
                                                            ========    ========

      Interest                                              $  4,414    $  3,875
                                                            ========    ========

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiary, Capital Bank (the "Bank"). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's comprehensive income for the three month period ended March 31, 2005 and 2004 are as shown in the Company's Consolidated Statements of Changes in Shareholder's Equity for the three months ended March 31, 2005 and 2004 (unaudited). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect and are as follows:

                                                                  As of March 31,
                                                                 2005         2004
                                                              ---------------------
(Dollars in thousands)                                              (Unaudited)
Unrealized (losses) gains on securities available for sale    $ (1,721)    $  1,852
Reclassification of gains recognized in net income                  (6)         (13)
Income tax benefit (expense)                                       666         (716)
                                                              --------     --------
Other comprehensive income (loss)                             $ (1,061)    $  1,123
                                                              ========     ========

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2005 and 2004, respectively:

                                                                  2005           2004
                                                              --------------------------
(Dollars in thousands)                                                (Unaudited)
Three month periods ended March 31, 2005 and 2004:

   Income available to shareholders - basic and diluted       $     1,555    $     1,380
                                                              ===========    ===========
Shares used in the computation of earnings per share:
   Weighted average number of shares outstanding - basic        6,754,576      6,688,946
   Incremental shares from assumed exercise of stock
      options                                                     187,200        197,621
                                                              -----------    -----------
   Weighted average number of shares outstanding - diluted      6,941,776      6,886,567
                                                              ===========    ===========

Options to purchase approximately 692,000 shares of common stock were used in the diluted calculation for the first quarter of 2005. An aggregate of 36,250 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock during the first quarter of 2005.

4. Stock Based Compensation

The Company has a stock option plan under which options to purchase Company common stock may be granted periodically to certain employees. Grants of options are made by the Board of Directors or its Compensation Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions.

The Company accounts for stock options under the provisions of APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. However, under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with certain assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates.

Under SFAS No. 148 ("FAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes: (i) the method of accounting for stock options; (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date. These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes.

The Company granted 1,000 options to purchase its shares of common stock at a weighted average price of $18.37 during the first three months of 2005. For the three month period ended March 31, 2005, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                               2005       2004
                                                             ------------------
(Dollars in thousands)                                           (Unaudited)
Three month periods ended March 31, 2005 and 2004:

Net income, as reported                                      $ 1,555    $ 1,380
Add: Stock-based employee compensation expenses included
   in reported net income, net of tax effects                     --         --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                    (48)       (42)
                                                             ------------------
Pro forma net income                                         $ 1,507    $ 1,338
                                                             ==================

Earnings per share:
Basic - as reported                                          $  0.23    $  0.21
Basic - pro forma                                            $  0.22    $  0.20
Diluted - as reported                                        $  0.22    $  0.20
Diluted - pro forma                                          $  0.22    $  0.19

The implementation of SFAS 123R has been delayed and will not take effect until January 1, 2006. Additional details on the impact for the Company is included in the Company's Annual Report on Form 10-K, as amended, in footnote 1 to the Note to Consolidated Financial Statements.

5. Investment Securities

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

                                                 (Unaudited)
(Dollars in thousands)           Less Than 12 Months    12 Months or Greater           Total
                               ----------------------------------------------------------------------
                                           Unrealized              Unrealized              Unrealized
Description of Security        Fair Value    Losses    Fair Value    Losses    Fair Value    Losses
-----------------------------------------------------------------------------------------------------
Available for sale
Direct obligations of U.S.
   government agencies          $ 15,891    $    192    $ 16,842    $    674    $ 32,733    $    866
Municipal bonds                    2,204          33       2,409         100       4,613         133
Federal agency mortgage-
   backed securities              53,358         531      15,433         463      68,791         994
                                --------------------------------------------------------------------
                                  71,453         756      34,684       1,237     106,137       1,993
                                --------------------------------------------------------------------
Held to maturity
Direct obligations of U.S.
   government agencies             4,927          71          --          --       4,927          71
Municipal bonds                      293           7          --          --         293           7
Federal agency mortgage-
   backed securities               7,650         126          --          --       7,650         126
                                --------------------------------------------------------------------
                                  12,870         204          --          --      12,870         204
                                --------------------------------------------------------------------
                                $ 84,323    $    960    $ 34,684    $  1,237    $119,007    $  2,197
                                ====================================================================

Government Agency Obligations. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company's investment in agency mortgage-backed securities issued by FNMA, FHLMC, and GNMA were caused by interest rate increases. The Company purchased most of these investments at either a discount or a premium relative to their face amount, and the contractual cash flows of each is guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

6. Loans

The composition of the loan portfolio by loan classification at March 31, 2005 and December 31, 2004 is as follows:

                                                       March 31,    December 31,
(Dollars in thousands)                                   2005          2004
                                                       ---------    ---------

Commercial                                             $ 527,306    $ 531,834
Consumer                                                  31,990       34,865
Home equity lines                                         61,989       61,925
Residential mortgages                                     26,287       26,020
                                                       ---------    ---------
                                                         647,572      654,644
Plus deferred loan costs, net                                350          223
                                                       ---------    ---------
                                                       $ 647,922    $ 654,867
                                                       =========    =========

Loans held for sale as of March 31, 2005 and December 31, 2004 were $4.9 million and $3.4 million, respectively, and were included in the residential mortgage category.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

The following discussion presents an overview of the unaudited financial statements for the three month period ended March 31, 2005 and 2004 for Capital Bank Corporation (the "Company") and its wholly owned subsidiary. This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in this discussion and analysis, and the Company's periodic reports and other filings with the Securities and Exchange Commission ("the SEC").

Risk Factors

You should consider the following material risk factors carefully before deciding to invest in Capital Bank Corporation securities. Additional risks and uncertainties not presently known to us, that we may currently deem to be immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impact our business operations. If any of the events described below occur, the Company's business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company's common stock may decline, in which case the value of your investment may decline as well.

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

We also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements including those imposed by the SEC may adversely affect our ability to operate profitably.

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

We may also expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening which could decrease the Company's reported earnings.

Compliance  with  Changing   Regulation  of  Corporate   Governance  and  Public
Disclosure May Result in Additional Risks and Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new federal securities regulations, are creating uncertainty for us. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of our internal control over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation committees, our Chief Executive Officer, our Chief Financial Officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of the state of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Capital Bank (the "Bank"). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries.

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

The Bank offers non-insured investment products and services by Capital Bank Financial Services through a partnership with Capital Investment Group, a leading Raleigh, North Carolina based broker-dealer. The Bank employs commission-based financial advisors to offer full-service brokerage to individual and corporate customers.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for subordinated debentures ("the Debentures"), which are the sole assets of the Trust. A portion of the proceeds from the issuance of the Debentures were used by the Company to repurchase shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities.

The Company has no operations other than those of its subsidiaries.

Executive Summary

As discussed in more detail below, the following is a brief summary of certain of our significant quarterly results:

      o The Company recorded an increase in net income for the first quarter 2005 compared to the first quarter of 2004. Net income for the quarter was $1.6 million, or $0.22 per fully diluted share, compared to $1.4 million, or $0.20 per fully diluted share, in the first quarter of 2004.

      o For the three months ended March 31, 2005, the credit for loan losses was $(250,000) compared to a provision of $116,000 for the three months ended March 31, 2004. Net charge-offs for the three months ended March 31, 2005 were $99,000 or 0.06% of average loans, compared to $508,000, or 0.32% of average loans, for the three months ended March 31, 2004. The significant decline in the provision expense during the quarter was primarily due to a decline in the volume of charged-off loans and a decrease in the size of the loan portfolio in the first quarter.

      o Net interest income increased $637,000, or approximately 10%, from $6.3 million for the three month period ended March 31, 2004, to $6.9 million for the same period in 2005. The Company's net interest margin increased compared to first quarter of 2004 by 34 basis points to 3.53% in first quarter of 2005. Net interest margin improved primarily due to seven 25 basis point increases in the Federal Reserve Open Market Committee's benchmark federal funds rate beginning on June 30, 2004.

      o Noninterest income for the three month period ended March 31, 2005, was $1.3 million compared to $1.6 million for the same period in 2004, a decrease of 16%. The largest single component of the decline was due to gains of $108,000 recorded in the first quarter of 2004 on the sale of repossessed property compared to losses of $17,000 during the same period of 2005.

      o Noninterest expense was $6.2 million for the three month period ended March 31, 2005 compared to $5.6 million for the same period of 2004. Increases in salaries and employee benefits, the largest noninterest expense category, were the primary cause of the overall noninterest expense increase as those costs moved to $3.1 million for the three month period ended March 31, 2005 from $2.8 million for the same period in 2004. This increase was primarily due to an increase in the number of personnel employed by the Company and management's intention to maintain adequate staffing to meet customer's needs and keep pace with expected growth.

Financial Condition

Total consolidated assets of the Company at March 31, 2005 were $887.3 million compared to $882.3 million at December 31, 2004, an increase of $5.0 million, or almost 1%. Overall growth in the balance sheet was due to modest internal growth resulting primarily from a successful core deposit campaign during the first quarter of 2005.

On March 31, 2005, loans, including loans held for sale of $4.9 million, were $647.9 million, down $6.9 million, or 1%, from December 31, 2004. The net decrease is due to lower than anticipated loan growth coupled with the prepayment by certain customers of their outstanding loans from the Company. While many customers sought fixed rate loans in anticipation of continued increases in interest rates on variable rate loans, the Company continued to price fixed rate loans at rates which provide an appropriate spread to its funding costs. As a result, the Company has lost several loans to other institutions willing to provide lower rates. The actual number of notes originated during the quarter was higher than the number originated in the fourth quarter.

At March 31, 2005, investment securities were $160.0 million, down $614,000 from December 31, 2004. The decline primarily reflects a drop in the market value of bonds in the portfolio as market rates increased along with increases in the federal funds rate. Federal funds sold and short term investments were $4.6 million, up $4.6 million from December 31, 2004. At year end, the Company was in a federal funds purchased position, however increases in deposits later in the quarter and a decrease in the loan portfolio over the first quarter of 2005 resulted in additional short term liquidity at quarter end.

Earning assets represented 91.6% of total assets as of March 31, 2005. The allowance for loan losses as of March 31, 2005 was $10.4 million and represented approximately 1.60% of total loans and 1.61% of loans excluding those held for sale at the end of the period. The allowance for loan losses decreased $349,000, from the December 31, 2004 balance of $10.7 million. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio. See "Asset Quality" for further discussion of the allowance for loan losses.

Deposits as of March 31, 2005 were $662.2 million, an increase of $7.2 million, or 1%, from December 31, 2004. The overall net growth was primarily the result of strong internal growth fueled by a successful core deposit campaign during the first quarter. One of the Company's highest priorities for 2005 is the growth of non-time deposits including demand deposit accounts ("DDA") and money market accounts. During the first three months of 2005, the Company experienced a net decrease of $1.1 million, or 0.3%, in certificates of deposit ("CDs") compared to December 31, 2004. In the first quarter of 2004, the Company had a deposit campaign which originated a significant number of thirteen month CDs. These thirteen month CDs will continue to mature through early May. In addition, the Company has not aggressively priced certain maturing CDs where the customer has no other banking relationship with the Company. Certificates of deposit represented 59.6% of total deposits at March 31, 2005 compared to 60.4% at December 31, 2004.

Noninterest bearing DDAs decreased to $64.7 million at March 31, 2005, a decrease of $929,000, or 1%, from $65.7 million at December 31, 2004. During the first quarter of 2005, the Company focused on gathering money market accounts and, accordingly, the Bank began an advertising and promotional campaign designed to attract more of those types of deposits. As a result of the campaign, savings, interest bearing DDAs, and money market accounts increased to $202.7 million at March 31, 2005, an increase of $9.2 million, or 5%, from $193.4 million at December 31, 2004.

Total consolidated shareholders' equity was $77.0 million as of March 31, 2005, a decrease of $773,000 from December 31, 2004. Retained earnings increased by $1.2 million reflecting the net income during the three month period ended March 31, 2005 less dividends paid during that same time, offset by a $1.1 million decline in accumulated other comprehensive income due to declines in the market value of the investment portfolio. Common stock decreased by $873,000 as a result of repurchases of the Company's stock pursuant to an approved repurchase plan. See Part I - Consolidated Statements of Changes in Shareholders' Equity for additional information and Part II Item 2 for details of the share repurchase.

Results of Operations

Three month period ended March 31, 2005
---------------------------------------

For the three month period ended March 31, 2005, the Company reported net income of $1.6 million, or $.22 per diluted share, compared to net income of $1.4 million or $.20 per diluted share, for the three month period ended March 31, 2004. The improved net income was due to improved net interest margins and a lower provision for loan losses for the comparable periods.

Net interest income increased $637,000, or approximately 10%, from $6.3 million for the three month period ended March 31, 2004, to $6.9 million for the same period in 2005. Average earning assets increased $6.6 million period over period while average interest bearing liabilities decreased $3.2 million. The net interest margin on a fully taxable equivalent basis increased 34 basis points quarter-over-quarter to 3.53% for the three month period ended March 31, 2005 from 3.19% for the same time period for 2004. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee ("FOMC"), resulting in seven corresponding increases in the prime interest rate starting on June 30, 2004. The Company's balance sheet remains asset-sensitive and, as a result, its interest earning assets reprice quicker than its interest bearing liabilities. Since June 30, 2004 the Bank has increased its prime rate by 175 basis points to 5.75% in response to FOMC rate increases. The FOMC met again on May 3, 2005 and increased rates by another 25 basis points.

The following table shows the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                   Three Months Ended March 31, 2005 and 2004
              (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                          2005                                   2004
                                          --------------------------------------------------------------------------
                                           Average       Amount       Average     Average       Amount       Average
                                           Balance       Earned        Rate       Balance       Earned        Rate
                                          --------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                              $ 533,246    $   7,927        6.03%    $ 482,844    $   6,344        5.26%
  Consumer                                   31,823          567        7.23%       39,149          663        6.77%
  Home equity                                61,913          874        5.73%       59,299          722        4.87%
  Residential mortgages (3)                  25,447          374        5.96%       47,972          742        6.19%
                                          -------------------------------------------------------------------------
Total loans                                 652,429        9,742        6.06%      629,264        8,471        5.38%
Investment securities (4)                   157,963        1,861        4.78%      162,290        1,886        4.65%
Federal funds sold and other
    interest on short term investments        2,571           17        2.68%       14,847           42        1.13%
                                          -------------------------------------------------------------------------
Total interest earning assets               812,963    $  11,620        5.80%      806,401    $  10,399        5.16%
                                                       =====================                  =====================
Cash and due from banks                      22,466                                 24,022
Other assets                                 55,346                                 51,765
Allowance for loan losses                   (10,863)                               (11,715)
                                          ---------                              ---------
Total assets                              $ 879,912                              $ 870,473
                                          =========                              =========

Liabilities and Equity
Savings deposits                          $  15,751    $      10        0.26%    $  17,287    $      11        0.25%
Interest-bearing demand deposits            174,133          638        1.49%      184,229          493        1.07%
Time deposits                               395,926        2,534        2.60%      387,597        2,358        2.43%
                                          -------------------------------------------------------------------------
Total interest bearing deposits             585,810        3,182        2.20%      589,113        2,862        1.94%
Borrowed funds                              106,541        1,019        3.88%      110,760          869        3.14%
Trust preferred debt                         20,620          276        5.43%       20,620          216        4.19%
Repurchase agreements                        15,480           73        1.91%       11,183           15        0.54%
                                          -------------------------------------------------------------------------
  Total interest-bearing liabilities        728,451    $   4,550        2.53%      731,676    $   3,962        2.17%
                                                       =====================                  =====================
Non-interest bearing deposits                61,977                                 55,919
Other liabilities                            11,008                                  8,399
                                          ---------                              ---------
Total liabilities                           801,436                                795,994
Shareholders' equity                         78,476                                 74,479
                                          ---------                              ---------
 Total liabilities and equity             $ 879,912                              $ 870,473
                                          =========                              =========

Net interest spread (5)                                                 3.26%                                  2.99%

Tax equivalent adjustment                              $     164                              $     168

Net interest income and net
  interest margin (6)                                  $   7,070        3.53%                 $   6,437        3.19%

(1) The taxable equivalent basis is computed using a blended federal and state tax rate of approximately 38%.

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

Yields on commercial loans, home equity and consumer loans increased 77 basis points, 86 basis points and 46 basis points, respectively, in the first quarter of 2005 compared to the same period in 2004. Higher yields in 2005 reflect the increase in the prime rate charged by the Bank between those two periods. Variable rate loans made up approximately 69.3% of the total loan portfolio at March 31, 2005 compared to 67.3% at March 31, 2004.

The yield on investment securities on a tax-equivalent basis increased from 4.65% in the first quarter of 2004 to 4.78% in the first quarter of 2005. The investment yield in 2004 was negatively affected by higher premium amortizations on mortgage backed securities ("MBS") as the average expected lives of the MBS portfolio were shortened due to significant prepayments of the underlying mortgage loans. MBS premium amortizations were approximately $76,000 in the first quarter of 2005 compared to approximately $169,000 for the same period in the prior year. Longer term rates have increased much less significantly than short-term rates. The majority of the investment portfolio is in longer maturity investments and, as a result, the Company's yield on investments will not increase rapidly if long term rates begin to increase.

The rate paid on CDs increased from 2.43% to 2.60% from March 31, 2004 compared to the same period in 2005, a 17 basis point rise, as new certificates were opened at higher rates due to the rising interest rate environment. Rates on shorter maturity CDs have increased significantly with the FOMC interest rate increases and management anticipates the Bank's CD funding costs will increase on a quarterly basis going forward, especially as the thirteen month CDs mature and are repriced.

The rate on borrowings increased year over year from 3.15% to 3.88%. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of the outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps has been to reduce interest and, accordingly, the net effective rate paid on those advances. As short-term interest rates have increased following the FOMC rate increases, the overall effective yield on borrowings has increased. The increases in short-term rates are also responsible for the increase in the cost of the Company's subordinated debentures.

For the three month period ended March 31, 2005, the credit for loan losses was $(250,000) compared to a provision of $116,000 for the same period in 2004, a decrease of approximately $366,000. The decline in 2005 was primarily due to a reduction in charge offs during the three month period ended March 31, 2005, which dropped to $99,000 from $508,000 recorded in the same period of 2004, improvements in the risk rating classifications of certain loans contained in the portfolio and overall reduction of the loan portfolio as discussed above. See "Asset Quality" for further discussion of the allowance for loan losses.

Noninterest income for the three month period ended March 31, 2004, was $1.3 million compared to $1.6 million for the same period in 2004, a decrease of $261,000, or 16%. The largest single component of this decrease was a decline of $119,000, or 23% in other noninterest income. This decrease was the result of net gains of approximately $108,000 on sales of repossessed property recorded in the first quarter of 2004 compared to net losses of approximately $17,000 for the same period in 2005. Mortgage production, another large component of noninterest income, was impacted by industry wide lower origination volumes caused by higher mortgage interest rates. Mortgage revenues fell 19% to $272,000 in the first quarter of 2005 from $337,000 earned in the three month period ended March 31, 2004. Deposit service charges and other fees also decreased from $727,000 as of March 31, 2004 to $657,000 as of the same period in 2005. This decrease is primarily due to a decrease in the number of deposit accounts on which the fees are being charged due to the sale of three branches in the latter part of 2004. Non-sufficient funds ("NSF") fees, one of the components of deposit service charges and other fees, decreased to $441,000 during the three months ended March 31, 2005 from $474,000 during the same period in 2004, also a result of the decline in the number of deposit accounts on which these fees are charged as a result of the branch sale and also a decrease in the number of NSF occurrences. ATM fees, which are fees charged to individuals who are not customers of the Bank, were not affected by the branch sale and increased 32%, from $72,000 in the three month period ended March 31, 2004 to $95,000 in the three month period ended March 31, 2005.

Noninterest expense for the three month period ended March 31, 2005 was $6.2 million compared to $5.6 million for the corresponding period in 2004. Salaries and employee benefits, representing the largest noninterest expense category, increased to $3.1 million for the three month period ended March 31, 2005, from $2.8 million for the same period in 2004. This increase reflects an increase in the number of personnel employed by the Company consistent with management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. As of March 31, 2005, the Company had 241 full-time equivalent employees ("FTEs") compared to 204 for the same date in 2004 and 227 at December 31, 2004. Almost a third of the increased FTEs are commissioned positions added in the mortgage and retail brokerage areas.

Increases in noninterest expense also reflect a significant increase in professional fees. Professional fees increased 56%, or $115,000, to $322,000 for the three month period ended March 31, 2005 from $207,000 for the same period in 2004. Specific items within this category include legal collection expenses, which increased approximately $54,000 to $89,000 for the period ended March 31, 2005 from $35,000 for the same period in 2004 and consulting, which increased approximately $54,000 to $80,000 in 2005 from $26,000 in the comparable prior year period.

Occupancy costs, the second largest component of noninterest expenses, increased $42,000, or 7%, to $614,000 for the three month period ended March 31, 2005 from $572,000 for the same period in 2004. This increase is primarily the result of an increased number of locations as the Company has expanded its branch presence into Greensboro and Wake Forest, North Carolina and has added an additional branch in the Asheville, North Carolina area during the third quarter. In addition, the Company moved its operations center to a new facility to centralize the operations and credit administration functions during the early part of 2004. The Bank also opened a new branch in Pittsboro during the second quarter of 2005 and plans to relocate another branch in Cary late in the second quarter of 2005.

The Company's effective tax rate for the first quarter of 2005 was 33.7% compared to 34.8% for the comparable period of 2004. The Company forecasts it taxable and non-taxable income and calculates the effective tax rate for the entire year which is then applied to the three month period. The changes in the effective tax rate are due to changes in forecasted levels of taxable and tax exempt income and the decline for these comparable periods primarily reflects the addition of nontaxable income as the result of a purchase of bank owned life insurance in the latter part of 2004.

The Company recorded an income tax expense of $791,000 during the three month period ended March 31, 2005 compared to an expense of $737,000 during the same period in 2004. At March 31, 2005, the Company had net deferred tax assets of $6.5 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements and the mark-to-market of unrealized security losses.

Asset Quality

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer performs an annual review of all loans that exceed a predetermined threshold amount, all unsecured loans over a predetermined loan amount, a sampling of loans within a lender's authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and will report on a sampling of loans each month to the Loan Committee of the Bank's Board of Directors. On an as needed basis, the Bank will hire an outside third party firm to review the Bank's loan portfolio to ensure quality standards and reasonableness of risk assessment.

The Company calculates the amount of allowance needed to cover probable losses in the portfolio by applying a reserve percentage to each risk grade. Consumer loans and mortgages are not risk graded, but a percentage is reserved for these loans based on historical losses. The reserve percentages have been developed based on historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The allowance is adjusted accordingly to an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a credit provision of $250,000 for the three month period ended March 31, 2005 compared to an expense of $116,000 for the same period in the prior year. The significant decline in the provision expense during the quarter was primarily due to a decline in the volume of charged-off loans and a decrease in the size of the loan portfolio from December 31, 2004 to March 31, 2005. In addition, the quantitative and qualitative analysis of reserves showed an overall improvement in the risk inherent in the portfolio, despite the increase in nonperforming loans. Loan loss reserves were 1.60% and 1.64% of gross loans, respectively, as of March 31, 2005 and December 31, 2004. Loan loss reserves as a percent of loans excluding loans held for sale were 1.61% and 1.65% as of March 31, 2005 and December 31, 2004, respectively. The following table presents an analysis of changes in the allowance for loan losses for the three month period ended March 31, 2005 and 2004, respectively:

                                                              Three Months
                                                             Ended March 31,
                                                           2005          2004
                                                         --------      --------
(Dollars in thousands)
Allowance for loan losses, beginning of period           $ 10,721      $ 11,613
Net charge-offs:
    Loans charged off:
    Commercial                                                 96           447
    Consumer                                                  159           185
    Mortgage                                                   51            --
                                                         --------      --------
         Total charge-offs                                    306           632
                                                         --------      --------
    Recoveries of loans previously charged off:
    Commercial                                                201            54
    Consumer                                                    6             4
    Mortgage                                                   --            66
                                                         --------      --------
         Total recoveries                                     207           124
                                                         --------      --------
         Total net charge-offs                                 99           508
                                                         --------      --------
    Loss provisions (credits) charged to operations          (250)          116
                                                         --------      --------
Allowance for loan losses, end of period                 $ 10,372      $ 11,221
                                                         ========      ========

Net charge-offs to average loans during the
period (annualized)                                          0.06%         0.32%
Allowance as a percent of gross loans                        1.60%         1.75%
Allowance as a percent of gross loans excluding
    loans held for sale                                      1.61%         1.75%

Net charge-offs have declined, as management has allocated significant resources to improving the overall credit quality of the loan portfolio. Management believes these efforts will result in lower net charge-offs during 2005 than in 2004 and 2003, however, material changes in economic and other factors could effect net charge-offs for 2005.

The following table presents an analysis of nonperforming assets as of March 31, 2005 and 2004 and December 31, 2004:

                                                   March 31,        December 31,
                                               2005        2004        2004
                                             --------    --------    --------
(Dollars in thousands)
Nonaccrual loans:
   Commercial and commercial real estate     $  5,797    $  3,339    $  3,964
   Mortgage                                     1,880       1,980       1,898
   Construction                                 2,374         580       1,622
   Consumer                                       195         252         312
   Equity lines                                   323         326         415
                                             --------    --------    --------
      Total nonaccrual loans                   10,569       6,477       8,211
   Foreclosed property held                       431         416         418
                                             --------    --------    --------
      Total nonperforming assets             $ 11,000    $  6,893    $  8,629
                                             ========    ========    ========

Nonperforming loans to total loans               1.63%       1.01%       1.32%
Nonperforming assets to total assets             1.24%       0.77%       0.98%
Allowance coverage of nonperforming loans          98%        173%        131%

On March 31, 2005, nonperforming assets were $11.0 million, a $2.3 million increase from year end 2004. The majority of the Company's nonperforming loans are secured by real estate and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate significant losses associated with the nonperforming loans or the increase during the quarter in nonperforming loans.

The increase in nonperforming loans during the quarter was largely attributable to five customers. These loans are primarily secured by real estate and, in some instances the Company is receiving payments on the loans. One loan reached nonperforming status largely due to delays in preparing and closing on a renewed note after the current note matured in the fourth quarter of 2004.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no impaired loans at March 31, 2005 or December 31, 2004 compared to $3.0 million at March 31, 2004. Average impaired loans during the first quarter of 2004 were also $3.0 million.

The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by both management and third party credit review firms and includes the accumulation of related data such as loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss. The Company's determination of the allowance for loan losses is subject to management's judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance, changes in factors and management's future evaluation of the adequacy of the allowance for loan losses will change.

Foreclosed property increased to $431,000 at March 31, 2005 from $416,000 at March 31, 2004. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or market.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $33.3 million in its most liquid assets, cash and cash equivalents, as of March 31, 2005. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 68.1% of total assets at March 31, 2005 compared to 67.7% at December 31, 2004. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the "risk equity" the business requires and balance sheet leverage, also affect the determination.

During the second quarter of 2004, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 50,000 shares of the Company's stock. In December 2004, the Board of Directors approved the repurchase of an additional 100,000 shares in December 2004. The principal purpose of the stock repurchase program is to manage the equity capital relative to the growth of the Company, to offset the dilutive effect of employee equity-based compensation and to enhance long term shareholder value. The repurchase program will be affected through regular open-market purchases. During the first quarter of 2005, the Company repurchased 50,000 shares at a weighted average price of $17.84 per share. See Part II, Item 2 for details of the Company's share repurchases.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of March 31, 2005 and the minimum requirements are presented in the following table:

                                                                         Minimum
                                                                   Requirements To Be
                                                  Actual            Well Capitalized
                                            -------------------    -------------------
(Dollars in thousands)                       Amount     Ratio       Amount     Ratio
                                            --------  ---------    --------  ---------
      Capital Bank Corporation
      ------------------------
Total Capital (to Risk Weighted Assets)     $93,480     12.47%     $74,966     10.00%
Tier I Capital (to Risk Weighted Assets)     84,093     11.22%      44,980      6.00%
Tier I Capital (to Average Assets)           84,093      9.71%      43,314      5.00%

           Capital Bank
           ------------
Total Capital (to Risk Weighted Assets)     $88,373     11.81%     $74,816     10.00%
Tier I Capital (to Risk Weighted Assets)     79,005     10.56%      44,890      6.00%
Tier I Capital (to Average Assets)           79,005      9.14%      43,240      5.00%

Consolidated capital ratios improved from December 31, 2004 due to the increase in capital associated with the Company's first quarter earnings. Total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2004 were 12.33%, 11.08% and 9.61%, respectively.

Shareholders' equity was $77.0 million, or $11.72 per share, at March 31, 2005. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth and to maintain a well capitalized position.

Item 3   Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2004 to March 31, 2005.

Item 4   Controls and Procedures
------   -----------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our Exchange Act filings.

Changes in Internal Control

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management has implemented changes in internal controls as a result of remediation of matters identified through its review of internal controls over financial reporting as required under Section 404 of the Sarbanes Oxley Act, however it does not believe any of the changes implemented were material in nature.

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

Item 2   Unregistered Sale of Equity Securities and Use of Proceeds
------   ----------------------------------------------------------

                       Issuer Purchase of Equity Securities
                       ------------------------------------
                                                    Total Number
                                                      of Shares        Maximum Number
                                                     Purchased as      of Shares That
                                                   Part of Publicly      May Yet Be
                  Total Number    Average Price       Announced       Purchased Under
                   of Shares        Paid per           Plans or           Plans or
Month of           Purchased          Share            Programs           Programs
---------------   -------------------------------------------------------------------
January 2005              --        $      --               --            150,000
February 2005         20,000            18.80           20,000            130,000
March 2005            30,000            17.20           30,000            100,000
                   -------------------------------------------
                      50,000            17.84           50,000
                   ===========================================

On June 28, 2004, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 50,000 shares of common stock. All of these shares were repurchased in the first quarter of 2005.

On December 22, 2004, the Corporation announced that the Board of Directors had authorized the repurchase of up to an additional 100,000 shares of common stock.

Item 3   Defaults Upon Senior Securities
------   -------------------------------

None

Item 4   Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

None

Item 5   Other Information
------   -----------------

None

Item 6            Exhibits
------            --------

  Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

  Exhibit 10.1 Agreement between Capital Bank and Karen H. Priester dated April 25, 2005 (incorporated herein by reference to Exhibit
                  10.1 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities Exchange Commission on April 28, 2005)

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

                                               CAPITAL BANK CORPORATION

Date: May 9, 2005                                  By: /s/ Richard W. Edwards
                                                       ----------------------
                                                   Richard W. Edwards
                                                   Chief Financial Officer

                                  Exhibit Index

--------------------------------------------------------------------------------
Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
--------------------------------------------------------------------------------
Exhibit 10.1 Agreement between Capital Bank and Karen H. Priester dated April 25, 2005 (incorporated herein by reference to Exhibit
                  10.1 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities Exchange Commission on April 28, 2005)
--------------------------------------------------------------------------------
Exhibit 31.1 Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 31.2 Certification of Richard W. Edwards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 32.1 Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
--------------------------------------------------------------------------------
Exhibit 32.2      Certification  of Richard  W.  Edwards  pursuant  to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
--------------------------------------------------------------------------------