Form 10-Q
period 2005-06-30
CAPITAL BANK CORP
filed 2005-08-08
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
                        ---------------------------------
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 645-6400
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes    No
                                   ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  X Yes     No
                                            ---    ---

As of August 4, 2005 there were 6,722,309 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    Form 10-Q
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                        Page No.
       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at June 30, 2005
            (Unaudited) and December 31, 2004                                                1
       Condensed consolidated statements of income for the three months
            ended June 30, 2005 and 2004 (Unaudited)                                         2
       Condensed consolidated statements of income for the six months
            ended June 30, 2005 and 2004 (Unaudited)                                         3
       Condensed consolidated statements of changes in shareholders' equity for
            the six months ended June 30, 2005 and 2004 (Unaudited)                          4
       Condensed consolidated statements of cash flows for the six months
            ended June 30, 2005 and 2004 (Unaudited)                                     5 - 6
       Notes to condensed consolidated financial statements                             7 - 13

       Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      13 - 32

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                   32

       Item 4. Controls and Procedures                                                 32 - 33

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                            33

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                  33

       Item 3. Defaults Upon Senior Securities                                              33

       Item 4. Submission of Matters to a Vote of Security Holders                     33 - 34

       Item 5. Other Information                                                            34

       Item 6. Exhibits                                                                34 - 35

       Signatures                                                                           36

Item 1 Financial Statements
       --------------------


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2005 and December 31, 2004

                                                                June 30,      December 31,
                                                                  2005            2004
------------------------------------------------------------------------------------------
                                (Dollars in thousands)        (Unaudited)
ASSETS
Cash and due from banks:
     Interest earning                                         $      7,982    $        971
     Noninterest earning                                            24,209          22,036
Federal funds sold and short term investments                       22,038               4
Investment securities - available for sale, at fair value          141,295         140,946
Investment securities - held to maturity, at amortized cost         14,182          13,336
Federal Home Loan Bank stock                                         6,345           6,298
Loans - net of unearned income and deferred fees                   648,765         654,867
Allowance for loan losses                                          (10,075)        (10,721)
                                                              ------------    ------------
         Net loans                                                 638,690         644,146
                                                              ------------    ------------
Premises and equipment, net                                         16,179          15,608
Bank owned life insurance                                           19,280          13,500
Deposit premium and goodwill, net                                   12,958          13,065
Deferred tax assets                                                  6,131           5,985
Accrued interest receivable and other assets                         8,103           6,399
                                                              ------------    ------------
            Total assets                                      $    917,392    $    882,294
                                                              ============    ============

LIABILITIES
Deposits:
     Demand, noninterest bearing                              $     81,778    $     65,673
     Savings and interest bearing demand deposits                  217,627         193,435
     Time deposits                                                 390,592         395,868
                                                              ------------    ------------
         Total deposits                                            689,997         654,976
                                                              ------------    ------------
Repurchase agreements and federal funds purchased                   15,326          16,755
Federal Home Loan Bank advances                                    101,203         102,320
Subordinated debentures                                             20,620          20,620
Accrued interest payable and other liabilities                      10,747           9,885
                                                              ------------    ------------
            Total liabilities                                      837,893         804,556
                                                              ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
     6,625,870 and 6,612,787 issued and outstanding as of
     June 30, 2005 and December 31, 2004, respectively              68,184          68,341
Retained earnings                                                   11,458           9,092
Accumulated other comprehensive income (loss)                         (143)            305
                                                              ------------    ------------
            Total shareholders' equity                              79,499          77,738
                                                              ------------    ------------
            Total liabilities and shareholders' equity        $    917,392    $    882,294
                                                              ============    ============

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2005 and 2004

                                                                  2005        2004
------------------------------------------------------------------------------------
         (Dollars in thousands, except per share)                   (Unaudited)
Interest income:
      Loans and loan fees                                       $ 10,405    $  8,572
      Investment securities                                        1,727       1,552
      Federal funds and other interest income                        116          39
                                                                --------    --------
          Total interest income                                   12,248      10,163
                                                                --------    --------
Interest expense:
      Deposits                                                     3,676       2,913
      Borrowings and repurchase agreements                         1,412       1,019
                                                                --------    --------
          Total interest expense                                   5,088       3,932
                                                                --------    --------
          Net interest income                                      7,160       6,231
Provision (credit) for loan losses                                  (156)        297
                                                                --------    --------
          Net interest income after provision for loan losses      7,316       5,934
                                                                --------    --------
Noninterest income:
      Service charges and other fees                                 714         768
      Mortgage banking revenues                                      386         365
      Net gain on sale of securities                                   1          --
      Other noninterest income                                       478         411
                                                                --------    --------
          Total noninterest income                                 1,579       1,544
                                                                --------    --------
Noninterest expenses:
      Salaries and employee benefits                               3,479       3,061
      Occupancy                                                      626         582
      Furniture and equipment                                        370         474
      Data processing                                                318         301
      Advertising                                                    163         222
      Amortization of deposit premium                                 53          61
      Other expenses                                               1,480       1,369
                                                                --------    --------
          Total noninterest expenses                               6,489       6,070
                                                                --------    --------
              Income before income tax expense                     2,406       1,408
Income tax expense                                                   803         517
                                                                --------    --------
              Net income                                        $  1,603    $    891
                                                                ========    ========

Earnings per share - basic                                      $   0.24    $   0.13
                                                                ========    ========
Earnings per share - diluted                                    $   0.23    $   0.13
                                                                ========    ========

Weighted average shares
      Basic                                                        6,731       6,709
                                                                ========    ========
      Fully diluted                                                6,871       6,883
                                                                ========    ========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2005 and 2004

                                                                  2005        2004
------------------------------------------------------------------------------------
                (Dollars in thousands, except per share)            (Unaudited)
Interest income:
      Loans and loan fees                                       $ 20,147    $ 17,043
      Investment securities                                        3,424       3,270
      Federal funds and other interest income                        133          81
                                                                --------    --------
          Total interest income                                   23,704      20,394
                                                                --------    --------
Interest expense:
      Deposits                                                     6,858       5,775
      Borrowings and repurchase agreements                         2,780       2,119
                                                                --------    --------
          Total interest expense                                   9,638       7,894
                                                                --------    --------
          Net interest income                                     14,066      12,500
Provision (credit) for loan losses                                  (406)        413
                                                                --------    --------
          Net interest income after provision for loan losses     14,472      12,087
                                                                --------    --------
Noninterest income:
      Service charges and other fees                               1,371       1,495
      Mortgage banking revenues                                      658         702
      Net gain on sale of securities                                   7          13
      Other noninterest income                                       883         935
                                                                --------    --------
          Total noninterest income                                 2,919       3,145
                                                                --------    --------
Noninterest expenses:
      Salaries and employee benefits                               6,628       5,903
      Occupancy                                                    1,240       1,154
      Furniture and equipment                                        737         839
      Data processing                                                629         623
      Advertising                                                    379         424
      Amortization of deposit premium                                107         126
      Other expenses                                               2,919       2,638
                                                                --------    --------
          Total noninterest expenses                              12,639      11,707
                                                                --------    --------
              Income before income tax expense                     4,752       3,525
Income tax expense                                                 1,594       1,254
                                                                --------    --------
              Net income                                        $  3,158    $  2,271
                                                                ========    ========

Earnings per share - basic                                      $   0.47    $   0.34
                                                                ========    ========
Earnings per share - diluted                                    $   0.46    $   0.33
                                                                ========    ========

Weighted average shares
      Basic                                                        6,743       6,699
                                                                ========    ========
      Fully diluted                                                6,906       6,885
                                                                ========    ========

See Notes to Condensed Consolidated Financial Statements

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2005 and 2004

                                    (Dollars in thousands, except per share)

                                         Shares of                       Other
                                           Common        Common      Comprehensive      Retained
                                           Stock         Stock           Income         Earnings       Total
                                        -----------    ----------    --------------    ----------    ----------
                                        (Unaudited)
Balance at January 1, 2004                6,541,495    $   67,381    $          377    $    5,165    $   72,923
Issuance of common stock
     for options exercised                   44,721           444                --            --           444
Net income                                       --            --                --         2,271         2,271
Other comprehensive income                       --            --            (2,365)           --        (2,365)
                                                                                                     ----------
     Comprehensive income                                                                                   (94)
                                                                                                     ----------
Dividends ($0.10 per share)                      --            --                --          (658)         (658)
                                         ----------    ----------    --------------    ----------    ----------
Balance at June 30,  2004                 6,586,216    $   67,825    $       (1,988)   $    6,778    $   72,615
                                         ==========    ==========    ==============    ==========    ==========

Balance at January 1, 2005                6,612,787    $   68,341    $          305    $    9,092    $   77,738
Repurchase of outstanding common stock      (50,000)   $     (892)   $           --    $       --          (892)
Issuance of common stock
     for services                            40,241           380                --            --           380
Issuance of common stock
     for options exercised                   22,842           355                --            --           355
Net income                                       --            --                --         3,158         3,158
Other comprehensive income                       --            --              (448)           --          (448)
                                                                                                     ----------
     Comprehensive income                                                                                 2,710
                                                                                                     ----------
Dividends ($0.12 per share)                      --            --                --          (792)         (792)
                                         ----------    ----------    --------------    ----------    ----------
Balance at June 30,  2005                 6,625,870    $   68,184    $         (143)   $   11,458    $   79,499
                                         ==========    ==========    ==============    ==========    ==========

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004

                                                                    2005        2004
--------------------------------------------------------------------------------------
                                  (In thousands)                        (Unaudited)
Cash Flows From Operating Activities
      Net income                                                  $  3,158    $  2,271
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of deposit premium                               107         126
         Depreciation                                                  731         744
         Net gains on sale of securities available for sale             (7)        (13)
         Gain on disposal of equipment                                   3          --
         Change in held for sale loans, net                             --        (787)
         Amortization of premiums on securities, net                   147         407
         Deferred income tax expense                                   136         309
         Issuance of stock for compensation                            255          --
         Net proceeds from sale of loans held for sale              (3,914)         --
         Provision (credit) for loan losses                           (406)        413
         Changes in assets and liabilities:
             Accrued interest receivable and other assets           (6,480)        129
             Accrued interest payable and other liabilities            960         472
         Other operating activities, net                                --          69
                                                                  --------    --------
                Net cash used for operating activities              (5,310)      4,140
                                                                  --------    --------
Cash Flows From Investing Activities
      Loan (originations) repayments, net                            8,775     (31,813)
      Additions to premises and equipment                           (1,324)     (2,236)
      Net (purchases) sales of Federal Home Loan Bank stock            (47)        603
      Purchase of securities available for sale                    (15,761)    (27,424)
      Purchase of securities held to maturity                       (1,560)         --
      Proceeds from maturities of securities available for sale     10,146      22,137
      Proceeds from sales of securities available for sale           4,399      16,013
      Proceeds from maturities of securities held to maturity          711          --
      Proceeds from sales of property and equipment                     19         645
      Other investing activities, net                                   --          --
                                                                  --------    --------
                Net cash provided by (used in)
                investing activities                                 5,358     (22,075)
                                                                  --------    --------
Cash Flows From Financing Activities
      Net increase in deposits                                      35,021      42,177
      Net increase (decrease) in repurchase agreements              (1,429)     (2,186)
      Net increase (decrease) in borrowings                             --     (12,135)
      Principal repayments of FHLB borrowings                       (1,117)         --
      Dividends paid                                                  (792)       (658)
      Issuance of common stock for options and other plans             379         444
      Repurchase of common stock                                      (892)         --
                                                                  --------    --------
                Net cash provided by financing activities           31,170      27,642
                                                                  --------    --------
                Net change in cash and cash equivalents             31,218       9,707
      Cash and cash equivalents:
         Beginning of period                                        23,011      25,610
                                                                  --------    --------
         Ending at June 30                                        $ 54,229    $ 35,317
                                                                  ========    ========

                                                                 (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Six Months Ended June 30, 2005 and 2004

                                                               2005       2004
--------------------------------------------------------------------------------
                                (In thousands)                   (Unaudited)

Supplemental Disclosure of Cash Flow Information
      Transfer from loans to real estate acquired
         through foreclosure                                 $  1,004   $    399
                                                             ========   ========

      Dividends payable                                      $    397   $    328
                                                             ========   ========

      Cash paid for:
         Income taxes                                        $  1,713   $    384
                                                             ========   ========

         Interest                                            $  9,386   $  7,777
                                                             ========   ========

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiary, Capital Bank (the "Bank"). In addition, the Company has interest in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month and six month period ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

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

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's comprehensive income for the six month periods ended June 30, 2005 and 2004 are as shown in the Company's Consolidated Statements of Changes in Shareholder's Equity for the six months ended June 30, 2005 and 2004 (unaudited). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect and are as follows:

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME (LOSS)
Three and Six Months Ended June 30, 2005 and 2004

                                                                      2005           2004
---------------------------------------------------------------------------------------------
                                       (In thousands)                      (Unaudited)
Three month period ended June 30, 2005 and 2004:
      Net income                                                   $     1,603    $       891
      Reclassification of gains recognized in net income                    (1)            --
      Unrealized gains (losses) on securities available for sale           998         (5,677)
      Income tax benefit (expense)                                        (384)         2,189
                                                                   -----------    -----------
          Comprehensive income (loss)                              $     2,216    $    (2,597)
                                                                   ===========    ===========

Six month period ended June 30, 2005 and 2004:
      Net income                                                   $     3,158    $     2,271
      Reclassification of gains recognized in net income                    (7)           (13)
      Unrealized gains (losses) on securities available for sale          (723)        (3,825)
      Income tax benefit (expense)                                         282          1,473
                                                                   -----------    -----------
          Comprehensive income (loss)                              $     2,710    $       (94)
                                                                   ===========    ===========

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2005 and 2004, respectively:

                                                                       2005           2004
                                                                   --------------------------
(Dollars in thousands)                                                    (Unaudited)
Three month periods ended June 30, 2005 and 2004:

      Income available to shareholders - basic and diluted         $     1,603    $       891
                                                                   ===========    ===========
Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic          6,730,979      6,708,742
      Incremental shares from assumed exercise of stock
          options                                                      139,842        174,415
                                                                   -----------    -----------
      Weighted average number of shares outstanding - diluted        6,870,821      6,883,157
                                                                   ===========    ===========

Six month periods ended June 30, 2005 and 2004:

      Income available to shareholders - basic and diluted         $     3,158    $     2,271
                                                                   ===========    ===========
Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic          6,742,712      6,698,844
      Incremental shares from assumed exercise of stock
          options                                                      163,521        186,018
                                                                   -----------    -----------
      Weighted average number of shares outstanding - diluted        6,906,233      6,884,862
                                                                   ===========    ===========

Options to purchase approximately 571,633 shares of common stock were used in the diluted calculation. An aggregate of 75,750 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

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

The Company granted 6,000 options to purchase its shares of common stock at a weighted average price of $17.49 during the first six months of 2005. For the three and six month periods ended June 30, 2005, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                                       2005           2004
                                                                   --------------------------
                                                                          (Unaudited)
(Dollars in thousands, except per share)
Three month periods ended June 30, 2005 and 2004:

Net income, as reported                                            $     1,603    $       891
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                           (38)           (39)
                                                                   --------------------------
Pro forma net income                                               $     1,565    $       852
                                                                   ==========================

Earnings per share:
Basic - as reported                                                $      0.24    $      0.13
Basic - pro forma                                                  $      0.24    $      0.13
Diluted - as reported                                              $      0.23    $      0.13
Diluted - pro forma                                                $      0.23    $      0.13

Six month periods ended June 30, 2005 and 2004:

Net income, as reported                                            $     3,158    $     2,271
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                           (86)           (81)
                                                                   --------------------------
Pro forma net income                                               $     3,072    $     2,190
                                                                   ==========================

Earnings per share:
Basic - as reported                                                $      0.47    $      0.34
Basic - pro forma                                                  $      0.46    $      0.33
Diluted - as reported                                              $      0.46    $      0.33
Diluted - pro forma                                                $      0.45    $      0.32

The implementation of SFAS No.123R, Share Based Payment, has been delayed and will not take effect until January 1, 2006. Additional details on the expected impact on the Company as a result of implementation of SFAS No.123R is included in footnote 1 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended.

5. Investment Securities

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

                                                (Unaudited)
(Dollars in thousands)         Less Than 12 Months      12 Months or Greater            Total
                             ----------------------------------------------------------------------------
                                          Unrealized                Unrealized                Unrealized
Description of Security      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
--------------------------------------------------------------------------------------------------------
Available for sale
Direct obligations of U.S.
     government agencies     $   12,624   $       76   $   18,503   $      503   $   31,127   $      579
Municipal bonds                   1,854           13        2,120           67        3,974           80
Federal agency mortgage-
     backed securities           39,733          267       14,937          293       54,670          560
                             ---------------------------------------------------------------------------
                                 54,211          356       35,560          863       89,771        1,219
                             ---------------------------------------------------------------------------
Held to maturity
Direct obligations of U.S.
     government agencies          5,541           44           --           --        5,541           44
Municipal bonds                     294            6           --           --          294            6
Federal agency mortgage-
     backed securities            8,236           61           --           --        8,236           61
                             ---------------------------------------------------------------------------
                                 14,071          111           --           --       14,071          111
                             ---------------------------------------------------------------------------
                             $   68,282   $      467   $   35,560   $      863   $  103,842   $    1,330
                             ===========================================================================

Government Agency Obligations. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company's investment in agency mortgage-backed securities issued by FNMA, FHLMC, and GNMA were caused by interest rate increases. The Company purchased most of these investments at either a discount or a premium relative to their face amount, and the contractual cash flows of each is guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

6. Loans

The composition of the loan portfolio by loan classification at June 30, 2005 and December 31, 2004 is as follows:

                                                        June 30,    December 31,
(Dollars in thousands)                                    2005          2004
                                                        --------    ------------

Commercial                                              $524,635    $    531,834
Consumer                                                  33,503          34,865
Home equity lines                                         61,349          61,925
Residential mortgages                                     29,036          26,020
                                                        --------    ------------
                                                         648,523         654,644
Plus deferred loan costs, net                                242             223
                                                        --------    ------------
                                                        $648,765    $    654,867
                                                        ========    ============

Loans held for sale as of June 30, 2005 and December 31, 2004 were $7.3 million and $3.4 million, respectively, and were included in the residential mortgage category.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
       -------------------------------------------------------------------------

The following discussion presents an overview of the unaudited financial statements for the three, and six month period ended June 30, 2005 and 2004 for Capital Bank Corporation (the "Company") and it's wholly owned subsidiary, Capital Bank (the "Bank"). This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in this discussion and analysis, and the Company's periodic reports and other filings with the Securities and Exchange Commission (the "SEC").

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

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which have substantially greater resources including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

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

There Are Potential Risks Associated With Future Acquisitions and Expansions

We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of the our common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition.

In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening that could decrease our reported earnings.

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

Our Proposed Transaction with 1st State Bancorp, Inc. is Subject to
Uncertainties.

Our proposed transaction with 1st State Bancorp, Inc. is subject to customary closing conditions, including regulatory and shareholder approval. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where 1st State Bancorp receives an acquisition proposal from a third party that its board believes is more favorable to its shareholders than the proposed transaction (after following specific procedures described in our merger agreement with 1st State Bancorp). If the merger agreement is terminated, the proposed transaction would not be completed, and, in certain circumstances, 1st State Bancorp could be required to pay us a termination fee of $2 million. If the merger is not completed, the value of our common stock could decline. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the first quarter of 2006. The closing of the proposed transaction could be delayed beyond the first quarter of 2006 due to many factors, including factors beyond the control of either party.

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

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for subordinated debentures (the "Debentures"), which are the sole assets of the Trusts. A portion of the proceeds from the issuance of the Debentures were used by the Company to repurchase shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities.

The Company has no operations other than those of its subsidiaries.

Executive Summary

As discussed in more detail below, the following is a brief summary of certain of our significant quarterly results:

      o The Company reported net income for the second quarter 2005 of $1,603,000 compared to $891,000 in the second quarter of 2004. Earnings per fully diluted share increased to $.23 from $.13 for the second quarter 2004

      o For the six months ended June 30, 2005 and 2004, respectively, the Company reported net income of $3,158,000 and $2,271,000. Fully diluted earnings per share were $.46 and $.33 for the six months ended June 30, 2005 and 2004, respectively.

      o For the three months ended June 30, 2005, the credit provision for loan losses was $(156,000) compared to a provision of $297,000 for the three months ended June 30, 2004. Net charge-offs for the three months ended June 30, 2005 were $138,000, or 0.09% of average loans, compared to $101,000, or 0.06% of average loans, for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004 the provision expense was $(406,000) and $413,000, respectively. The significant decline in the provision expense during the periods is largely due to improved credit quality and also a modest decline in loan balances. See "Asset Quality" section for further discussion.

      o Net interest income increased $929,000 from $6.2 million for the three month period ended June 30, 2004, to $7.1 million for the same period in 2005. The Company's net interest margin increased by 2 basis points compared to first quarter of 2005 to 3.55%. For the six months ended June 30, 2005 and 2004 net interest income was $14,066,000 and $12,500,000, respectively. The increase is attributable to increases in short-term interest rates as the Federal Reserve Open Market Committee's benchmark federal funds rate has been increased 9 times since June 30, 2004 reaching 3.25% at June 30, 2005.

      o Noninterest income for the three month period ended June 30, 2005, approximated noninterest income for the same period of 2004. For the six months ended June 30, 2005 and 2004 noninterest income declined slightly to $2.9 million from $3.1 million, respectively. The largest single component of the decline was due to gains on the sale of repossessed property recorded in the first quarter 2004.

      o Noninterest expense was $6.5 million for the three month period ended June 30, 2005 compared to $6.1 million for the same period of 2004. Increases in salaries and employee benefits, the largest noninterest expense category, were the primary cause of the overall noninterest expense increase as those costs moved to $3.5 million for the three month period ended June 30, 2005 from $3.1 million for the same period in 2004. Approximately 50% of the increase was attributable to severance payments for an executive officer that left the Company in April 2005. The remaining increase was primarily due to an increase in the number of personnel employed by the Company and management's intention to maintain adequate staffing to meet customer's needs and keep pace with expected growth.

Merger with 1st State Bancorp, Inc.

On June 29, 2005, the Company announced that it had entered into a definitive agreement with 1st State Bancorp, Inc., ("1st State"), headquartered in Burlington, North Carolina whereby 1st State will be merged with and into the Company. 1st State shareholders will receive approximately $37.15 (in cash and/or stock) per share of 1st State common stock. The Company filed a Current Report on Form 8-K on June 29, 2005 which among other things more fully describes the proposed transaction and attaches the definitive agreement.

Financial Condition

Total consolidated assets of the Company at June 30, 2005 were $917.4 million compared to $882.3 million at December 31, 2004, an increase of $35.1 million, or almost 4%. Overall growth in the balance sheet was due to growth of core deposits, especially demand deposits and money market deposits.

Loan balances during the quarter remained relatively constant and down slightly from year-end 2004 levels. At June 30, 2005, investment securities were $161.8 million, up $1.2 million from December 31, 2004. The increase reflects a slight investment of proceeds from the growth in deposits. Federal funds sold and short term investments were $22.0 million, up $22.0 million from December 31, 2004. At year end, the Company was in a federal funds purchased position, however increases in deposits and a decrease in the loan portfolio have resulted in an increase in short term liquidity at June 30, 2005.

Earning assets represented 91.6% of total assets as of June 30, 2005. The allowance for loan losses as of June 30, 2005 was $10.1 million and represented approximately 1.55% of total loans and 1.57% of loans excluding those held for sale at the end of the period. The allowance for loan losses decreased $646,000, from the December 31, 2004 balance of $10.7 million. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio. See "Asset Quality" for further discussion of the allowance for loan losses.

Deposits as of June 30, 2005 were $690.0 million, an increase of $35.0 million, or 5%, from December 31, 2004. The overall net growth was primarily the result of strong internal growth fueled by a successful core deposit campaign. One of the Company's highest priorities for 2005 is the growth of non-time deposits, including demand deposit accounts ("DDA") and money market accounts. During the first six months of 2005, the Company experienced a net decrease of $5.3 million, or 1.3%, in certificates of deposit ("CDs") compared to December 31, 2004. Approximately $2.2 million of this decrease is attributable to brokered CDs. In addition, the Company has not aggressively priced certain maturing CDs where the customer has no other banking relationship with the Company. Time deposits represented 56.6% of total deposits at June 30, 2005 compared to 60.4% at December 31, 2004.

Noninterest bearing DDAs increased to $81.8 million at June 30, 2005, an increase of $16.1 million, or 25%, from $65.7 million at December 31, 2004. In addition, the average balance of DDA accounts increased $6.3 million during the second quarter 2005 compared to the first quarter 2005. The Company has also focused on gathering money market accounts and, accordingly, the Bank began an advertising and promotional campaign designed to attract more of those types of deposits. As a result of the campaign, savings, interest bearing DDAs, and money market accounts increased to $217.6 million at June 30, 2005, an increase of $24.2 million, or 13%, from $193.4 million at December 31, 2004. The average balance of these accounts also increased significantly during the second quarter with the average balance being $194.5 million for the second quarter 2005 compared to $174.1 million for the first quarter 2005.

Total consolidated shareholders' equity was $79.5 million as of June 30, 2005, an increase of $1.8 million from December 31, 2004. Retained earnings increased by $2.4 million reflecting the net income during the six month period ended June 30, 2005 less dividends paid during that same time, offset by a $448,000 decline in accumulated other comprehensive income due to declines in the market value of the investment portfolio. Common stock decreased by $157,000 as a result of repurchases of the Company's stock pursuant to an approved repurchase plan during the first quarter of 2005 offset by the issuance of shares under various plans. See Item 1. Financial Statements - Consolidated Statements of Changes in Shareholders' Equity for additional information.

Results of Operations

Three month period ended June 30, 2005
--------------------------------------

For the three month period ended June 30, 2005, the Company reported net income of $1.6 million, or $.23 per diluted share, compared to net income of $900,000 or $.13 per diluted share, for the three month period ended June 30, 2004. The improved net income was due to improved net interest margins and a lower provision for loan losses for the comparable periods.

Net interest income increased $929,000, or approximately 15%, from $6.3 million for the three month period ended June 30, 2004, to $7.2 million for the same quarter in 2005. Average earning assets increased $7.5 million period over period while average interest bearing liabilities increased $4.3 million. The net interest margin on a fully taxable equivalent basis increased 41 basis points quarter-over-quarter to 3.55% for the three month period ended June 30, 2005 from 3.14% for the same time period for 2004. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee ("FOMC"), resulting in nine corresponding increases in the prime interest rate starting on June 30, 2004. The Company's balance sheet remains asset-sensitive and, as a result, its interest earning assets reprice quicker than its interest bearing liabilities. Since June 30, 2004 the Bank has increased its prime rate by 225 basis points to 6.25% in response to FOMC rate increases. We cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC. Further increases by the FOMC will affect the level of our prime rate and likely increase the effective cost of interest-bearing liabilities.

The following table shows the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                    Three Months Ended June 30, 2005 and 2004
              (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                              2005                                 2004
                                               -------------------------------------------------------------------------
                                                Average      Amount      Average      Average      Amount      Average
                                                Balance      Earned       Rate        Balance      Earned       Rate
                                               -------------------------------------------------------------------------
 Assets
 Loans receivable: (2)
   Commercial                                  $ 529,066    $   8,469        6.42%   $ 504,802    $   6,496        5.18%
   Consumer                                       31,309          594        7.61%      39,491          667        6.79%
   Home equity                                    61,755          954        6.20%      60,195          724        4.84%
   Residential mortgages (3)                      26,139          388        5.95%      47,586          685        5.79%
                                               -------------------------------------------------------------------------
 Total loans                                     648,269       10,405        6.44%     652,074        8,572        5.29%
 Investment securities (4)                       160,955        1,890        4.71%     154,244        1,720        4.48%
 Federal funds sold and other
     interest on short term investments           17,137          116        2.72%      12,531           39        1.25%
                                               -------------------------------------------------------------------------
 Total interest earning assets                   826,361    $  12,411        6.02%     818,849    $  10,331        5.07%
                                                            ======================                ======================
 Cash and due from banks                          23,278                                18,812
 Other assets                                     57,844                                51,813
 Allowance for loan losses                       (10,305)                              (11,391)
                                               ---------                             ---------
 Total assets                                  $ 897,178                             $ 878,083
                                               =========                             =========

 Liabilities and Equity
 Savings deposits                              $  17,239    $      31        0.72%   $  17,785    $      11        0.25%
 Interest-bearing demand deposits                194,511          848        1.75%     187,029          522        1.12%
 Time deposits                                   391,244        2,797        2.87%     401,755        2,380        2.38%
                                               -------------------------------------------------------------------------
 Total interest bearing deposits                 602,994        3,676        2.45%     606,569        2,913        1.93%
 Borrowed funds                                  100,819        1,027        4.09%      97,698          796        3.28%
 Trust preferred debt                             20,620          305        5.93%      20,620          214        4.17%
 Repurchase agreements                            14,332           80        2.24%       9,563            9        0.38%
                                               -------------------------------------------------------------------------
   Total interest-bearing liabilities            738,765    $   5,088        2.76%     734,450    $   3,932        2.15%
                                                            ======================                ======================
 Non-interest bearing deposits                    68,313                                60,293
 Other liabilities                                11,394                                 9,039
                                               ---------                             ---------
 Total liabilities                               818,472                               803,782
 Shareholders' equity                             78,706                                74,301
                                               ---------                             ---------
  Total liabilities and shareholders' equity   $ 897,178                             $ 878,083
                                               =========                             =========

 Net interest spread (5)                                                     3.26%                                 2.92%

 Tax equivalent adjustment                                  $     163                             $     168

 Net interest income and net
   interest margin (6)                                      $   7,323        3.55%                $   6,399        3.14%

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

Yields on commercial, home equity and consumer loans increased 124 basis points, 136 basis points and 82 basis points, respectively, in the second quarter of 2005 compared to the same period in 2004. Higher yields in 2005 reflect the increase in the prime rate charged by the Bank between those two periods.
Variable rate loans made up approximately 70% of the total loan portfolio at June 30, 2005 compared to 70% at June 30, 2004.

The yield on investment securities on a tax-equivalent basis increased from 4.48% in the second quarter of 2004 to 4.71% in the second quarter of 2005. The investment yield in 2004 was negatively affected by higher premium amortizations on mortgage backed securities ("MBS") as the average expected lives of the MBS portfolio were shortened due to significant prepayments of the underlying mortgage loans. MBS premium amortizations were approximately $229,000 in the second quarter of 2004 compared to approximately $86,000 for the same period in the current year. Longer term rates have increased much less significantly than short-term rates. The majority of the investment portfolio is in medium to long term maturity investments and, as a result, the Company's yield on investments will not increase rapidly if long term rates begin to increase.

The rate paid on time deposits increased from 2.39% to 2.87% for the three months ended June 30, 2004 compared to the same period in 2005, a 48 basis point rise, as new certificates were opened at higher rates due to the rising interest rate environment. Rates on shorter maturity CDs have increased significantly with the FOMC interest rate increases and management anticipates the Bank's CD funding costs will increase on a quarterly basis going forward for the remainder of 2005.

The rate on borrowings for the three month period ended June 30, 2005 increased year over year to 4.09% from 3.28%. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of the outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps has been to reduce interest and, accordingly, the net effective rate paid on those advances. As short-term interest rates have increased following the FOMC rate increases, the overall effective yield on borrowings has increased. The increases in short-term rates are also responsible for the increase in the cost of the Company's subordinated debentures.

For the three month period ended June 30, 2005, the credit provision for loan losses was $(156,000) compared to a provision of $297,000 for the same period in 2004, a decrease of approximately $453,000. The decline in 2005 was primarily due to a strong loan growth in the second quarter of 2004 compared to minimal loan growth in 2005, improvements in the risk rating classifications of certain loans contained in the portfolio and other factors as discussed more fully below under the "Asset Quality" section.

Noninterest income for the three month periods ended June 30, 2004 and 2005 were flat. Deposit service charges declined as mature branches were sold in September 2004 despite new branches being opened which don't generate as much fee income as mature branches. Other income increased largely from retail brokerage commissions and higher levels of bank owned life insurance. Mortgage revenues increased to their highest level since 2003 during the quarter with increases in mortgage production.

Noninterest expense for the three month period ended June 30, 2005 was $6.5 million compared to $6.1 million for the corresponding period in 2004. Salaries and employee benefits, representing the largest noninterest expense category, increased to $3.5 million for the three month period ended June 30, 2005, from $3.1 million for the same period in 2004. Approximately 50% of the increase was attributable to severance payments for an executive officer that left the Company in April 2005. The remaining increase was primarily due to an increase in the number of personnel employed by the Company and management's intention to maintain adequate staffing to meet customer's needs and keep pace with expected growth. As of June 30, 2005, the Company had 244 full-time equivalent employees ("FTEs") compared to 216 for the same date in 2004 and 227 at December 31, 2004. Substantially all of the increase from June 30, 2004 through year-end was related to commissioned mortgage originators and brokerage representatives while the increase from year-end through June 30, 2005 was for additional staffing in other areas of the bank including loan officers and other sales positions.

Increases in other expenses related to a new director retirement program and increased director fees in 2005 were offset by lower equipment costs. The lower equipment costs were attributable to higher expenses in 2004 associated with the purchase of non-capitalized equipment for the opening of new branches in Greensboro and Asheville.

As previously disclosed, in contemplation of the proposed merger of 1st State with and into the Company, which is subject to regulatory and shareholder approval as well as other customary closing conditions and which is discussed in more detail in the Company's Current Report on Form 8-K as filed with the SEC on June 29, 2005, the Company plans to consolidate its state-wide operations into 1st State's headquarters building in Burlington, North Carolina. The Company anticipates that such consolidation will include data processing services and item processing, which to date have been provided by FiServe. In conjunction with processing in-house, the Company will be required to purchase additional software and equipment. The Company will continue to utilize FiServe for item processing and data processing on a month-to-month basis after its contract expires at the end of 2005, until the conversion is completed. The Company estimates the total cost of the conversion to be approximately $1.8 million to $2.5 million.

The Company's effective tax rate for the second quarter of 2005 was 33.4% compared to 36.7% for the comparable period of 2004. The Company forecasts it taxable and non-taxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period. The changes in the effective tax rate are due to changes in forecasted levels of taxable and tax exempt income and the decline for these comparable periods primarily reflects the addition of nontaxable income as the result of a purchase of bank owned life insurance in the latter part of 2004 and again in May 2005.

The Company recorded an income tax expense of $803,000 during the three month period ended June 30, 2005 compared to an expense of $517,000 during the same period in 2004. At June 30, 2005, the Company had net deferred tax assets of $6.1 million resulting from timing differences associated primarily with the deductibility of certain expenses reflected on the financial statements such as the allowance for loan losses and the mark-to-market of unrealized security losses.

Results of Operations

Six month period ended June 30, 2005
------------------------------------

For the six month period ended June 30, 2005, the Company reported net income of $3.2 million, or $.46 per diluted share, compared to net income of $2.3 million, or $.33 per diluted share, for the six month period ended June 30, 2004. The improved net income was due to improved net interest margins and a lower provision for loan losses for the comparable periods.

Net interest income increased $1,566,000, or approximately 13%, from $12.5 million for the six month period ended June 30, 2004, to $14.1 million for the same period in 2005. Average earning assets increased $7.0 million period over period while average interest bearing liabilities increased only $0.5 million. The net interest margin on a fully taxable equivalent basis increased 37 basis points quarter-over-quarter to 3.54% for the six month period ended June 30, 2005 from 3.17% for the same time period for 2004. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the FOMC and the asset sensitive position of the Company's balance sheet.

The following table shows the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                     Six Months Ended June 30, 2005 and 2004
              (Taxable Equivalent Basis - Dollars in Thousands) (1)


                                                             2005                                  2004
                                              -------------------------------------------------------------------------
                                               Average      Amount      Average      Average      Amount      Average
                                               Balance      Earned       Rate        Balance      Earned       Rate
                                              -------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                                  $ 531,156    $  16,396        6.22%   $ 493,823    $  12,840        5.21%
  Consumer                                       31,566        1,161        7.42%      39,320        1,330        6.78%
  Home equity                                    61,834        1,828        5.96%      59,747        1,446        4.85%
  Residential mortgages (3)                      25,793          762        5.96%      47,779        1,427        5.99%
                                              -------------------------------------------------------------------------
Total loans                                     650,349       20,147        6.25%     640,669       17,043        5.33%
Investment securities (4)                       159,459        3,751        4.74%     158,267        3,606        4.57%
Federal funds sold and other
    interest on short term investments            9,854          133        2.72%      13,689           81        1.19%
                                              -------------------------------------------------------------------------
Total interest earning assets                   819,662    $  24,031        5.91%     812,625    $  20,730        5.12%
                                                           ======================                ======================
Cash and due from banks                          22,872                                21,417
Other assets                                     56,595                                51,789
Allowance for loan losses                       (10,584)                              (11,553)
                                              ---------                             ---------
Total assets                                  $ 888,545                             $ 874,278
                                              =========                             =========

Liabilities and Equity
Savings deposits                              $  16,495    $      41        0.50%   $  17,536    $      22        0.25%
Interest-bearing demand deposits                184,322        1,486        1.63%     185,629        1,015        1.10%
Time deposits                                   393,585        5,331        2.73%     394,676        4,738        2.41%
                                              -------------------------------------------------------------------------
Total interest bearing deposits                 594,402        6,858        2.33%     597,841        5,775        1.94%
Borrowed funds                                  103,680        2,046        3.98%     103,752        1,661        3.21%
Trust preferred debt                             20,620          581        5.68%      20,620          430        4.18%
Repurchase agreements                            14,906          153        2.07%      10,850           28        0.52%
                                              -------------------------------------------------------------------------
  Total interest-bearing liabilities            733,608    $   9,638        2.65%     733,063    $   7,894        2.16%
                                                           ======================                ======================
Non-interest bearing deposits                    65,145                                58,106
Other liabilities                                11,201                                 8,719
                                              ---------                             ---------
Total liabilities                               809,954                               799,888
Shareholders' equity                             78,591                                74,390
                                              ---------                             ---------
 Total liabilities and shareholders' equity   $ 888,545                             $ 874,278
                                              =========                             =========

Net interest spread (5)                                                     3.26%                                 2.96%

Tax equivalent adjustment                                  $     327                             $     336

Net interest income and net
  interest margin (6)                                      $  14,393        3.54%                $  12,836        3.17%

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

For the six month period ended June 30, 2005, the credit provision for loan losses was $(406,000) compared to a provision of $413,000 for the same period in 2004, a decrease of approximately $819,000. The decline in 2005 was primarily due to a reduction in charge offs during the six month period ended June 30, 2005, which dropped to $237,000 from $609,000 recorded in same period in 2004, improvements in the risk rating classifications of certain loans contained in the portfolio and overall reduction of the loan portfolio as discussed above. See "Asset Quality" below for further discussion of the allowance for loan losses.

Noninterest income for the six month period ended June 30, 2005, was $2.9 million compared to $3.1 million for the same period in 2004, a decrease of $226,000, or 7%. The largest single component of this decrease was a decline of $124,000, or 23%, in deposit service charges and fees largely attributable to the sale of three mature branches in the northern part of North Carolina in September 2004. Mortgage production, another large component of noninterest income, was impacted by industry wide lower origination volumes caused by higher mortgage interest rates. Mortgage revenues fell 6% during the first six months of 2005 compared to the same period of 2004. As noted above, mortgage revenues did rebound slightly during the second quarter of 2005.

Noninterest expense for the six month period ended June 30, 2005 was $12.6 million compared to $11.7 million for the corresponding period in 2004. Salaries and employee benefits, representing the largest noninterest expense category, increased to $6.6 million for the six month period ended June 30, 2005, from $5.9 million for the same period in 2004. This increase reflects an increase in the number of personnel employed by the Company consistent with management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth.

Occupancy costs and equipment expenses for the six months ended June 30, 2005 and 2004 were impacted by changes in the Company's branch network and the timing of expenses associated with those changes. Occupancy expense has increased from 2004 levels largely due to new locations opened that have a higher cost structure than those branch locations disposed of in late 2004. Furniture and equipment expense has declined from 2004 levels because of the amount of equipment expense associated with the initial startup of these new locations. The Company added a new location in Pittsboro during the second quarter of 2005 while branches were opened during May through August 2004 in Greensboro, Wake Forest, and Asheville, North Carolina.

Increases in noninterest expense also reflect an increase in professional fees. Professional fees increased 31%, or $127,000, to $532,000 for the six month period ended June 30, 2005 from $405,000 for the same period in 2004. During the second quarter 2005 professional fees declined slightly from first quarter 2005 levels as fees associated with Sarbanes-Oxley compliance declined.

The Company's effective tax rate for the year to date 2005 was 33.5% compared to 35.5% for the comparable period of 2004. The changes in the effective tax rate are due to changes in forecasted levels of taxable and tax exempt income and the decline for these comparable periods primarily reflects the addition of nontaxable income as the result of a purchase of bank owned life insurance in the latter part of 2004 and during the second quarter of 2005.

The Company recorded an income tax expense of $1.6 million and $1.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase is due to increases in pre-tax income despite the decline in the effective tax rate discussed above.

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

During the second quarter of 2005, the Company adjusted its methodology for estimating the allowance for loan losses associated with certain commercial loans greater than $750,000. In prior periods, the Company generally used standard percentage allocations based on the risk rating of the commercial loan if the loan was risk rated below a "pass" credit. Commencing in the second quarter, the Company began estimating a specific allowance for loan losses for these loans. We determine the level of specific allowance based on the facts and circumstances of each loan which include among other factors, payment history, collateral values, guarantor liquidity, and net worth. The effect of the change in methodology on the second quarter was to reduce the overall amount of loan loss reserves associated with non-pass loans greater than $750,000 by approximately $200,000 to $225,000.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a credit provision of $156,000 for the three month period ended June 30, 2005 compared to an expense of $297,000 for the same period in the prior year. In addition, to the change in methodology with large non-pass loans, the Company saw an overall improvement in delinquencies and the risk ratings of the portfolio during the quarter which also contributed to the reduction in provision expense. Loan loss reserves were 1.55% and 1.64% of gross loans, respectively, as of June 30, 2005 and December 31, 2004. Loan loss reserves as a percent of loans excluding loans held for sale were 1.57% and 1.65% as of June 30, 2005 and December 31, 2004, respectively. The following table presents an analysis of changes in the allowance for loan losses for the three month period ended June 30, 2005 and 2004, respectively:

                                                             Three Months             Six Months
                                                            Ended June 30,          Ended June 30,
                                                          2005         2004        2005         2004
                                                        --------     --------------------     --------
(Dollars in thousands)
Allowance for loan losses, beginning of period          $ 10,372     $ 11,221    $ 10,721     $ 11,613
Net charge-offs:
      Loans charged off:
      Commercial                                              --           14          96          461
      Consumer                                               121          134         280          319
      Mortgage                                                59           70         110           70
                                                        --------     --------------------     --------
           Total charge-offs                                 180          218         486          850
                                                        --------     --------------------     --------
      Recoveries of loans previously charged off:
      Commercial                                              23           33         224           87
      Consumer                                                19           58          25           62
      Mortgage                                                --           26          --           92
                                                        --------     --------------------     --------
           Total recoveries                                   42          117         249          241
                                                        --------     --------------------     --------
           Total net charge-offs                             138          101         237          609
                                                        --------     --------------------     --------
      Loss provisions (credits) charged to operations       (159)         297        (409)         413
                                                        --------     --------------------     --------
Allowance for loan losses, end of period                $ 10,075     $ 11,417    $ 10,075     $ 11,417
                                                        ========     ====================     ========

Net charge-offs to average loans during the
period (annualized)                                         0.09%        0.06%       0.07%        0.19%
Allowance as a percent of gross loans                       1.55%        1.74%
Allowance as a percent of gross loans excluding
      loans held for sale                                   1.57%        1.75%

Net charge-offs have declined, as management has allocated significant resources to improving the overall credit quality of the loan portfolio. Management believes these efforts will result in lower net charge-offs during 2005 than in 2004 and 2003, however, material changes in economic and other factors could effect net charge-offs for 2005.

The following table presents an analysis of nonperforming assets as of June 30, 2005 and 2004 and December 31, 2004:

                                                    June 30,        December 31,
                                                2005        2004        2004
                                              --------    --------  ------------
(Dollars in thousands)
Nonaccrual loans:
      Commercial and commercial real estate   $  6,094    $  3,740    $  3,964
      Mortgage                                   2,014       1,837       1,898
      Construction                               1,674         580       1,622
      Consumer                                     645         561         312
      Equity lines                                  --          --         415
                                              --------    --------    --------
           Total nonaccrual loans               10,427       6,718       8,211
      Foreclosed property held                   1,508         412         418
                                              --------    --------    --------
           Total nonperforming assets         $ 11,935    $  7,130    $  8,629
                                              ========    ========    ========

Nonperforming loans to total loans                1.61%       1.02%       1.32%
Nonperforming assets to total assets              1.30%       0.80%       0.98%
Allowance coverage of nonperforming loans           97%        170%        131%

On June 30, 2005, nonperforming assets were $10.4 million, an increase of $2.2 million from year-end and a decrease of $100,000 from March 31, 2005. The majority of the Company's nonperforming loans are secured by real estate and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate significant losses associated with the June 30, 2005 nonperforming loans or from the increase during the second quarter in nonperforming loans.

The increase in nonperforming loans during the year was largely attributable to four customers. These loans are primarily secured by real estate and, in some instances the Company is receiving some payments on the loans.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans were $1,758,000 at June 30, 2005 compared to none at December 31, 2004. Average impaired loans during the second quarter of 2005 were $1,758,000.

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

Foreclosed property increased to $1,508,000 at June 30, 2005 from $418,000 at December 31, 2004. The increase is largely attributable to the foreclosure of certain nonaccrual loans during the quarter. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or market.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $54.2 million in its most liquid assets, cash and cash equivalents, as of June 30, 2005. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 75.7% of total assets at June 30, 2005 compared to 67.7% at December 31, 2004. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

During the second quarter of 2004, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 50,000 shares of the Company's stock. In December 2004, the Board of Directors approved the repurchase of an additional 100,000 shares in December 2004. The principal purpose of the stock repurchase program is to manage equity capital relative to the growth of the Company, to offset the dilutive effect of employee equity-based compensation and to enhance long term shareholder value. The Company plans to effect the repurchase program through open-market purchases. During the first quarter of 2005, the Company repurchased 50,000 shares at a weighted average price of $17.84 per share. There were no repurchases during the second quarter 2005.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of June 30, 2005 and the minimum requirements are presented in the following table:

                                                                                           Minimum
                                                                                      Requirements To Be
                                                              Actual                   Well Capitalized
                                                   -----------------------------  -----------------------------
(Dollars in thousands)                                Amount          Ratio          Amount          Ratio
                                                   -------------   -------------  -------------   -------------
             Capital Bank Corporation
             ------------------------
Total Capital (to Risk Weighted Assets)              $ 96,067          12.62%       $ 76,100          10.00%
Tier I Capital (to Risk Weighted Assets)               86,542          11.37%         45,660           6.00%
Tier I Capital (to Average Assets)                     86,542           9.89%         43,773           5.00%

                   Capital Bank
                   ------------
Total Capital (to Risk Weighted Assets)              $ 90,329          11.90%       $ 75,931          10.00%
Tier I Capital (to Risk Weighted Assets)               80,825          10.64%         45,558           6.00%
Tier I Capital (to Average Assets)                     80,825           9.16%         44,125           5.00%

Consolidated capital ratios improved from December 31, 2004 due to the increase in capital associated with the Company's retention of earnings for the six months ended June 30, 2005 in excess of dividends and balance sheet growth. Total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2004 were 12.33%, 11.08% and 9.61%, respectively.

Shareholders' equity was $79.5 million, or $10.04 per share, at June 30, 2005. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth and to maintain a well capitalized position.

The merger agreement with 1st State calls for the payment of a portion (up to 35%) of the total merger consideration in cash. While the Company has not yet finalized its plans with respect to the financing of that portion of the total merger consideration, it does not expect the payment of cash in the merger to have a material adverse effect on the Companies liquidity position.

Item 3 Quantitative and Qualitative Disclosures about Market Risk
       ----------------------------------------------------------

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2004 to June 30, 2005.

Item 4 Controls and Procedures
       -----------------------

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

Part II - Other Information

Item 1 Legal Proceedings
       -----------------

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or condition.

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds
       ----------------------------------------------------------

None

Item 3 Defaults Upon Senior Securities
       -------------------------------

None

Item 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

On May 26, 2005, the Company held its annual shareholder meeting to consider and vote upon three issues: (i) election of nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 2008, (ii) approval of the amended and restated Capital Bank Corporation Deferred Compensation Plan for Outside Directors, (iii) ratification of the appointment of Grant Thornton LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005. Each item considered was approved by the Company's shareholders. Of the 6,566,486 shares eligible to vote, 5,548,212, (of which 2,236,790 broker non-votes were registered on the deferred compensation proposal) were voted as shown on the following tables:

                                       For      Against/Withheld      Abstain
                                  ----------------------------------------------
Class II Directors:
John F. Grimes, III                 5,495,471        52,740               --
Robert L. Jones                     5,495,262        52,949               --
J. Rex Thomas                       5,495,755        52,456               --
Samuel J. Wornom, III               5,495,262        52,949               --

Deferred Compensation Plan          2,573,604       714,501           23,315

Ratification of Auditors            5,525,860        18,057            4,295

The term of office of William C. Burkhardt, Leopold I. Cohen, O. A. Keller, III, Carl H. Ricker, Jr., and George R. Perkins, III continued after the annual shareholder meeting until 2006. In addition, the term of office of Charles F. Atkins, Oscar A. Keller, Jr., James D. Moser, Jr., Don W. Perry, and B. Grant Yarber continued after the annual shareholder meeting until 2007.

Item 5 Other Information
       -----------------
None

Item 6 Exhibits
       --------

   Exhibit 2.1 Merger Agreement, dated June 29, 2005, by and between Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2005)

   Exhibit 2.2    List of Schedules Omitted from Merger Agreement  referenced in
                  Exhibit 2.1 above. (incorporated herein by reference to Exhibit 2.2 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2005)

   Exhibit 4.1 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

   Exhibit 10.1 Agreement between Capital Bank and Karen H. Priester dated April 25, 2005 (incorporated herein by reference to Exhibit
                  10.1 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities Exchange Commission on April 28, 2005)

   Exhibit 10.2 Capital Bank Defined Benefit Supplemental Executive Retirement Plan effective May 24, 2005 (incorporated herein by reference to Exhibit 10.1 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities Exchange Commission on May 27, 2005)

   Exhibit 10.3 Capital Bank Supplemental Retirement Plan for Directors effective May 24, 2005 (incorporated herein by reference to Exhibit 10.1 to the Capital Bank Corporation Current Report on Form 8-K, as filed with the Securities Exchange Commission on May 27, 2005)

   Exhibit 31.1 Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 31.2 Certification of William R. Lampley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.1 Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

   Exhibit 32.2   Certification  of William  R.  Lampley  pursuant  to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended or the Securities Act of 1933, as amended, as the case may be.]

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL BANK CORPORATION


Date: August 8, 2005                         By:   /s/ B. Grant Yarber
                                                  ---------------------
                                             B. Grant Yarber
                                             Chief Executive Officer

                                  Exhibit Index

-----------------------------------------------------------------------------------------------------------------
Exhibit 2.1        Merger Agreement, dated June 29, 2005, by and between Capital Bank Corporation and 1st State
                   Bancorp, Inc.  (incorporated herein by reference to Exhibit 2.1 to the Capital Bank
                   Corporation  Current  Report on Form 8-K,  as filed with
                   the Securities and Exchange Commission on June 29, 2005)
-----------------------------------------------------------------------------------------------------------------
Exhibit 2.2        List of Schedules Omitted from Merger Agreement referenced in Exhibit 2.1 above.
                   (incorporated herein by reference to Exhibit 2.2 to the Capital Bank Corporation Current
                   Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2005)
-----------------------------------------------------------------------------------------------------------------
Exhibit 4.1        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
-----------------------------------------------------------------------------------------------------------------
Exhibit 10.1       Agreement between Capital Bank and Karen H. Priester dated April 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Capital Bank Corporation Current Report on Form
                   8-K, as filed with the Securities Exchange Commission on April 28, 2005)
-----------------------------------------------------------------------------------------------------------------
Exhibit 10.2       Capital Bank Defined Benefit Supplemental Executive Retirement Plan effective May 24, 2005
                   (incorporated herein by reference to Exhibit 10.1 to the Capital Bank Corporation Current
                   Report on Form 8-K, as filed with the Securities Exchange Commission on May 27, 2005)
-----------------------------------------------------------------------------------------------------------------
Exhibit 10.3       Capital Bank Supplemental Retirement Plan for Directors effective May 24, 2005 (incorporated herein by reference to Exhibit 10.1 to the Capital Bank Corporation Current Report on Form
                   8-K, as filed with the Securities Exchange Commission on May 27, 2005)
-----------------------------------------------------------------------------------------------------------------
Exhibit 31.1       Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------
Exhibit 31.2       Certification of William R. Lampley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------
Exhibit 32.1       Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the
                   Securities Act of 1933, as amended, as the case may be.]
-----------------------------------------------------------------------------------------------------------------
Exhibit 32.2       Certification of William R. Lampley pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
-----------------------------------------------------------------------------------------------------------------