Form 10-Q
period 2005-09-30
CAPITAL BANK CORP
filed 2005-11-04
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                         Commission File Number 0-30062

                            CAPITAL BANK CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 North Carolina                     56-2101930
                 --------------                     ----------
        State or other jurisdiction of           (IRS Employer
        incorporation or rganization)            Identification No.)

                              4901 Glenwood Avenue
                          Raleigh, North Carolina 27612
                          -----------------------------
               (Address of Principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (919) 645-6400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No


As of November 2, 2005 there were 6,845,313 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    Form 10-Q
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                    Page No.

   Item 1. Financial Statements

   Condensed consolidated statements of financial condition at September 30, 2005
        (Unaudited) and December 31, 2004                                                1
   Condensed consolidated statements of income for the three months
        ended September 30, 2005 and 2004 (Unaudited)                                    2
   Condensed consolidated statements of income for the nine months
        ended September 30, 2005 and 2004 (Unaudited)                                    3
   Condensed consolidated statements of changes in shareholders' equity for
        the nine months ended September 30, 2005 and 2004 (Unaudited)                    4
   Condensed consolidated statements of cash flows for the nine months
        ended September 30, 2005 and 2004 (Unaudited)                                5 - 6
   Notes to condensed consolidated financial statements                             7 - 12

   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                      12 - 32

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                   32

   Item 4. Controls and Procedures                                                 32 - 33

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                            33

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                  33

   Item 3. Defaults Upon Senior Securities                                              33

   Item 4. Submission of Matters to a Vote of Security Holders                          33

   Item 5. Other Information                                                            33

   Item 6. Exhibits                                                                33 - 34

   Signatures                                                                           35


Item 1  Financial Statements
        --------------------


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2005 and December 31, 2004
                                                              September 30,    December 31,
                                                                  2005            2004
------------------------------------------------------------------------------------------
               (Dollars in thousands, except share data)      (Unaudited)
ASSETS
Cash and due from banks:
     Interest earning                                         $     30,445    $        971
     Noninterest earning                                            26,756          22,036
Federal funds sold and short term investments                        9,014               4
Investment securities - available for sale, at fair value          142,421         140,946
Investment securities - held to maturity, at amortized cost         12,623          13,336
Federal Home Loan Bank stock                                         6,345           6,298
Loans - net of unearned income and deferred fees                   646,448         654,867
Allowance for loan losses                                           (9,844)        (10,721)
                                                              ------------    ------------
        Net loans                                                  636,604         644,146
                                                              ------------    ------------
Premises and equipment, net                                         15,783          15,608
Bank owned life insurance                                           19,618          13,500
Deposit premium and goodwill, net                                   12,905          13,065
Deferred tax assets                                                  5,882           5,985
Accrued interest receivable and other assets                         8,639           6,399
                                                              ------------    ------------
           Total assets                                       $    927,035    $    882,294
                                                              ============    ============

LIABILITIES
Deposits:
     Demand, noninterest bearing                              $     80,827    $     65,673
     Savings and interest bearing demand deposits                  236,065         193,435
     Time deposits                                                 386,291         395,868
                                                              ------------    ------------
        Total deposits                                             703,183         654,976
                                                              ------------    ------------
Repurchase agreements and federal funds purchased                   12,620          16,755
Federal Home Loan Bank advances                                     98,525         102,320
Subordinated debentures                                             20,620          20,620
Accrued interest payable and other liabilities                       9,819           9,885
                                                              ------------    ------------
           Total liabilities                                       844,767         804,556
                                                              ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
     6,795,704 and 6,612,787 issued and outstanding as of
     September 30, 2005 and December 31, 2004, respectively         70,278          68,341
Retained earnings                                                   12,785           9,092
Accumulated other comprehensive (loss) income                         (795)            305
                                                              ------------    ------------
           Total shareholders' equity                               82,268          77,738
                                                              ------------    ------------
           Total liabilities and shareholders' equity         $    927,035    $    882,294
                                                              ============    ============

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2005 and 2004
(Unaudited)                                                                 2005           2004
--------------------------------------------------------------------------------------------------
         (Dollars in thousands, except share and per share data)
Interest income:
      Loans and loan fees                                               $    10,993    $     9,162
      Investment securities                                                   1,720          1,597
      Federal funds and other interest income                                   365             37
                                                                        -----------    -----------
         Total interest income                                               13,078         10,796
                                                                        -----------    -----------
Interest expense:
      Deposits                                                                4,157          2,971
      Borrowings and repurchase agreements                                    1,492          1,136
                                                                        -----------    -----------
         Total interest expense                                               5,649          4,107
                                                                        -----------    -----------
         Net interest income                                                  7,429          6,689
Provision (credit) for loan losses                                              (28)           268
                                                                        -----------    -----------
         Net interest income after provision (credit) for loan losses         7,457          6,421
                                                                        -----------    -----------
Noninterest income:
      Service charges and other fees                                            771            755
      Mortgage banking revenues                                                 554            305
      Net gain on sale of securities                                             --              1
      Gain on sale of branches                                                   --          1,130
      Loss on sale of mortgage loan portfolio                                    --           (354)
      Bank owned life insurance                                                 161             68
      Other noninterest income                                                  304            375
                                                                        -----------    -----------
         Total noninterest income                                             1,790          2,280
                                                                        -----------    -----------
Noninterest expenses:
      Salaries and employee benefits                                          3,536          3,130
      Occupancy                                                                 666            624
      Furniture and equipment                                                   356            447
      Data processing                                                           301            212
      Advertising                                                               217            226
      Amortization of deposit premium                                            53             61
      Professional fees                                                         207            335
      Telecommunications                                                        145            148
      Other expenses                                                          1,163            996
                                                                        -----------    -----------
         Total noninterest expenses                                           6,644          6,179
                                                                        -----------    -----------
            Income before income tax expense                                  2,603          2,522
Income tax expense                                                              869            872
                                                                        -----------    -----------
            Net income                                                  $     1,734    $     1,650
                                                                        ===========    ===========

Earnings per share - basic                                              $      0.26    $      0.25
                                                                        ===========    ===========
Earnings per share - diluted                                            $      0.25    $      0.24
                                                                        ===========    ===========

Weighted average shares
      Basic                                                               6,800,813      6,720,211
                                                                        ===========    ===========
      Fully diluted                                                       6,904,321      6,883,322
                                                                        ===========    ===========

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2005 and 2004
(Unaudited)                                                                 2005          2004
--------------------------------------------------------------------------------------------------
          (Dollars in thousands, except share and per share data)
Interest income:
      Loans and loan fees                                               $    31,140    $    26,205
      Investment securities                                                   5,144          4,867
      Federal funds and other interest income                                   498            118
                                                                        -----------    -----------
         Total interest income                                               36,782         31,190
                                                                        -----------    -----------
Interest expense:
      Deposits                                                               11,015          8,746
      Borrowings and repurchase agreements                                    4,272          3,255
                                                                        -----------    -----------
         Total interest expense                                              15,287         12,001
                                                                        -----------    -----------
         Net interest income                                                 21,495         19,189
Provision (credit) for loan losses                                             (434)           681
                                                                        -----------    -----------
         Net interest income after provision (credit) for loan losses        21,929         18,508
                                                                        -----------    -----------
Noninterest income:
      Service charges and other fees                                          2,142          2,250
      Mortgage banking revenues                                               1,212          1,007
      Net gain on sale of securities                                              7             14
      Gain on sale of branches                                                   --          1,130
      Loss on sale of mortgage loan portfolio                                    --           (354)
      Bank owned life insurance                                                 385            196
      Other noninterest income                                                  963          1,182
                                                                        -----------    -----------
         Total noninterest income                                             4,709          5,425
                                                                        -----------    -----------
Noninterest expenses:
      Salaries and employee benefits                                         10,164          9,033
      Occupancy                                                               1,906          1,778
      Furniture and equipment                                                 1,093          1,286
      Data processing                                                           930            835
      Advertising                                                               596            650
      Amortization of deposit premium                                           160            187
      Professional fees                                                         739            740
      Telecommunications                                                        428            387
      Other expenses                                                          3,267          2,990
                                                                        -----------    -----------
         Total noninterest expenses                                          19,283         17,886
                                                                        -----------    -----------
            Income before income tax expense                                  7,355          6,047
Income tax expense                                                            2,463          2,126
                                                                        -----------    -----------
            Net income                                                  $     4,892    $     3,921
                                                                        ===========    ===========

Earnings per share - basic                                              $      0.72    $      0.59
                                                                        ===========    ===========
Earnings per share - diluted                                            $      0.71    $      0.57
                                                                        ===========    ===========

Weighted average shares
      Basic                                                               6,762,292      6,706,018
                                                                        ===========    ===========
      Fully diluted                                                       6,905,809      6,884,400
                                                                        ===========    ===========

See Notes to Condensed Consolidated Financial Statements


Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

                                   (Dollars in thousands, except share data)

                                          Shares of                    Other
                                           Common        Common    Comprehensive    Retained
                                           Stock         Stock         Income       Earnings       Total
                                         ----------    ----------    ----------    ----------    ----------
Balance at January 1, 2004                6,541,495    $   67,381    $      377    $    5,165    $   72,923
Issuance of common stock
     for options exercised                   51,321           500            --            --           500
Issuance of common stock
     for compensation                         1,522            16                                        16
Net income                                       --            --            --         3,921         3,921
Other comprehensive income                       --            --            (2)           --            (2)
                                                                                                 ----------
     Comprehensive income                                                                             3,919
                                                                                                 ----------
Dividends ($0.15 per share)                      --            --            --          (988)         (988)
                                         ----------    ----------    ----------    ----------    ----------
Balance at September 30, 2004             6,594,338    $   67,897    $      375    $    8,098    $   76,370
                                         ==========    ==========    ==========    ==========    ==========

Balance at January 1, 2005                6,612,787    $   68,341    $      305    $    9,092    $   77,738
Repurchase of outstanding common stock      (50,000)   $     (892)   $       --    $       --          (892)
Issuance of common stock
     for compensation                        99,258         1,588            --            --         1,588
Issuance of common stock
     for options exercised                  133,659         1,241            --            --         1,241
Net income                                       --            --            --         4,892         4,892
Other comprehensive income                       --            --        (1,100)           --        (1,100)
                                                                                                 ----------
     Comprehensive income                                                                             3,792
                                                                                                 ----------
Dividends ($0.18 per share)                      --            --            --        (1,199)       (1,199)
                                         ----------    ----------    ----------    ----------    ----------
Balance at September 30, 2005             6,795,704    $   70,278    $     (795)   $   12,785    $   82,268
                                         ==========    ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)                                                         2005          2004
-----------------------------------------------------------------------------------------
                                  (Dollars in thousands)
Cash Flows From Operating Activities:
     Net income                                                  $    4,892    $    3,921
     Adjustments to reconcile net income to net cash
        used in operating activities:
        Amortization of deposit premium                                 160           187
        Depreciation                                                  1,082         1,110
        Net gains on sale of securities available for sale               (7)          (14)
        Change in held for sale loans, net                           (5,310)      (18,544)
        Amortization of premiums on securities, net                     235           519
        Deferred income tax expense                                     794           273
        Issuance of stock for compensation                            1,588            --
        Provision (credit) for loan losses                             (434)          681
        Changes in assets and liabilities:
           Accrued interest receivable and other assets              (6,941)          670
           Accrued interest payable and other liabilities              (166)          389
        Other operating activities, net                                  --        (1,060)
                                                                 ----------    ----------
              Net cash used for operating activities                 (4,107)      (11,868)
                                                                 ----------    ----------
Cash Flows From Investing Activities:
     Loan repayments (originations), net                             11,958       (27,246)
     Additions to premises and equipment                             (1,984)       (2,785)
     Purchase of securities available for sale                      (24,309)      (36,252)
     Purchase of securities held to maturity                         (1,560)       (6,987)
     Proceeds from maturities of securities available for sale       16,370        27,743
     Proceeds from sales of securities available for sale             4,399        24,206
     Proceeds from maturities of securities held to maturity          2,273         2,000
     Proceeds from sales of property and equipment                      726           645
     Cash paid for sale of branches                                      --       (23,054)
                                                                 ----------    ----------
              Net cash provided by (used in)
              investing activities                                    7,873       (41,730)
                                                                 ----------    ----------
Cash Flows From Financing Activities:
     Net increase in deposits                                        48,207        56,972
     Net (decrease) increase in repurchase agreements                (4,135)        8,998
     Net decrease in borrowings                                      (3,795)      (13,203)
     Dividends paid                                                  (1,188)         (987)
     Issuance of common stock for options and other plans             1,241           500
     Repurchase of common stock                                        (892)           --
     Other financing activities, net                                     --            16
                                                                 ----------    ----------
              Net cash provided by financing activities              39,438        52,296
                                                                 ----------    ----------
              Net change in cash and cash equivalents                43,204        (1,302)
     Cash and cash equivalents:
        Beginning of period                                          23,011        25,610
                                                                 ----------    ----------
        Ending at September 30                                   $   66,215    $   24,308
                                                                 ==========    ==========

                                                                 (continued on next page)

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2005 and 2004
(Unaudited)                                                         2005         2004
----------------------------------------------------------------------------------------
                                (Dollars in thousands)

Supplemental Disclosure of Cash Flow Information
      Transfer from loans to real estate acquired
         through foreclosure                                     $    1,417   $      574
                                                                 ==========   ==========

      Dividends payable                                          $      408   $      325
                                                                 ==========   ==========

      Cash paid for:
         Income taxes                                            $    2,379   $      988
                                                                 ==========   ==========

         Interest                                                $   15,123   $   11,815
                                                                 ==========   ==========

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiary, Capital Bank (the "Bank"). In addition, the Company has interests in two trusts, Capital Bank Statutory Trust I and II (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders' equity as previously reported. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

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

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB No 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154
applies to all voluntary changes in accounting principles and requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS

154 effective January 1, 2006. SFAS 154 will have no impact on the Company's financial position or results of operations upon adoption.

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's comprehensive income for the nine month periods ended September 30, 2005 and 2004 are as shown in the Company's Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2005 and 2004 (unaudited). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect and are as follows:


CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME (LOSS)
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)                                                           2005          2004
-------------------------------------------------------------------------------------------
                                    (Dollars in thousands)

Three month period ended September 30, 2005 and 2004:
      Net income                                                   $    1,734    $    1,650
      Reclassification of gains recognized in net income                   --            (1)
      Unrealized gains (losses) on securities available for sale       (1,060)        3,848
      Income tax benefit (expense)                                        408        (1,484)
                                                                   ----------    ----------
          Comprehensive income                                     $    1,082    $    4,013
                                                                   ==========    ==========


Nine month period ended September 30, 2005 and 2004:
      Net income                                                   $    4,892    $    3,921
      Reclassification of gains recognized in net income                   (7)          (14)
      Unrealized gains (losses) on securities available for sale       (1,783)           23
      Income tax benefit (expense)                                        690           (11)
                                                                   ----------    ----------
          Comprehensive income                                     $    3,792    $    3,919
                                                                   ==========    ==========

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2005 and 2004:


                                                                   2005         2004
                                                                -----------------------
(Dollars in thousands, except share data)
Three month periods ended September 30, 2005 and 2004:

      Income available to shareholders - basic and diluted      $    1,734   $    1,650
                                                                ==========   ==========
Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic      6,800,813    6,720,211
      Incremental shares from assumed exercise of stock
          options                                                  103,508      163,111
                                                                ----------   ----------
      Weighted average number of shares outstanding - diluted    6,904,321    6,883,322
                                                                ==========   ==========

Nine month periods ended September 30, 2005 and 2004:

      Income available to shareholders - basic and diluted      $    4,892   $    3,921
                                                                ==========   ==========
Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic      6,762,292    6,706,018
      Incremental shares from assumed exercise of stock
          options                                                  143,517      178,382
                                                                ----------   ----------
      Weighted average number of shares outstanding - diluted    6,905,809    6,884,400
                                                                ==========   ==========

Options to purchase approximately 458,015 shares of common stock were used in the diluted calculation. An aggregate of 80,850 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

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

The Company accounts for stock options under the provisions of APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. However, under the provisions of SFAS No. 123 , Accounting for Stock-Based Compensation("SFAS 123"), the Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with certain assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates.

Under SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure, companies are required to disclose for each period for which an income statement is presented an accounting policy footnote that includes: (i) the method of accounting for stock options; (ii) total stock compensation cost that is recognized in the income statement and would have been recognized had SFAS 123 been adopted for recognition purposes as of its effective date; and (iii) pro forma net income and earnings per share (where applicable) that would have been reported had SFAS 123 been adopted for recognition purposes as of its effective date. These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted SFAS 123 for recognition purposes.

The Company granted options to purchase 9,600 shares of common stock at a weighted average price of $16.84 during the first nine months of 2005. For the three and nine month periods ended September 30, 2005 and 2004, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:


                                                                    2005         2004
                                                                 ----------------------
(Dollars in thousands, except per share data)
Three month periods ended September 30, 2005 and 2004:

Net income, as reported                                          $   1,734    $   1,650
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                       (33)         (26)
                                                                 ----------------------
Pro forma net income                                             $   1,701    $   1,624
                                                                 ======================

Earnings per share:
Basic - as reported                                              $    0.26    $    0.25
Basic - pro forma                                                $    0.25    $    0.24
Diluted - as reported                                            $    0.25    $    0.24
Diluted - pro forma                                              $    0.25    $    0.24

Nine month periods ended September 30, 2005 and 2004:

Net income, as reported                                          $   4,892    $   3,921
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                      (119)         (77)
                                                                 ----------------------
Pro forma net income                                             $   4,773    $   3,844
                                                                 ======================

Earnings per share:
Basic - as reported                                              $    0.72    $    0.58
Basic - pro forma                                                $    0.71    $    0.57
Diluted - as reported                                            $    0.71    $    0.57
Diluted - pro forma                                              $    0.70    $    0.56


In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment ("SFAS 123R"), which replaces SFAS 123, and supercedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from shared-based compensation transactions, except for equity instruments held by employee share ownership plans. SFAS 123R as issued by the FASB was effective as of the beginning of the first period that begins after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC's views on the valuation of share-based payment arrangements for public companies. The Company will consider this guidance in its adoption of SFAS 123R. On April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC's new rules allows companies to implement SFAS 123R at the beginning of the next fiscal year. The Company plans to adopt SFAS 123R effective January 1, 2006. Additional details on the expected impact on the Company as a result of implementation of SFAS 123R are included in footnote 1 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended.

5. Investment Securities

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:


(Dollars in thousands)         Less Than 12 Months       12 Months or Greater          Total
                             ---------------------------------------------------------------------------
                                          Unrealized                Unrealized                Unrealized
Description of Security      Fair Value     Losses     Fair Value     Losses      Fair Value     Losses
--------------------------------------------------------------------------------------------------------
Available for sale
Direct obligations of U.S.
     government agencies     $   24,926   $      185   $   18,405   $      600   $   43,331   $      785
Municipal bonds                   1,847           20        2,107           79        3,954           99
Mortgage-backed securities       54,276          735       11,830          378       66,106        1,113
                             ---------------------------------------------------------------------------
                                 81,049          940       32,342        1,057      113,391        1,997
                             ---------------------------------------------------------------------------
Held to maturity
Direct obligations of U.S.
     government agencies          2,561           30        1,957           39        4,518           69
Municipal bonds                     294            6           --           --          294            6
Mortgage-backed securities        7,603          133           --           --        7,603          133
                             ---------------------------------------------------------------------------
                                 10,458          169        1,957           39       12,415          208
                             ---------------------------------------------------------------------------
                             $   91,507   $    1,109   $   34,299   $    1,096   $  125,806   $    2,205
                             ===========================================================================

The unrealized losses on the Company's investments in direct obligations of U.S. government agencies and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

6. Loans

The composition of the loan portfolio by loan classification at September 30, 2005 and December 31, 2004 is as follows:

                                                  September 30,    December 31,
(Dollars in thousands)                                2005              2004
                                                 --------------   --------------

Commercial                                       $      525,005   $      531,834
Consumer                                                 31,435           34,865
Home equity lines                                        62,502           61,925
Residential mortgages                                    27,198           26,020
                                                 --------------   --------------
                                                        646,140          654,644
Plus deferred loan costs, net                               308              223
                                                 --------------   --------------
                                                 $      646,448   $      654,867
                                                 ==============   ==============

Loans held for sale as of September 30, 2005 and December 31, 2004 were $8.6 million and $3.4 million, respectively, and were included in the residential mortgage category.


Item 2  Management's Discussion and Analysis of Financial  Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

The following discussion presents an overview of the unaudited financial statements for the three and nine month period ended September 30, 2005 and 2004 for Capital Bank Corporation (the "Company") and it's wholly owned subsidiary, Capital Bank (the "Bank"). This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Our  Proposed   Transaction   with  1st  State  Bancorp,   Inc.  is  Subject  to
Uncertainties.

Our proposed transaction with 1st State Bancorp, Inc. ("1st State') is subject to customary closing conditions, including regulatory and shareholder approval. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where 1st State Bancorp receives an acquisition proposal from a third party that its board believes is more favorable to its shareholders than the proposed transaction (after following specific procedures described in our merger agreement with 1st State). If the merger agreement is terminated, the proposed transaction would not be completed, and, in certain circumstances, 1st State could be required to pay us a termination fee of $2 million. If the merger is not completed, the value of our common stock could decline. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the first quarter of 2006. The closing of the proposed transaction could be delayed beyond the first quarter of 2006 due to many factors, including factors beyond the control of either party.

We May Not Be Able to Successfully Integrate 1st State or to Realize the Anticipated Benefits of the Proposed Merger

Our proposed merger with 1st State involves the combination of two bank holding companies that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine the operations of 1st State with our operations without encountering difficulties, such as:

      o     the loss of key employees and customers;

      o     the disruption of operations and business;

      o     inability to maintain and increase competitive presence;

      o     deposit attrition, customer loss and revenue loss;

      o     possible  inconsistencies  in  standards,   control  procedures  and
            policies;

      o unexpected problems with costs, operations, personnel, technology and credit; and/or

      o     problems  with  the   assimilation  of  new  operations,   sites  or
            personnel,   which  could  divert  resources  from  regular  banking
            operations.

Further, although meaningful cost savings are anticipated as a result of the merger, such expected cost savings may not be realized. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

The Bank is a community bank engaged in the general commercial banking business in Wake, Chatham, Granville, Alamance, Lee, Buncombe, Guilford and Catawba
Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Lee, Granville, and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance and Guilford counties have a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes Hickory, is a regional center for manufacturing and wholesale trade. The economic base of Buncombe County is comprised primarily of services, medical, tourism and manufacturing industries and includes the city of Asheville.

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

Executive Summary

As discussed in more detail below, the following is a brief summary of certain of our significant quarterly results:

      o The Company reported net income for the third quarter 2005 of $1.7 million compared to $1.6 million in the third quarter of 2004. Fully diluted earnings per share were $0.25 and $0.24 for the third quarter of 2005 and 2004, respectively. The third quarter of 2004 includes two non-recurring transactions; a $1.1 million pre-tax gain from the sale of three branch locations and a $0.3 million pre-tax loss from the sale of a portion of the Bank's mortgage loan portfolio. There were no non-recurring transactions during the third quarter of 2005.

      o For the nine months ended September 30, 2005 and 2004 the Company reported net income of $4.9 million and $3.9 million, respectively. Fully diluted earnings per share were $0.71 and $0.57 for the nine months ended September 30, 2005 and 2004, respectively.

      o The (credit) provision for loan losses was $(28,000) and $268,000 for the third quarter of 2005 and 2004, respectively. Net charge-offs for the third quarter of 2005 were $0.1 million, or 0.07% of average loans compared to $0.4 million, or 0.22% of average loans, for the third quarter of 2004. For the nine months ended September 30, 2005, the (credit) provision for loan losses was $(0.4 million) compared to $0.7 million for the nine months ended
            September  30,  2004.  Net  charge-offs  for the nine  months  ended
            September 30, 2005 were $0.4 million, or 0.07% of average loans, compared to $1.0 million, or 0.20% of average loans, for the nine months ended September 30, 2004. The decrease in the provision for loan losses and net charge-offs reflects the improving credit quality of the underlying loan portfolio.

      o Net interest income was $7.4 million for the third quarter of 2005 and $21.5 million for the nine months ended September 30, 2005 compared to $6.7 million and $19.2 million for the comparable periods in 2004. The Company's net interest margin increased compared to the third quarter of 2004 by 26 basis points to 3.57% in the third quarter of 2005. For the nine months ended September 30, 2005 and 2004, the net interest margin was 3.55% and 3.22%, respectively. The increase is attributable to increases in short-term interest rates as the Federal Reserve Open Market Committee's benchmark federal funds rate has been increased eight times since September 30, 2004, reaching 3.75% at September 30, 2005.

      o Noninterest income was $1.8 million for the third quarter of 2005 and $4.7 million for the nine months ended September 30, 2005 versus $2.3 million and $5.4 million for the comparable periods of 2004. The decrease was primarily due to a gain of $1.1 million from the sale of certain branches offset by a loss of $0.3 million on the sale of certain mortgages in the third quarter of 2004. Excluding the effects of these two transactions, noninterest income would have been $1.5 million and $4.7 million for the third quarter and nine months ender September 30, 2004, respectively.

      o Noninterest expense was $6.6 million for the third quarter of 2005 and $19.3 million for the nine months ended September 30, 2005 compared to $6.2 million and $17.9 million, respectively, for the same periods of 2004. Salaries and employee benefits increased by $0.4 million and $1.1 million in the third quarter and nine months ender September 30, 2005, respectively, compared to the same periods in 2004. Approximately 17% of the increase for the nine months ended September 30, 2005 was attributable to severance payments for an executive officer that left the Company in April 2005. The remaining increase was primarily due to an increase in the number of personnel employed by the Company and management's intention to maintain adequate staffing to meet customer's needs and keep pace with expected growth.

Merger with 1st State Bancorp, Inc.

On June 29, 2005, the Company announced that it had entered into a definitive agreement with 1st State, headquartered in Burlington, North Carolina whereby 1st State will be merged with and into the Company. 1st State shareholders will receive approximately $37.15 (in cash and/or stock or a combination of both) per share of 1st State common stock. On September 9, 2005 the Company filed a Registration Statement on Form S-4 with the SEC to register up to 4,966,612 shares of Company common stock that could be issued in connection with the proposed transaction. The Company mailed the related joint proxy statement/prospectus to its shareholders on or about October 14, 2005, setting forth matters relating to the transaction to be voted upon at the upcoming Special Meeting of Shareholders to be held on November 29, 2005. The Form S-4 describes the proposed transaction in detail and provides, among other things, highlights and terms of the proposed merger and pro forma financial information on the Company and 1st State.

On September 26, 2005, the Federal Reserve Bank of Richmond approved the Company's application to acquire 1st State pursuant to Section 3(a)(5) of the Bank Holding Company Act. On October 31, 2005, the Regional Director of the Atlanta Regional Office of the Federal Deposit Insurance Corporation approved the Bank's application to merge with 1st State Bank. The Bank is presently awaiting approval from the North Carolina Banking Commission with respect to the merger of the Bank and 1st State Bank. Subject to receipt of such regulatory approvals, consummation of the merger of the Company and 1st State, and other customary closing conditions, the Company plans to consummate the subsidiary bank merger in the first quarter of 2006.

Financial Condition

Total consolidated assets of the Company at September 30, 2005 were $927.0 million compared to $882.3 million at December 31, 2004, an increase of $44.7 million, or approximately 5.1%. Overall growth in the balance sheet was due to growth of core deposits, especially demand deposits and money market deposits, which increased from $249.0 million at December 31, 2004 to $307.7 million at September 30, 2005.

Total earning assets were $847.3 million at September 30, 2005 compared to $816.4 million at December 31, 2004. Earning assets represented 91.4% and 92.5% of total assets as of September 30, 2005 and December 31, 2004, respectively. Loan balances were $646.4 million at September 30, 2005, a decrease of $8.5 million from December 31, 2004. At September 30, 2005, investment securities were $161.3 million, an increase of $0.8 million from December 31, 2004. Interest-earning cash, federal funds sold and short term investments were $39.5 million at September 30, 2005, an increase of $38.5 million from December 31, 2004. The Company has increased its holdings of short-term investment assets to maintain liquidity for loan fundings and future commitments. Earning assets exclude bank owned life insurance, which increased from $13.5 million at December 31, 2004 to $19.6 million at September 30, 2005.

The allowance for loan losses as of September 30, 2005 was $9.8 million and represented approximately 1.52% of total loans and 1.54% of loans excluding those held for sale at September 30, 2005. The allowance for loan losses decreased $0.9 million from the December 31, 2004 balance of $10.7 million. Management believes that the amount of the allowance is adequate to absorb probable losses inherent in the current loan portfolio. See "Asset Quality" for further discussion of the allowance for loan losses.

Total deposits as of September 30, 2005 were $703.2 million, an increase of $48.2 million, or 7.4%, from December 31, 2004. The increase was primarily the result of strong internal growth fueled by a successful core deposit campaign. For 2005, the Company prioritized the growth of savings and interest bearing demand deposit accounts, which increased by $42.6 million from December 31, 2004 to $236.1 million at September 30, 2005. The average balance of these accounts also increased significantly with the average balance being $230.7 million during the third quarter of 2005 compared to $189.9 million and $211.8 million during the first and second quarter of 2005, respectively. At September 30, 2005, the Company experienced a net decrease of $9.6 million, or 2.6%, in certificates of deposit ("CDs") compared to December 31, 2004. Approximately $10.5 million of this decrease is attributable to brokered CDs. In addition, the Company has not aggressively priced certain maturing CDs where the customer has no other banking relationship with the Company. Time deposits represented 54.9% of total deposits at September 30, 2005 compared to 60.4% at December 31, 2004.

Noninterest bearing DDAs were $80.8 million at September 30, 2005, an increase of $15.2 million, or 23.1%, from December 31, 2004. This increase was also attributable to the Company's aforementioned core deposit campaign, which resulted in over 2,500 new accounts being opened through September 30, 2005. The average balance of noninterest DDA accounts was $76.7 million during the third quarter of 2005 compared to $62.0 million and $68.3 million during the first and second quarter of 2005, respectively.

Total consolidated shareholders' equity was $82.2 million as of September 30, 2005, an increase of $4.5 million from December 31, 2004. Retained earnings increased by $3.7 million reflecting the net income during the nine month period ended September 30, 2005 less dividends paid during that same time, offset by a $1.1 million decrease in accumulated other comprehensive income due to declines in the market value of available for sale investment securities as a result of the increase in interest rates. Common stock increased by $1.9 million as a result of repurchases of the Company's stock pursuant to an approved repurchase plan during the first quarter of 2005 offset by the issuance of shares under various plans. See Item 1. Financial Statements - Consolidated Statements of Changes in Shareholders' Equity for additional information.

Results of Operations

Three month period ended September 30, 2005
-------------------------------------------

For the three month period ended September 30, 2005, the Company reported net income of $1.7 million, or $0.25 per diluted share, compared to net income of $1.6 million, or $0.24 per diluted share, for the three month period ended September 30, 2004. Net income increased by $0.1 million between periods as a result of an increase in net interest income, primarily due to an improved net interest margin, offset by a decrease in noninterest income and an increase in noninterest expenses (such increase in noninterest expenses was primarily due to higher salary and benefit expenses). Noninterest income for the three month period ended September 30, 2004 includes a $1.1 million gain related to the sale of three branch locations and a $0.3 million loss related to the sale of certain residential mortgage loans. There were no non-recurring transactions in same period for 2005.

Net interest income increased $0.7 million, or approximately 11.1%, from $6.7 million for the three month period ended September 30, 2004, to $7.4 million for the three month period ended September 30, 2005. Average earning assets increased  $20.7  million to $844.0  million  for the three month  period  ended
September 30, 2005 from $823.3 million for the three month period ended September 30, 2004. Average interest bearing liabilities increased $13.6 million to $753.4 million for the three month ended September 30, 2005 from $739.8 for the three month period ended September 30, 2004. The net interest margin on a fully taxable equivalent basis increased 26 basis points to 3.57% for the three month period ended September 30, 2005 from 3.31% for the three month period ended September 30, 2004. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee ("FOMC"), resulting in eight corresponding increases in the Bank's prime interest rate starting on September 30, 2004. The Company's balance sheet remains asset-sensitive and, as a result, its interest earning assets re-price faster than its interest bearing liabilities. Since September 30, 2004, the Bank has increased its prime rate by 200 basis points to 6.75% in response to FOMC rate increases. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC. Further increases by the FOMC will affect the level of the Company's prime rate and likely increase the effective cost of interest-bearing liabilities.

The following table shows the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.


                Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                            Three Months Ended September 30, 2005 and 2004
                       (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                           2005                               2004
                                             ------------------------------------------------------------------
                                             Average      Amount      Average    Average     Amount     Average
                                             Balance      Earned        Rate     Balance     Earned       Rate
                                             ------------------------------------------------------------------
 Assets
 Loans receivable: (2)
   Commercial                                $519,300    $  8,920       6.81%   $515,969    $  7,121      5.49%
   Consumer                                    31,686         635       7.95%     37,886         627      6.58%
   Home equity                                 60,697       1,011       6.61%     59,807         757      5.04%
   Residential mortgages (3)                   26,060         427       6.50%     46,966         657      5.57%
                                             ------------------------------------------------------------------
 Total loans                                  637,743      10,993       6.84%    660,628       9,162      5.52%
 Investment securities (4)                    162,282       1,884       4.61%    152,648       1,762      4.59%
 Federal funds sold and other
     interest on short term investments        43,967         365       3.29%     10,023          37      1.47%
                                             ------------------------------------------------------------------
 Total interest earning assets                843,992    $ 13,242       6.22%    823,299    $ 10,961      5.30%
                                                         ====================               ===================
 Cash and due from banks                       24,759                             22,887
 Other assets                                  63,453                             50,226
 Allowance for loan losses                    (10,062)                           (11,559)
                                             ---------                          --------
 Total assets                                $922,142                           $884,853
                                             =========                          ========

 Liabilities and Equity
 Savings deposits                            $ 16,831    $     22       0.52%   $ 17,098      $   13      0.30%
 Interest-bearing demand deposits             213,824       1,090       2.02%    197,725         589      1.19%
 Time deposits                                389,925       3,045       3.10%    393,377       2,369      2.40%
                                             ------------------------------------------------------------------
 Total interest bearing deposits              620,580       4,157       2.66%    608,200       2,971      1.94%
 Borrowed funds                                99,648       1,073       4.27%     99,063         872      3.50%
 Trust preferred debt                          20,620         331       6.37%     20,620         238      4.59%
 Repurchase agreements                         12,605          88       2.77%     11,942          26      0.87%
                                             ------------------------------------------------------------------
   Total interest-bearing liabilities         753,453    $  5,649       2.97%    739,825    $  4,107      2.21%
                                                         ====================               ===================
 Non-interest bearing deposits                 76,731                             61,121
 Other liabilities                             10,352                              9,463
                                             --------                           --------
 Total liabilities                            840,536                            810,409
 Shareholders' equity                          81,606                             74,444
                                             --------                           --------
  Total liabilities and shareholders' equity $922,142                           $884,853
                                             ========                           ========

 Net interest spread (5)                                                3.25%                             3.09%

 Tax equivalent adjustment                               $    164                           $    165

 Net interest income and net
   interest margin (6)                                   $  7,593       3.57%               $  6,854      3.31%


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

Yields on commercial, consumer, and home equity increased 132 basis points, 137 basis points and 157 basis points, respectively, in the third quarter of 2005 compared to the same period in 2004. Higher yields in 2005 reflect the increase in the prime rate charged by the Bank between those two periods. Variable rate loans made up approximately 69% of the total loan portfolio at September 30, 2005 compared to 70% at September 30, 2004.

The yield on investment securities on a tax-equivalent basis increased from 4.59% in the third quarter of 2004 to 4.61% in the third quarter of 2005. The slight increase is due to higher yields on new investment securities purchased during 2005. Longer term rates have increased much less significantly than short-term rates. The majority of the investment portfolio is in medium to long term maturity investments and, as a result, the Company's yield on investments will not increase rapidly if long term rates begin to increase.

The average rate paid on time deposits increased from 2.40% to 3.10% for the three months ended September 30, 2005 compared to the same period in 2004, a 70 basis point rise, as new certificates were opened at higher rates due to the rising interest rate environment. Rates on shorter maturity CDs have increased significantly with the FOMC interest rate increases and management anticipates the Bank's CD funding costs will increase on a quarterly basis going forward for the remainder of 2005.

The rate on borrowings for the three month period ended September 30, 2005 increased to 4.27% from 3.50% for the three month period ended September 30, 2004. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps has been to reduce interest and, accordingly, the net effective rate paid on those advances. As short-term interest rates have increased following the FOMC rate increases, the overall effective yield on borrowings has increased. The increases in short-term rates are also responsible for the increase in the cost of the Company's subordinated debentures.

For the three month period ended September 30, 2005, the credit provision for loan losses was $(28,000) compared to a provision of $268,000 for the same period in 2004, a decrease of approximately $296,000. The decrease in 2005 was primarily due to improvements in the risk rating classifications of certain loans contained in the portfolio and other factors as discussed more fully below under "Asset Quality".

Noninterest income for the three month period ended September 30, 2005, was $1.8 million compared to $2.3 million for the same period in 2004, a decrease of $0.5 million, or 21.5%. The decrease was primarily due to the sale of three branch locations and certain residential mortgage loans during the third quarter of 2004. These two transactions resulted in a net gain of $0.8 million. Absent these non-recurring transactions, noninterest income would have increased $0.3 million for the three month period ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to an improvement in mortgage banking revenues as a result of higher period-over-period loan production.

Noninterest expense for the three month period ended September 30, 2005 was $6.6 million compared to $6.2 million for the corresponding period in 2004. Salaries and employee benefits, representing the largest noninterest expense category, increased to $3.5 million for the three month period ended September 30, 2005, from $3.1 million for the same period in 2004. The increase was primarily due to the change in the number of personnel employed by the Company and management's intention to maintain adequate staffing to meet customer's needs and keep pace with expected growth. As of September 30, 2005, the Company had 247 full-time equivalent employees ("FTEs") compared to 223 for the same date in 2004 and 227 at December 31, 2004. Other expenses increased to $1.2 million for the three month period ended September 30, 2005, from $1.0 million in the same period in 2004. The increase was primarily due to costs associated with a new director retirement program and higher director fees in 2005 partially offset by lower equipment costs.

As previously disclosed, in contemplation of the proposed merger of 1st State with and into the Company, which is subject to regulatory and shareholder approval as well as other customary closing conditions and which is discussed in more detail in the Company's Current Report on Form 8-K as filed with the SEC on June 29, 2005, the Company plans to consolidate its state-wide operations into 1st State's headquarters building in Burlington, North Carolina. The Company anticipates that such consolidation will include data processing services and item processing, which to date have been provided by an outside vendor. In conjunction with processing in-house, the Company will be required to purchase additional software and equipment. The Company will continue to utilize the outside vendor for item processing and data processing on a month-to-month basis after its contract expires at the end of 2005, until the conversion is completed. The Company estimates the total cost of the conversion to be between $1.8 million to $2.5 million.

The Company's effective tax rate for the third quarter of 2005 was 33.3% compared to 34.6% for the comparable period of 2004. Income tax expense for the third quarter of 2005 and 2004 was $0.9 million. The Company forecasts its taxable and non-taxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period. The change in the effective tax rate was due to changes in forecasted levels of taxable and tax exempt income and the decline for these comparable periods primarily reflects the addition of nontaxable income as the result of a purchase of bank owned life insurance in the latter part of 2004 and again in May 2005.

Results of Operations

Nine month period ended September 30, 2005
------------------------------------------

For the nine month period ended September 30, 2005, the Company reported net income of $4.9 million, or $0.71 per diluted share, compared to net income of $3.9 million, or $0.57 per diluted share, for the nine month period ended September 30, 2004. The $1.0 million increase in net income was the result of an increase in net interest income, primarily due to an improved net interest margin, and a decrease in the loan loss provision, partially offset by a decrease in noninterest income and an increase in noninterest expenses, primarily due to higher salary and benefit expenses. Noninterest income for the nine month period ended September 30, 2004 includes a $1.1 million gain related to the sale of three branch locations and a $0.3 million loss related to the sale of certain residential mortgage loans. There were no non-recurring transactions during the same period in 2005.

Net interest income increased $2.3 million, or approximately 12%, from $19.2 million for the nine month period ended September 30, 2004, to $21.5 million for the same period in 2005. Average earning assets for the nine month period ended September 30, 2005 increased $11.6 million compared to the same period in 2004, while average interest bearing liabilities increased $4.9 million. Average loan balances for the nine month period ended September 30, 2005 decreased $1.2 million compared to the same period in 2004 while the average rate earned on loans increased by 103 basis points to 6.44%. Average interest bearing deposits for the nine month period ended September 30, 2005 increased $1.8 million compared to the same period in 2004 and the average rate paid increased by 50 basis points to 2.44%. The net interest margin on a fully taxable equivalent basis increased 33 basis points to 3.55% for the nine month period ended September 30, 2005 from 3.22% for the same time period for 2004. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the FOMC and the asset sensitive position of the Company's balance sheet. Further increases by the FOMC will likely increase the effective cost of interest-bearing liabilities and have a negative effect on net interest margins.

The following table shows the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.


                          Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                                      Nine Months Ended September 30, 2005 and 2004
                                  (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                             2005                               2004
                                             -----------------------------------------------------------------------
                                              Average       Amount      Average    Average      Amount       Average
                                              Balance       Earned        Rate     Balance      Earned        Rate
                                             -----------------------------------------------------------------------
 Assets
 Loans receivable: (2)
   Commercial                                $ 527,204     $ 25,316       6.42%   $ 501,205    $ 19,961        5.32%
   Consumer                                     31,606        1,796       7.60%      38,842       1,957        6.73%
   Home equity                                  61,455        2,839       6.18%      59,767       2,203        4.92%
   Residential mortgages (3)                    25,882        1,189       6.14%      47,508       2,084        5.86%
                                             -----------------------------------------------------------------------
 Total loans                                   646,147       31,140       6.44%     647,322      26,205        5.41%
 Investment securities (4)                     160,400        5,635       4.70%     156,394       5,368        4.58%
 Federal funds sold and other
     interest on short term investments         21,225          498       3.14%      12,467         118        1.26%
                                             -----------------------------------------------------------------------
 Total interest earning assets                 827,772     $ 37,273       6.02%     816,183    $ 31,691        5.19%
                                                           ====================                =====================
 Cash and due from banks                        23,501                               21,907
 Other assets                                   58,881                               51,268
 Allowance for loan losses                     (10,410)                             (11,555)
                                             ---------                            ---------
 Total assets                                $ 899,744                            $ 877,803
                                             =========                            =========

 Liabilities and Equity
 Savings deposits                            $  16,607      $    63       0.51%   $  17,390    $     35        0.27%
 Interest-bearing demand deposits              194,156        2,576       1.77%     189,661       1,604        1.13%
 Time deposits                                 392,365        8,376       2.85%     394,243       7,107        2.41%
                                             -----------------------------------------------------------------------
 Total interest bearing deposits               603,128       11,015       2.44%     601,294       8,746        1.94%
 Borrowed funds                                102,336        3,119       4.07%     102,175       2,533        3.30%
 Trust preferred debt                           20,620          912       5.91%      20,620         668        4.33%
 Repurchase agreements                          14,139          241       2.28%      11,228          54        0.64%
                                             -----------------------------------------------------------------------
   Total interest-bearing liabilities          740,223     $ 15,287       2.76%     735,317    $ 12,001        2.18%
                                                           ====================                =====================
 Non-interest bearing deposits                  69,007                               59,111
 Other liabilities                              10,918                                8,967
                                             ---------                            ---------
 Total liabilities                             820,148                              803,395
 Shareholders' equity                           79,596                               74,408
                                             ---------                            ---------
  Total liabilities and shareholders' equity $ 899,744                            $ 877,803
                                             =========                            =========

 Net interest spread (5)                                                  3.26%                                3.01%

 Tax equivalent adjustment                                 $    491                            $    501

 Net interest income and net
   interest margin (6)                                     $ 21,986       3.55%                $ 19,690        3.22%


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

For the nine month period ended September 30, 2005, the credit provision for loan losses was $(0.4 million) compared to a provision of $0.7 million for the same period in 2004, a decrease of approximately $1.1 million. The decrease in 2005 was primarily due to a reduction in charge offs during the nine month period ended September 30, 2005, which dropped to $0.4 million from $1.0 million recorded in same period in 2004 and improvements in the risk rating classifications of certain loans contained in the portfolio. See "Asset Quality" below for further discussion of the allowance for loan losses.

Noninterest income for the nine month period ended September 30, 2005, was $4.7 million compared to $5.4 million for the same period in 2004, a decrease of $0.7 million, or 13.2%. The decrease was primarily due to the sale of three branch locations and certain residential mortgage loans during the third quarter of 2004. These two transactions resulted in a net gain of $0.8 million. Absent these non-recurring transactions, noninterest income increased $0.1 million for the nine month period ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to a $0.2 million improvement in mortgage banking revenues as a result of higher period-over-period loan production and a $0.2 million increase in bank owned life insurance income due to additional purchases in 2005. Service charges and other fees decreased by $0.1 million which are primarily attributable to the three branch locations sold in September 2004.

Noninterest expense for the nine month period ended September 30, 2005 was $19.3 million compared to $17.9 million for the corresponding period in 2004. Salaries and employee benefits increased by $1.2 million to $10.2 million in the nine month period ended September 30, 2005 from $9.0 million in the same period in 2004. This increase reflects an increase of 24 FTE's since September 30, 2004, which is consistent with management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. Occupancy expense for the nine month period ended September 30, 2005 increased by $0.1 million from the same period in 2004 largely due to the opening of new locations that have a higher cost structure than those branch locations sold in September 2004. The Company added a new branch in Pittsboro during the second quarter of 2005 while branches were opened during May through August 2004 in Greensboro, Wake Forest, and Asheville, North Carolina. Furniture and equipment expense for the nine month period ended September 30, 2005 decreased $0.2 million from the same period in 2004 primarily due to of the amount of equipment expense associated with the initial startup of these new locations. Other expenses for the nine month period ended September 30, 2005 increased by $0.3 million from the same period in 2004 primarily due to higher director fees partially offset by lower equipment costs

The Company recorded an income tax expense of $2.5 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively. The Company's effective tax rate for the nine months ended September 30, 2005 was 33.5%
compared to 35.2% for the comparable period of 2004. The changes in the effective tax rate are due to changes in forecasted levels of taxable and tax exempt income and the decline for these comparable periods primarily reflects the addition of nontaxable income as the result of a purchase of bank owned life insurance in the latter part of 2004 and during the second quarter of 2005.

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

The Company estimates the amount of allowance needed to cover probable losses in the portfolio by applying a loss allowance factor to each risk grade. Consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Bank's historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date presented.

During the second quarter of 2005, the Company adjusted its methodology for estimating the allowance for loan losses associated with certain commercial loans greater than $750,000. In prior periods, the Company generally used standard percentage allocations based on the risk rating of the commercial loan if the loan was risk rated below a "pass" credit. Commencing in the second quarter, the Company began estimating a specific allowance for loan losses for these loans. We determine the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. The effect of the revised methodology used in the estimation of the allowance for loan losses on the third quarter was to reduce the overall amount of loan loss allocation associated with non-pass loans greater than $750,000 by approximately $90,000 and approximately $400,000 for the nine months ended September 30, 2005.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded (credit) provisions of $(28,000) and $(434,000) for the three and nine month periods ended September
30, 2005, respectively, compared to an expense of $268,000 and $681,000, respectively, for the same periods in the prior year. In addition to the change in methodology with large non-pass loans, the Company saw an overall improvement in delinquencies and the risk ratings of the portfolio during the quarter which also contributed to the reduction in provision expense. The allowance for loan losses was 1.52% and 1.64% of gross loans, respectively, as of September 30, 2005 and December 31, 2004. The allowance for loan losses as a percent of loans excluding loans held for sale was 1.54% and 1.65% as of September 30, 2005 and December 31, 2004, respectively. The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2005 and 2004, respectively:


                                                            Three Months             Nine Months
                                                         Ended September 30,      Ended September 30,
                                                          2005         2004        2005         2004
                                                        --------     --------    --------     --------
(Dollars in thousands)
Allowance for loan losses, beginning of period          $ 10,075     $ 11,417    $ 10,721     $ 11,613
Net charge-offs:
      Loans charged off:
      Commercial                                             116          147         212          608
      Consumer                                                12           37         292          356
      Mortgage                                                34          266         144          336
                                                        --------     --------    --------     --------
           Total charge-offs                                 162          450         648        1,300
                                                        --------     --------    --------     --------
      Recoveries of loans previously charged off:
      Commercial                                              27           61         251          148
      Consumer                                                17           26          42           88
      Mortgage                                                --           --          --           92
                                                        --------     --------    --------     --------
           Total recoveries                                   44           87         293          328
                                                        --------     --------    --------     --------
           Total net charge-offs                             118          363         355          972
                                                        --------     --------    --------     --------
      Loss provisions (credits) charged to operations       (113)         268        (522)         681
                                                        --------     --------    --------     --------
Allowance for loan losses, end of period                $  9,844     $ 11,322    $  9,844     $ 11,322
                                                        ========     ========    ========     ========

Net charge-offs to average loans during the
period (annualized)                                         0.07%        0.22%       0.07%        0.20%
Allowance as a percent of gross loans                       1.52%        1.72%
Allowance as a percent of gross loans excluding
      loans held for sale                                   1.54%        1.79%


Net charge-offs have declined, as management has allocated significant resources to improving the overall credit quality of the loan portfolio. Management believes these efforts will result in lower net charge-offs during 2005 than in 2004 and 2003, however, unforeseen changes in economic and other factors could effect net charge-offs during the fourth quarter of 2005.

The following table presents an analysis of nonperforming assets as of September 30, 2005 and 2004 and December 31, 2004:


                                                    September 30,        December 31,
                                                 2005          2004          2004
                                              ----------    ----------    ----------
(Dollars in thousands)
Nonaccrual loans:
      Commercial and commercial real estate   $    3,915    $    4,401    $    3,964
      Mortgage                                     1,711         2,034         1,898
      Construction                                 1,302         1,314         1,622
      Equity lines                                   592           363           415
      Consumer                                       239           151           312
                                              ----------    ----------    ----------
           Total nonaccrual loans                  7,759         8,263         8,211
      Foreclosed property held                     1,608           825           418
                                              ----------    ----------    ----------
           Total nonperforming assets         $    9,367    $    9,088    $    8,629
                                              ==========    ==========    ==========

Nonperforming loans to total loans                  1.20%         1.26%         1.32%
Nonperforming assets to total assets                1.01%         1.04%         0.98%
Allowance coverage of nonperforming loans            127%          137%          131%


On September 30, 2005, nonperforming assets were $9.4 million, an increase of $0.8 million from December 31, 2004. The increase in nonperforming loans during the year was largely attributable to four customers. These loans are primarily secured by real estate and, in some instances the Company is receiving some payments on the loans. The majority of the Company's nonperforming loans are secured by real estate and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the September 30, 2005 nonperforming loans.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no impaired loans at September 30, 2005 and December 31, 2004.

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

Foreclosed property increased to $1.6 million at September 30, 2005 from $0.4 million at December 31, 2004. The increase is largely attributable to the foreclosure of certain nonaccrual loans during the year. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or market.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $66.2 million in its most liquid assets, cash and cash equivalents, as of September 30, 2005. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, funded 70.1% of total assets at September 30, 2005 compared to 67.7% at December 31, 2004. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

During the second quarter of 2004, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 50,000 shares of the Company's stock. In December 2004, the Board of Directors approved the repurchase of an additional 100,000 shares. The principal purpose of the stock repurchase program is to manage equity capital relative to the growth of the Company, to offset the dilutive effect of employee equity-based compensation and to enhance long term shareholder value. The Company plans to effect the repurchase program through open-market purchases. During the first quarter of 2005, the Company repurchased 50,000 shares at a weighted average price of $17.84 per share. There were no repurchases during the second and third quarters of 2005.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of September 30, 2005 and the minimum requirements are presented in the following table:


                                                                               Minimum
                                                                          Requirements To Be
                                                       Actual              Well Capitalized
                                                ---------------------    ---------------------
(Dollars in thousands)                           Amount      Ratio        Amount        Ratio
                                                --------    --------     --------     --------
     Capital Bank Corporation
     ------------------------
Total Capital (to Risk Weighted Assets)         $ 99,482       12.80%    $ 77,694       10.00%
Tier I Capital (to Risk Weighted Assets)          89,764       11.55%      46,616        6.00%
Tier I Capital (to Average Assets)                89,764       10.13%      44,323        5.00%

           Capital Bank
           ------------
Total Capital (to Risk Weighted Assets)         $ 92,246       11.91%    $ 77,461       10.00%
Tier I Capital (to Risk Weighted Assets)          82,556       10.66%      46,477        6.00%
Tier I Capital (to Average Assets)                82,556        9.10%      45,344        5.00%


Consolidated capital ratios improved from December 31, 2004 due to the increase in capital associated with the Company's retention of earnings for the nine months ended September 30, 2005 in excess of dividends and balance sheet growth. Total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2004 were 12.33%, 11.08% and 9.61%, respectively.

Shareholders' equity was $82.3 million, or $12.11 per share, at September 30, 2005. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth and to maintain a well capitalized position.

The merger agreement with 1st State calls for the payment of a portion (up to 35%) of the total merger consideration in cash. This cash consideration is currently anticipated to be obtained by the Company through a combination of short-term financing and the issuance (by a to-be-formed subsidiary of the Company) of additional trust preferred securities. Such subsidiary will be formed for the sole purpose of the issuance transaction and will only have those assets and operations that are incidental to such issuance. It is not expected that the financing transactions and/or payment of cash consideration to the shareholders of 1st State will have a material adverse effect on the Company's post-merger liquidity position or capital ratios.

Item 3 Quantitative and Qualitative Disclosures about Market Risk
       ----------------------------------------------------------

The Company has not experienced any material change in the risk of its portfolio of interest earning assets and interest bearing liabilities from December 31, 2004 to September 30, 2005.

Item 4 Controls and Procedures
       -----------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its Exchange Act filings.

Changes in Internal Control

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management has implemented changes in internal control over financial reporting as a result of remediation of matters identified through its review of internal control over financial reporting as required under Section 404 of the Sarbanes Oxley Act, however it does not believe any of the changes implemented were material in nature.

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

Item 2   Unregistered Sale of Equity Securities and Use of Proceeds
         ----------------------------------------------------------

None

Item 3   Defaults Upon Senior Securities
         -------------------------------
None

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

Item 5   Other Information
         -----------------

None

Item 6   Exhibits
         --------

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

                                                 CAPITAL BANK CORPORATION


Date:  November 4, 2005                               By:   /s/B. Grant Yarber
                                                           ---------------------
                                                      B. Grant Yarber
                                                      Chief Executive Officer

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