Form 10-K
period 2005-12-31
CAPITAL BANK CORP
filed 2006-03-16
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                        Commission File Number 000-30062

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's Common Stock, no par value per share, as of June 30, 2005, held by those persons deemed by the registrant to be non-affiliates was approximately $81,290,077 (5,415,728 shares held by non-affiliates at $15.01 per share). For purposes of the forgoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 6, 2006, there were 11,734,786 shares of the registrant's Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


   Document Incorporated                                                     Where
   ---------------------                                                     -----
   1. Portions of the registrant's Proxy Statement for the Annual Meeting    Part III
   of Shareholders to be held on May 25, 2006

                            CAPITAL BANK CORPORATION

                           Annual Report on Form 10-K

                                      INDEX

PART I.................................................................................. ..............2
    Item 1.  Business..................................................................................2
    Item 1A. Risk Factors.............................................................................10
    Item 1B. Unresolved Staff Comments................................................................13
    Item 2.  Properties...............................................................................13
    Item 3.  Legal Proceedings........................................................................13
    Item 4.  Submission of Matters to a Vote of Security Holders......................................13
PART II............................................................................... ...............14
    Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
             of Equity Securities.....................................................................14
    Item 6.  Selected Financial Data..................................................................15
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....16
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................32
    Item 8.  Financial Statements and Supplementary Data..............................................35
    Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....68
    Item 9A. Controls and Procedures..................................................................68
    Item 9B. Other Information........................................................................69
PART III............................................................................. ................69
    Item 10. Directors and Executive Officers of the Registrant.......................................69
    Item 11. Executive Compensation...................................................................69
    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters..................................................................................69
    Item 13. Certain Relationships and Related Transactions...........................................69
    Item 14. Principal Accountant Fees and Services...................................................70
PART IV............................................................................ ..................70
    Item 15. Exhibits and Financial Statement Schedules...............................................70
    Signatures........................................................................................71

                            PART I

Item 1. Business.

General

Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the "Trusts"). These Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"). Capital Bank (the "Bank") was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. Capital Bank Investment Services, Inc. ("CBIS") was incorporated under the laws of the State of North Carolina on January 3, 2001 and commenced operations as a full service investment company on March 1, 2001. In the third quarter of 2003 CBIS ceased operations, but remains a subsidiary of the Company.

As of December 31, 2005, the Company had assets of approximately $960.9 million, gross loans outstanding of approximately $669.0 million and deposits of approximately $698.5 million. The Company's corporate office is located at 4901 Glenwood Avenue, Raleigh, North Carolina 27612, and its telephone number is
(919) 645-6400. In addition to the corporate office, the Company has four branch offices in Raleigh, three in Sanford, three in Asheville, two in Cary, one in Siler City, one in Oxford, one in Wake Forest, two in Burlington, one in Graham, one in Greensboro, one in Hickory, and one in Pittsboro, North Carolina.

On January 3, 2006, the Company consummated its previously announced merger with 1st State Bancorp, Inc. ("1st State Bancorp"). As a result of the merger, and the subsequent merger of 1st State Bank, a subsidiary of 1st State Bancorp, with and into Capital Bank, Capital Bank is the sole manager-member of First Capital Services Company, LLC, which had previously operated as 1st State Bank's full service investment company. In addition, as a result of the merger, Capital Bank has one additional branch in Mebane, four additional branches in Burlington, and two additional branches in Graham, North Carolina.

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

In the third quarter of 2004, the Bank began to offer non-insured investment products and services through a new financial services division, creating a partnership with Capital Investment Group, a leading Raleigh, North Carolina based broker-dealer. The Bank hired four commission-based financial advisors during 2004 to offer full-service brokerage to individual and corporate customers. With the addition of the financial services division, Capital Bank believes it now has the ability to compete with much larger institutions in North Carolina.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the Debentures (as defined below), which are the sole assets of the Trusts. A portion of the proceeds from the issuance of the Debentures were used by the Company to repurchase shares of Company common stock. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities.

Lending Activities and Deposits

Loan Types and Lending Policies. The Company originates a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes and loans to individuals for personal and household purposes. During 2005, there were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company's emphasis on being a community-oriented financial institution, virtually all the Company's business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to the Bank's loan policy as approved annually by the Board of Directors. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans and class and purpose coding of loans. Management believes that early detection of credit problems through regular contact with the Company's clients coupled with consistent reviews of the borrowers' financial condition are important factors in overall credit risk management. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table:

Loan Type                   2005                  2004                  2003                   2002                  2001
                        -------------         -------------         -------------          -------------         -------------
                                     % of                  % of                  % of                   % of                  % of
       (In thousands)     Amount     Total      Amount     Total      Amount     Total       Amount     Total      Amount     Total
                          ------     -----      ------     -----      ------     -----       ------     -----      ------     -----
Commercial              $ 555,366      83%    $ 532,091     82%     $ 474,317      76%     $ 430,817     71%     $ 229,386      75%
Home Equity Lines          65,566      10%       61,924      9%        58,430       9%        45,935      8%        28,383       9%
Consumer                   26,222       4%       34,865      5%        42,929       7%        51,069      9%        28,201       9%
Residential mortgages      21,828       3%       25,987      4%        50,269       8%        72,788     12%        20,921       7%
                        -----------------------------------------------------------------------------------------------------------
                        $ 668,982     100%    $ 654,867    100%     $ 625,945     100%     $ 600,609    100%     $ 306,891     100%
                        ===========================================================================================================

Deposits. The majority of the Company's deposit customers are individuals and small to medium-size businesses located in Wake, Chatham, Granville, Alamance, and Lee Counties, North Carolina and contiguous areas and the Asheville, Greensboro and Hickory, North Carolina communities. The Company's deposit base is well diversified, with no material concentration in a single industry or group of related industries. Management of the Company does not believe that the deposits or the business of the Company are seasonal in nature. Deposits vary with local and national economic conditions, but management does not believe the variances have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company's rates are competitive with those offered by other institutions in the same geographic area.

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2005:

Non-interest bearing demand                               11%
Interest checking                                         11%
Market rate investment                                    21%
Savings                                                    2%
Time deposits:
        Under $100,000                                    36%
        Equal to or over $100,000                         19%
                                                      --------
                                                         100%
                                                      ========
Competition

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

The enactment of legislation authorizing interstate banking has caused increases in the size and financial resources of some of the Company's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks within North Carolina. Despite the competition in its market area, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company believes that its primary competitive advantages are its strong local identity and affiliation with the communities it serves and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The Company offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Company offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Company also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

At March 6, 2006, the Company employed 320 persons, of which 295 were full-time and 25 were part-time. None of the Company's employees are represented by a collective bargaining unit or agreement. The Company considers relations with its employees to be good.

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

As of December 31, 2005, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.73%, 13.71% and 10.64%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2004 were 11.08%, 12.33% and 9.61%, respectively.

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

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. At December 31, 2005, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.41%, 11.62% and 9.27%, respectively, all in excess of the minimum requirements.

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

Executive Officers

The executive officers of the Company are:

Name                 Age    Position With Company
----                 ---    ---------------------
B. Grant Yarber       41    President and Chief Executive Officer

A. Christine Baker    52    Executive Vice President and Chief Financial Officer

Mark J. Redmond       38    Executive Vice President and Chief Credit Officer

B. Grant Yarber serves as President and Chief Executive Officer for Capital Bank Corporation and Capital Bank, overseeing the day-to-day operations of the Bank. Mr. Yarber joined Capital Bank during the summer of 2003 as the Chief Credit Officer and was then promoted to President and Chief Operating Officer before his appointment to Chief Executive Officer. Mr. Yarber served previously as Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C. With more than 15 years of banking experience, Mr. Yarber has particular strength in lending and credit management. His background includes leadership positions with Bank of America, including Southeast Credit Manager and Regional Executive for Business Banking and Professional/Executive Banking for Missouri and Illinois.

A. Christine Baker became Executive Vice President and Chief Financial Officer for Capital Bank Corporation and Capital Bank effective January 3, 2006. In this position, Ms. Baker is responsible for the financial activities of the Company, including investment portfolio management, analyst relations and strategic planning. Ms. Baker previously served as Treasurer and Secretary of 1st State Bancorp, Inc., Burlington, North Carolina and Executive Vice President and Chief Financial Officer of 1st State Bank, Burlington, North Carolina.

Mark J. Redmond serves as Executive Vice President and Chief Credit Officer for Capital Bank Corporation and Capital Bank. Mr. Redmond previously served as Senior Credit Officer at BB&T for three years, where he was responsible for credit administration for the western half of Kentucky, and as a Credit Officer with BB&T's Capital Market Group for two years. Mr. Redmond has over 13 years of banking experience, concentrating in the commercial lending and credit areas. In his function as Chief Credit Officer, Mr. Redmond is responsible for credit quality, loan review, special assets, government lending, compliance, and the credit department.

Website Access to Capital Bank Corporation's Filings with the Securities and Exchange Commission

Since becoming an "accelerated filer," all of the Company's electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been made available at no cost on the Company's web site, www.capitalbank-nc.com, as soon as reasonably practicable after the Company filed such material with, or furnished it to, the SEC. The Company's SEC filings are also available through the SEC's web site at www.sec.gov. In addition, any reports the Company files with the SEC are available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

In addition to the other information provided in this Annual Report of Form 10-K, you should consider the following material risk factors carefully before deciding to invest in the Company's securities. Additional risks and uncertainties not presently known to the Company, that the Company currently deems not material or that are similar to those faced by other companies in the Company's industry or business in general, such as competitive conditions, may also impact the Company's business operations. If any of the events described below occur, the Company's business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company's common stock may decline, in which case the value of your investment may decline as well. References herein to "we," "us" and "our" refer to Capital Bank Corporation, a company incorporated in North Carolina, and its consolidated subsidiaries, unless the context otherwise requires.

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

In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening, which could decrease our reported earnings.

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

We May Not Be Able to Successfully Integrate 1st State Bancorp or to Realize the Anticipated Benefits of our Recently Completed Merger

Our recently completed merger with 1st State Bancorp involves the combination of two bank holding companies that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine the operations of 1st State Bancorp with our operations without encountering difficulties, such as:

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

The Company currently leases property located at 4901 Glenwood Avenue, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 21,600 square feet, of which approximately 18,600 square feet is for the company's principal offices and the remainder for the branch office. On November 21, 2005, the Company entered into a lease for an eventual total of approximately 55,359 rentable square feet of premises at 333 Fayetteville Street, Raleigh, North Carolina. This space will initially serve as a branch location (with associated office space). In addition to this facility, the Company owns 12 properties throughout North Carolina that are used as branch locations and which are located in Sanford (2), Cary (2), Siler City, Oxford, Burlington (2), Graham, Greensboro, Hickory and Raleigh. The Company also leases 11 other properties throughout North Carolina that are used as branch locations, operations facilities or mortgage production offices and which are located in Raleigh (3), Sanford, Asheville (3), Cary, Pittsboro and Wake Forest. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm's length bargaining.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On November 30, 2005, the Company held a Special Meeting of Shareholders during which time certain matters related to the merger of 1st State Bancorp with and into the Company were submitted to the shareholders of the Company for a vote. Below is a brief description of the matters, as well as the number of votes cast for or against and the number of abstentions:

      1. To approve the merger agreement, including the transactions contemplated thereby, and the related plan of merger, dated as of June 29, 2005, between Capital Bank Corporation and 1st State Bancorp, Inc. by which Capital Bank Corporation will acquire 1st State Bancorp, Inc. through the merger of 1st State Bancorp, Inc. into Capital Bank Corporation, with Capital Bank Corporation being the surviving corporation.

      2. To approve the issuance of up to 4,966,612 shares of Capital Bank Corporation common stock to the shareholders of 1st State Bancorp, Inc. in connection with Capital Bank Corporation's acquisition of 1st State Bancorp, Inc. in a merger.

      3. To approve the adjournment of the Capital Bank Corporation special meeting, if necessary, to permit Capital Bank Corporation to solicit additional proxies if there are insufficient votes at the special meeting to constitute a quorum or to approve the merger agreement, including the transactions contemplated thereby, and the related plan of merger or the issuance of shares of Capital Bank Corporation common stock in the merger.

Each item considered was approved by the Company's shareholders. Of the 6,790,568 shares eligible to vote, 4,489,840 were voted as shown on the following tables:

                                         For        Against/Withheld   Abstain
                                         ---        ----------------   -------
Proposal 1. Merger Agreement           4,187,451         299,410        2,979
Proposal 2. Share Issuance             4,181,953         300,609        7,277
Proposal 3. Meeting Adjournment        4,140,702         366,188        4,950

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Capital Bank Corporation common stock are traded on the Nasdaq National Market under the symbol "CBKN." As of March 1, 2006, the Company had approximately 2,170 holders of record of its common stock. The following table sets forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company's common stock:

                                                          Cash
                                                        Dividends
                                                        Per Share
                  2005              High          Low    Declared
           --------------------------------------------------------

           First Quarter          $19.46        $16.35     $0.06
           Second Quarter          18.48         15.00      0.06
           Third Quarter           17.50         14.75      0.06
           Fourth Quarter          17.00         14.76      0.06

                                                           Cash
                                                         Dividends
                                                         Per Share
                 2004              High           Low     Declared
           --------------------------------------------------------

           First Quarter          $18.12        $15.45     $0.05
           Second Quarter          17.06         15.20      0.05
           Third Quarter           16.74         15.88      0.05
           Fourth Quarter          18.98         15.97      0.06

Dividend Policy. The Company's shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company's ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during fiscal year 2005, the Company declared and paid dividends totaling $0.24 per share (see chart above for declared quarterly dividends). The Company currently intends to pay approximately 20% to 30% of its annual net earnings to shareholders in the form of annual cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company's status as a "well-capitalized" institution under applicable banking laws and regulations.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Repurchases of Equity Securities. Neither the Company nor any affiliated purchasers made any purchases of Company equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter ended December 31, 2005. During the first quarter of 2006, the Company's Board of Directors authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company's common stock. Management plans to utilize share repurchases to manage the capital levels of the Company.

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

(In thousands, except share and per share data)                    As of and for the Years Ended December 31
                                                          2005          2004         2003         2002         2001
                                                      ----------------------------------------------------------------
Selected Balance Sheet Data
Cash and Due From Banks                               $    68,332    $   23,007   $   22,408   $   32,837   $   15,173
Federal Funds Sold and Short Term Investments               8,757             4        3,202       18,696          944
Securities                                                161,601       160,580      165,913      155,304       73,702
Gross Loans                                               668,982       654,867      625,945      600,609      306,891
Allowance for Loan Losses                                   9,592        10,721       11,613        9,390        4,286
Total Assets                                              960,906       882,294      857,734      840,976      406,741
Deposits                                                  698,480       654,976      629,619      644,887      304,443
Borrowings                                                 93,173       102,320      114,591       97,858       50,000
Repurchase Agreements                                      14,514        16,755       11,014       13,081       11,167
Shareholders' Equity                                       83,492        77,738       72,923       75,471       36,983

Summary of Operations
Interest Income                                       $    50,749    $   42,391   $   40,440   $   36,244   $   26,173
Interest Expense                                           21,459        16,257       16,318       15,895       14,701
                                                      ----------------------------------------------------------------
Net Interest Income                                        29,290        26,134       24,122       20,349       11,472
Provision (Credit) for Loan Losses                           (396)        1,038        8,247        4,190        1,215
                                                      ----------------------------------------------------------------
Net Interest Income After Provision For Loan Losses        29,686        25,096       15,875       16,159       10,257
Other Operating Income                                      6,731         6,905       10,322        7,987        4,490
Other Operating Expense                                    26,454        23,824       25,165       17,465       11,847
                                                      ----------------------------------------------------------------
Pre-tax Net Income                                          9,963         8,177        1,032        6,681        2,900
Income Tax Expense                                          3,264         2,866           38        2,374          480
                                                      ----------------------------------------------------------------
Net Income                                            $     6,699    $    5,311   $      994   $    4,307   $    2,420
                                                      ================================================================

Per Share Data
Net Income - Basic                                    $       .99    $      .79   $      .15   $      .79   $      .65
Net Income - Diluted                                          .97           .77          .15          .76          .65
Dividends                                                     .24           .21          .20          .20           --
Book Value                                                  12.18         11.76        11.15        11.44        10.28
Number of Common Shares Outstanding                     6,852,156     6,612,787    6,541,495    6,595,784    3,597,339

                                                           As of and for the Years Ended December 31
                                                         2005      2004      2003      2002      2001
                                                       -----------------------------------------------
Selected Ratios
Return On Average Assets                                  .74%      .60%      .11%      .66%      .65%
Return on Average Shareholders' Equity                   8.32%     7.04%     1.34%     7.43%     6.69%
Dividend Payout Ratio                                      24%       26%      133%       26%        0%
Average Shareholders' Equity to Average Total Assets     8.87%     8.58%     8.55%     8.89%     9.69%
Net Interest Margin (1)                                  3.59%     3.28%     3.06%     3.38%     3.28%

(1)   On a tax equivalent basis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to aid the reader in understanding and evaluating the results of operations and financial condition of the Company and its consolidated subsidiaries. As described above, the Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FIN 46. This discussion is designed to provide more comprehensive information about the major components of the Company's results of operations and financial condition, liquidity, and capital resources than can be obtained from reading the financial statements alone. This discussion should be read in conjunction with the Company's consolidated financial statements, the related notes and the selected financial data presented elsewhere in this report.

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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the management of the Company's growth, the risks associated with possible or completed acquisitions, the risks associated with the Bank's loan portfolio, competition within the industry, dependence on key personnel, government regulation and the other risk factors described in Item 1A. Risk Factors.

Overview. Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions; Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of December 31, 2005, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

The Bank's business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank's profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by its provision for loan losses, other operating income, and other operating expenses. Other income primarily consists of miscellaneous service charges and ATM fees, fees generated from originating mortgage loans that are sold and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees, telecommunication and other expenses.

The Bank's operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The Bank's cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing, which in turn is affected by the prevailing interest rates.

Net income totaled $6.7 million, or $0.97 per diluted share in 2005 compared to $5.3 million, or $0.77 per diluted share in 2004. Net interest income increased from $26.1 million in 2004 to $29.3 million in 2005. This increase was driven by the impact of rising interest rates, higher earning assets and higher core funding levels. For the years ended December 31, 2005 and 2004, the net interest margin was 3.59% and 3.28%, respectively. The provision for loan losses decreased $1.4 million in 2005 driven by overall improvement in the credit quality of the loan portfolio, revisions to the Bank's allowance estimation methodology, and a reduction in net charge offs during the year ended December 31, 2005. Operating expenses increased $2.6 million, primarily due to higher compensation and benefits expenses.

During 2005, the Company focused on the following priorities:

      o     Strong, sustainable earnings;

      o     A sound credit culture;

      o     Disciplined growth in existing or adjacent markets; and

      o     Unparalleled customer service by experienced community bankers.

On January 3, 2006, the Company completed its previously announced acquisition of 1st State Bancorp. Based on a completed election, proration and allocation procedure, each share of 1st State Bancorp common stock has been automatically converted into either: (i) 2.434788 shares of the Company's common stock, rounded to the nearest whole share; (ii) an amount equal to $27.86 in cash, plus
0.608697 shares of the Company's common stock, rounded to the nearest whole share; or (iii) 1.684457 shares of the Company's common stock, rounded to the nearest whole share, plus an amount equal to $11.4486 in cash.

The Company also strengthened its management team during the year with the hiring of Mark J. Redmond as Chief Credit Officer in May 2005 and the appointment of A. Christine Baker as Chief Financial Officer in January 2006 following the consummation of the 1st State Bancorp merger. The Company believes it has an experienced management team in place that is dedicated to providing exceptional value to its customers and shareholders.

Critical Accounting Policies and Estimates. The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      o Allowance for Loan Losses - The Company records an estimated allowance for loan losses based on known problem loans and estimated risk in the existing loan portfolio. The allowance calculation takes into account historic write-off trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

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

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

For the year ended December 31, 2005, the Company reported net income of $6.7 million, or $0.97 per diluted share, compared to net income of $5.3 million, or $0.77 per diluted share, for the year ended December 31, 2004. The $1.4 million increase in net income was the result of an increase in net interest income, primarily due to an improved net interest margin, and a decrease in the loan loss provision, partially offset by a decrease in noninterest income and an increase in noninterest expenses, primarily due to higher salary and benefit expenses. Noninterest income for the year ended December 31, 2004 included a $1.1 million gain related to the sale of three branch locations and a $320,000 loss related to the sale of certain residential mortgage loans. There were no significant non-recurring transactions during the year ended December 31, 2005.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased from $26.1 million in 2004 to $29.3 million in 2005, an increase of $3.2 million, or 12.3%. The increase is primarily due to increases in market rates on the Bank's interest-earning assets as its loan yields adjusted upwards with increases in the prime rate and premium amortization slowed on its investment portfolio from lower prepayments. During 2005, the Federal Reserve made eight 25 basis point ("bp") upward adjustments in the Open Market Committee's benchmark federal funds rate. Since the Bank's loan portfolio adjusts with prime at a faster rate than the time deposit portfolio, the increasing rate environment has had a positive effect on net interest spread and net interest margin. As time deposits mature and reprice, the margin could be negatively impacted based on pricing competition to retain these deposits. The increasing rate environment helped push average loan yields up to 6.64% for the year ended December 31, 2005 compared to 5.49% for the year ended December 31, 2004. Likewise, average time deposit yields increased from 2.42% for the year ended December 31, 2004 to 3.00% for the year ended December 31, 2005.

Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets in 2005 were $833.4 million, up 2.0% compared to $817.1 million for 2004. The net interest margin was 3.59% on a fully tax equivalent ("TE") basis in 2005, a 31 bp increase from the 2004 net interest margin of 3.28%. On a TE basis, net interest spread was 3.28% and 3.06% for 2005 and 2004, respectively.

Interest income increased 19.6% in 2005 to $50.7 million from $42.4 million in 2004. This increase is primarily due to the growth in the Bank's commercial loan portfolio and increases in overall yield as discussed above. The average yield on interest-earning assets for 2005 was 6.17%, a 90 bp increase from the 2004 yield of 5.27%. The average loan portfolio as a percentage of earning assets was 77.8% in 2005, down 1.8% from 2004. The average balances of loans, which had yields of 6.64% and 5.49% for 2005 and 2004, respectively, decreased from $650.1 million in 2004 to $648.0 million in 2004. The average balance of mortgage loans decreased from $45.6 million in 2004 to $25.4 million in 2005, primarily due to the sale of $19.4 million of residential loans in the fourth quarter of 2004. The average balances of federal funds and other short-term investments increased from $10.7 million in 2004 to $24.0 million in 2005 and the average yield in this category increased 188 bps from 1.46% to 3.34% over the same time period as a result of the increase in short-term interest rates. The tax equivalent yield on investment securities increased from 4.60% in 2004 to 4.68% in 2005. This increase reflects new security purchases that provided higher yields in response to the increasing interest rate environment.

Interest expense increased 31.9% in 2005 to $21.5 million from $16.3 million in 2004. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $597.7 million in 2004 to $606.4 million in 2005, largely due to an increase in money market account deposits. The average rate paid on interest-bearing deposits increased 60 bps from 1.97% in 2004 to 2.57% in 2005 in response to the rising interest-rate environment. The average rate on borrowings also increased from 3.32% in 2004 to 4.16% in 2005. This increase reflects the effects of rising interest rates on the Bank's variable-rate borrowings and the effects of the Bank's interest rate swap agreements, which converted portions of the Bank's fixed rate long term debt to a floating rate. We expect the cost of borrowings to increase in 2006 as interest rates continue to increase. Interest expense on subordinated debt associated with the Company's three trust preferred offerings increased from $0.9 million in 2004 to $1.3 million in 2005. The average outstanding balance of subordinated debt increased slightly from $20.6 million in 2004 to $21.3 million in 2005, as the Company completed the third $10.0 million trust preferred security offering in late December 2005. The average rate on subordinated debt increased 167 bps between 2004 and 2005 as a result of the changes to the 90 day London Interbank Offered Rate (LIBOR), which increased from 2.56% at the end of December 2004 to 4.53% at the end of December 2005. The subordinated debt issues pay interest at varying spreads to LIBOR and interest expense will increase in 2006 as a result of the third trust preferred security offering.

The following two tables set forth certain information regarding the Company's yield on interest-earning assets and cost of interest-bearing liabilities and the component changes in net interest income. The first table reflects the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. The second table presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

      o changes in volume, which are changes in average volume multiplied by the average rate for the previous period

      o changes in rates, which are changes in average rate multiplied by the average volume for the previous period

      o changes in rate-volume, which are changes in average rate multiplied by the changes in average volume and

      o     total change, which is the sum of the previous columns

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                (Tax Equivalent Basis - Dollars in thousands) (1)

                                         Year Ended December 31, 2005   Year Ended December 31, 2004   Year Ended December 31, 2003
                                         -------------------------------------------------------------------------------------------
                                         Average    Amount    Average   Average     Amount   Average   Average     Amount   Average
                                         Balance    Earned      Rate    Balance     Earned     Rate    Balance     Earned     Rate
                                         -------------------------------------------------------------------------------------------
 Assets
 Loans receivable: (2)
   Commercial                            $ 529,711  $ 35,196    6.64%   $ 506,744   $ 27,487   5.42%   $ 470,147   $24,563    5.22%
   Consumer                                 30,453     2,359    7.75%      37,841      2,536   6.70%      49,367     3,261    6.61%
   Home equity                              62,446     3,943    6.31%      59,865      3,015   5.04%      49,686     2,631    5.30%
   Residential mortgages (3)                25,369     1,549    6.11%      45,671      2,666   5.84%      62,925     3,897    6.19%
                                         -------------------------------------------------------------------------------------------
 Total loans                               647,979    43,047    6.64%     650,121     35,704   5.49%     632,125    34,352    5.43%
 Investment securities (4)                 161,368     7,555    4.68%     156,300      7,195   4.60%     159,030     6,514    4.10%
 Federal funds sold and other
     interest on short term investments     24,013       802    3.34%      10,683        156   1.46%      16,676       190    1.14%
                                         -------------------------------------------------------------------------------------------
 Total interest earning assets             833,360  $ 51,404    6.17%     817,104   $ 43,055   5.27%     807,831   $41,056    5.08%
                                                    =================               ================               =================
 Cash and due from banks                    23,690                         22,135                         20,715
 Other assets                               61,075                         51,449                         47,505
 Allowance for loan losses                 (10,234)                       (11,465)                       (10,521)
                                         ----------                     ----------                     ----------
 Total assets                            $ 907,891                      $ 879,223                      $ 865,530
                                         ==========                     ==========                     ==========

 Liabilities and Equity
 Savings deposits                        $  16,198  $     82    0.51%    $ 17,040   $     45   0.26%   $  18,833   $    71    0.38%
 Interest-bearing demand deposits          200,017     3,788    1.89%     188,855      2,250   1.19%     188,624     2,087    1.11%
 Time deposits                             390,140    11,707    3.00%     391,783      9,487   2.42%     393,401     9,912    2.52%
                                         -------------------------------------------------------------------------------------------
 Total interest bearing deposits           606,355    15,577    2.57%     597,678     11,782   1.97%     600,858    12,070    2.01%
 Borrowed funds                            100,751     4,192    4.16%     102,859      3,417   3.32%     110,107     3,911    3.55%
 Subordinated debt                          21,264     1,314    6.18%      20,620        929   4.51%       7,123       248    3.48%
 Repurchase agreements and fed
     funds purchased                        14,557       376    2.58%      13,433        129   0.96%      14,457        89    0.62%
                                         -------------------------------------------------------------------------------------------
   Total interest-bearing liabilities      742,927  $ 21,459    2.89%     734,590   $ 16,257   2.21%     732,545   $16,318    2.23%
                                                    =================               ================               =================
 Non-interest bearing deposits              71,830                         60,201                         50,489
 Other liabilities                          12,592                          9,009                          8,523
                                         ----------                     ----------                     ----------
 Total liabilities                         827,349                        803,800                        791,557
 Shareholders' equity                       80,542                         75,423                         73,973
                                         ----------                     ----------                     ----------
  Total liabilities and equity           $ 907,891                      $ 879,223                      $ 865,530
                                         ==========                     ==========                     ==========

 Net interest spread (5)                                        3.28%                          3.06%                          2.85%
 Tax equivalent adjustment                          $    655                        $    664                       $  616
 Net interest income and net
   interest margin (6)                              $ 29,945    3.59%               $ 26,798   3.28%               $24,738    3.06%
                                                    ==================              =================              =================

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

                         Rate & Volume Variance Analysis
                (Tax Equivalent Basis - Dollars in thousands) (1)

                                                   Year Ended                                         Year Ended
                                                 December 31, 2005                                  December 31, 2004
                                                    vs. 2004                                           vs. 2003
                                                              Rate/                                          Rate/
                                       Volume       Rate      Volume      Total      Volume       Rate       Volume      Total
                                      Variance    Variance   Variance    Variance   Variance    Variance    Variance    Variance
                                      -------------------------------------------   --------------------------------------------
Interest Income:
Loans receivable                      $   (118)   $  7,486   $    (25)   $  7,343   $    978    $    364    $     10    $  1,352
Investment securities                      233         123          4         360       (112)        807         (14)        681
Federal funds sold                         194         201        251         646        (69)         54         (19)        (34)
                                      -------------------------------------------   --------------------------------------------
   Total interest income                   309       7,810        230       8,349        797       1,225         (23)      1,999
                                      -------------------------------------------   --------------------------------------------
Interest Expense:
Savings and interest-bearing
  demand deposits and other                115       1,390         70       1,575        (16)        154          (1)        137
Time deposits                              (40)      2,270        (10)      2,220        (41)       (386)          2        (425)
Borrowed funds                             (70)        863        (18)        775       (257)       (254)         17        (494)
Subordinated debt                           29         345         11         385        470          73         138         681
Repurchase agreements and fed
  funds purchased                           11         218         18         247         (6)         50          (4)         40
                                      -------------------------------------------   --------------------------------------------
   Total interest expense                   45       5,086         71       5,202        150        (363)        152         (61)
                                      -------------------------------------------   --------------------------------------------
Increase (decrease) in net interest
   income                             $    264    $  2,724   $    159    $  3,147   $    647    $  1,588    $   (175)   $  2,060
                                      ===========================================   ============================================

(1) The taxable equivalent basis is computed using a blended federal and state rate of approximately 38%.

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year ended December 31, 2005, the credit provision for loan losses was ($396,000) compared to a provision of $1.0 million for the year ended December 31, 2004, a decrease of approximately $1.4 million. The decrease in 2005 was primarily due to overall improvement in the credit quality of the loan portfolio, revisions to the Bank's estimation methodology, and a reduction in net charge offs during the year ended December 31, 2005.

The amount of the allowance for loan losses is established based on management's estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. The allowance is regularly reviewed and adjusted, as necessary. Loans of $750,000 or more, as well as other loans, are subject to specific review for impairment. The allowance for loan losses was $9.6 million and $10.7 million on December 31, 2005 and 2004, respectively, and represented approximately 1.43% and 1.64% of total loans outstanding on those dates. During 2005 and 2004, the Company reclassified ($53,000) and $311,000 of the allowance which related to loss exposure on unfunded loan commitments and letters of credit into a separate other liability account.

During the second quarter of 2005, the Bank revised its methodology for estimating the allowance for loan losses associated with certain commercial loans greater than $750,000. In prior periods, the Bank generally used standard percentage allocations based on the assigned risk rating of the commercial loan if the loan was risk rated below a "pass" credit. Commencing in the second quarter, the Bank began estimating a specific allowance for loan losses for these loans. The Bank determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and paying ability. The effect of the revised methodology used in the estimation of the allowance for loan losses for 2005 was to reduce the overall amount of loan loss allocation associated with non-pass loans greater than $750,000 by $622,000 for the year ended December 31, 2005.

During the fourth quarter of 2005, the Bank also revised its methodology for estimating inherent loan losses associated with unfunded loan commitments and letters of credit. In prior periods, the Bank applied a standard percentage allocation to the total amount of unused credit available. The revised methodology segregates the unused credit into risk categories and incorporates loss probabilities into the development of the loss percentage factors. The revised methodology used to estimate the contingent liability associated with unfunded loan commitments resulted in a reduction of $53,000 to the provision for loan losses for the year ended December 31, 2005.

The Company also experienced lower loan charge offs during 2005 compared to 2004. Management believes that this was due in part to an overall improvement in delinquencies and favorable developments in the economy. During 2005, the Company charged off an aggregate of $1.2 million in loans, net of $0.4 million in recoveries. During 2004, the Company charged off an aggregate of $1.6 million in loans, net of $0.6 million in recoveries. Included in the charge offs for 2004 was $497,000 related to one loan that had been classified as impaired at December 31, 2003 and for which a specific reserve of $825,000 had been established at that time. Net loan charge offs as a percent of average loan balances outstanding decreased from .25% in 2004 to .12% in 2005.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management's assessment of the risks associated with the different types of lending activities.

                      Allowance for Loan Losses by Category

                                               At December 31,
                           -------------------------------------------------------------------------------------------------------
(Dollars in thousands)         2005                  2004                   2003                 2002                 2001
                           -------------------------------------------------------------------------------------------------------
                                     % of                    % of                  % of                 % of                 % of
                                     Total                   Total                 Total                Total                Total
                           Amount    Loans        Amount     Loans       Amount    Loans     Amount     Loans      Amount    Loans
                           -------------------------------------------------------------------------------------------------------
Commercial                 $ 8,437     83%        $ 9,323     82%       $ 9,885     76%      $ 7,309     71%      $ 3,377     75%
Consumer                       373      4%            519      5%         1,012      7%        1,105      9%          438      9%
Residential mortgages          225     10%            299      9%           210      8%          468     12%           98      7%
Equity lines                   557      3%            580      4%           506      9%          508      8%          373      9%
                           -------------------------------------------------------------------------------------------------------
                           $ 9,592    100%        $10,721    100%       $11,613    100%      $ 9,390    100%      $ 4,286    100%
                           =======================================================================================================


The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

                      Analysis of Allowance for Loan Losses
                   As of and For the Years Ended December 31,

                                                                       ------------------------------------------------------------
(Dollars in thousands)                                                    2005          2004         2003        2002        2001
                                                                       ------------------------------------------------------------
Average amount of loans outstanding, net of unearned income            $ 647,979     $ 650,121     $632,125    $470,058    $267,285
Amount of loans outstanding at year end, net of unearned income          668,982       654,867      625,945     600,609     306,891

Reserve for loan losses:
       Balance at beginning of period                                  $  10,721     $  11,613     $  9,390    $  4,286    $  3,463
       Adjustment for loans acquired                                                                              4,393
       Loans charged off:
           Commercial                                                        469         1,390        5,631       3,545         273
           Consumer                                                          357           504          637         470         144
           Equity                                                            150             1            5          --          --
           Mortgage                                                          173           340          613          --          --
                                                                       ------------------------------------------------------------
               Total chargeoffs                                            1,149         2,235        6,886       4,015         417
                                                                       ------------------------------------------------------------
       Recoveries of loans previously charged off:
           Commercial                                                        317           411          797         263          17
           Consumer                                                           42            94           58          73           8
           Equity                                                              3             4           --          --          --
           Mortgage                                                            1           107            7          --          --
                                                                       ------------------------------------------------------------
               Total recoveries                                              363           616          862         336          25
                                                                       ------------------------------------------------------------
       Net loans charged off                                                 786         1,619        6,024       3,679         392
                                                                       ------------------------------------------------------------
       Provision (credit) for loan losses                                   (396)        1,038        8,247       4,190       1,215
       Reclassification to other liabilities                                  53          (311)          --          --          --
                                                                       ------------------------------------------------------------
       Balance at December 31                                          $   9,592     $  10,721     $ 11,613    $  9,390    $  4,286
                                                                       ============================================================

Ratio of net chargeoffs to average loans outstanding during the year        0.12%         0.25%        0.95%       0.78%       0.15%
                                                                       ============================================================

Allowance for loan losses as a percent of total loans                       1.43%         1.64%        1.86%       1.56%       1.40%
                                                                       ============================================================

There were no loans classified as impaired at December 31, 2005 and 2004. Average impaired loans during 2005 and 2004 were $1.1 million and $2.1 million, respectively. The following table shows the total of the nonperforming assets in the Company's portfolio as of December 31 in the years indicated. [GRAPHIC

(Dollars in thousands)                       2005      2004      2003      2002      2001
                                            ------    ------    ------    ------    ------
Nonperforming assets:
       Nonaccrual loans - Commercial        $5,040    $3,964    $3,766    $  982    $1,521
       Nonaccrual loans - Mortgage           1,628     1,898     2,271     1,371        81
       Nonaccrual loans - Construction         737     1,622     1,444        33       859
       Nonaccrual loans - Consumer             176       312       258       239       590
       Nonaccrual loans - Equity lines         497       415       271       422        19
                                            ------    ------    ------    ------    ------
           Total nonaccrual loans            8,078     8,211     8,010     3,047     3,070
       Foreclosed properties                   771       418       978       947        --
                                            ------    ------    ------    ------    ------
           Total nonperforming assets       $8,849    $8,629    $8,988    $3,994    $3,070
                                            ======    ======    ======    ======    ======

Nonperforming assets to:
       Loans outstanding at end of year       1.32%     1.32%     1.44%     0.66%     1.00%
       Total assets at end of year            0.92%     0.98%     1.05%     0.48%     0.75%
Allowance for loan losses as a percent of
       nonperforming loans                     119%      131%      145%      308%      140%

Nonaccrual loans greater than 90 days past due were $4.4 million and $4.9 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, nonaccrual loans include three unrelated credit relationships with an aggregate balance of $3.8 million. The Company has established specific loan loss allocations of $680,000 for these credits. The majority of the Bank's nonperforming loans are secured by real estate collateral which management believes should mitigate our exposure to losses compared to those loans that are unsecured or collateralized with other types of assets.

Other Operating Income. Other operating income was $6.7 million and $6.9 million for years ended December 31, 2005 and 2004, respectively, a decrease of $0.2 million. The decrease in other operating income is primarily due to the sale of three branch locations and certain residential mortgage loans during the third quarter of 2004. These two transactions resulted in a net gain of $0.8 million. Excluding these non-recurring transactions, noninterest income increased $0.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to a $445,000 improvement in mortgage fees and revenues as a result of higher period-over-period loan production, a $280,000 increase in bank owned life insurance income due to additional purchases in 2005 and a $335,000 gain on the sale of a real estate parcel. Service charges and other fees decreased by $0.1 million which are primarily attributable to the three branch locations sold in September 2004. Total service charges and fees as a percent of the average total deposit base decreased from ..45% in 2004 to .42% in 2005.

Other Operating Expense. Other operating expense represents the costs of operating the Company. Management regularly monitors all categories of other operating expense in an attempt to improve productivity and operating performance. Other operating expense increased 11.3% to $26.5 million in 2005 from $23.8 million in 2004. At December 31, 2005 and 2004 there were 21 and 20 branches, respectively, and the average number of full time equivalent ("FTE") employees during 2005 and 2004 was 243 and 216, respectively.

Salary and employee benefits expense for the years ended December 31, 2005 and 2004 were $14.0 million and $12.1 million, respectively. Commission expense increased from $728,000 in 2004 to $873,000 in 2005 primarily due to an increase in mortgage production. The increase in salary and employee benefits is primarily due to an increase of 29 FTEs since December 31, 2004, which is consistent with management's intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. Incentive compensation increased by $0.3 million from $902,000 in 2004 to $1.2 million in 2005 and the Company incurred $243,000 in severance expenses related to certain executive and senior officers who separated from the Company compared to $61,000 in 2004.

Occupancy expense increased from $2.4 million in 2004 to $2.6 million in 2005. The increase was primarily a result of lease expenses associated with new branch locations that opened during 2004 and additional space needed for expansion of existing departments. Furniture and equipment expense decreased from $1.7 million in 2004 to $1.5 million in 2005 due to no new branches being opened in 2005 and lower depreciation expenses. Directors and advisory board expenses increased from $428,000 in 2004 to $1.1 million in 2005 as a result of revisions to the existing deferred compensation plan and the implementation of a new supplemental retirement plan. Data processing costs increased from $1.1 million in 2004 to $1.3 million in 2005 primarily due to higher transaction volumes. Professional fees decreased from $989,000 in 2004 to $867,000 in 2005, primarily as a result of lower accounting fees, which were higher in 2004 as a result of the use of outside consultants in the initial assessment of internal controls.

Other expenses remained flat at $3.4 million in 2005. Retired director expenses decreased from $409,000 in 2004 to $177,000 in 2005. This decrease was offset by increases in travel and entertainment expenses, non-deferred loan costs, and sponsorships which increased from $416,000, $227,000 and $106,000, respectively, in 2004 to $507,000, $311,000 and $182,000, respectively, in 2005.

Provision for Income Taxes. The Company recorded an income tax expense of $3.3 million in 2005 compared to $2.9 million in 2004. The increase in income tax expense is primarily the result of the change in pretax income which increased from $8.2 million in 2004 to $10.0 million in 2005. The overall effective rate decreased from 35.0% in 2004 to 32.8 % in 2005. The change in the effective tax rate primarily reflects the addition of nontaxable income as the result of new purchases of bank owned life insurance and an increase in tax-exempt interest.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Net Interest Income. Net interest income increased from $24.1 million in 2003 to $26.1 million in 2004, an increase of $2.0 million, or 8%. The increase during the period is primarily due to increases in market rates on the Bank's interest-earning assets as its loan yields adjusted upwards with increases in the prime rate and premium amortization slowed on its investment portfolio from lower prepayments. Over the last six months of 2004, the Federal Reserve made five 25 basis point upward adjustments in the Open Market Committee's benchmark federal funds rate. In addition, the Bank's net interest income was positively affected by a shift in the mix of its earning assets as the Bank replaced lower yielding federal funds with higher yielding loans. Average federal funds and short term investments, yielding only 1.14% in 2003, dropped by $6.0 million from December 31, 2003 to December 31, 2004 while average loans, yielding 5.49% in 2004, increased by almost $18.0 million. The increase in average loans takes into account the effect of the following two nonrecurring transactions that occurred during the period:

      o The Company completed the sale of its Northern Region branches in Warrenton, Seaboard and Woodland in September 2004. In those branch sales, the Company sold approximately $39.6 million of deposits and $12.8 million of loans, as well as other assets. The $39.6 million of deposits sold were comprised of $2.0 million non-interest bearing demand, $11.8 million of money market, savings and interest checking and $25.8 million of time deposits. A pre-tax gain of $1.2 million was recognized on the sale, which is included in non-interest income.

      o In December 2004, the Company sold approximately $19.4 million of its mortgage loans. In conjunction with this sale, a loss of $320,000 was recorded in non-interest income. A charge-off of $199,000 associated with these loans was taken in the third quarter of 2004 for reserves previously established.

Net interest margin is the total of net interest income divided by average earning assets. Average earning assets in 2004 were $817.1 million, up 1.15% when compared to $807.8 million for 2003. The net interest margin was 3.28% on a fully tax equivalent basis in 2004, a 22 bp increase from the 2003 net interest margin of 3.06%. On a TE basis, net interest spread was 3.06% and 2.85% for 2004 and 2003, respectively.

Interest income increased 5% in 2004 to $42.4 million from $40.4 million in 2003. This increase is primarily due to the growth in the Bank's loan portfolio and increases in overall yield as discussed above. The average yield on interest-earning assets for 2004 was 5.27%, a 19 bp increase from the 2003 yield of 5.08%. The average loan portfolio as a percentage of earning assets was 80% in 2004, up 2% from 2003. The average balances of loans, which had yields of 5.49% and 5.43% for 2004 and 2003, respectively, increased from $632.1 million in 2003 to $650.1 million in 2004. The average balances of federal funds and other short-term investments decreased from $16.7 million in 2003 to $10.7 million in 2004 as these funds were used to fund loan growth, and the average yield in this category increased 32 bps from 1.14% to 1.46% over the same time period. Investment yield increased on an TE basis from 4.10% in 2003 to 4.60% in 2004. This change reflects increases in market interest rates over the last year as mortgage backed security ("MBS") pay-downs have decreased from the prior year due to a decline mortgage prepayments. Increases in MBS payment speeds in the prior year accelerated the amortization of premiums associated with the assets and decreased the investment yield.

Interest expense remained relatively flat in 2004 compared to 2003. Interest expense in both years was $16.3 million. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits declined slightly, from $600.9 million in 2003 to $597.7 million in 2004, largely as a result the sale of three branches which had deposits of $39.6 million. In addition, the average rate paid on interest-bearing deposits declined 4 bps between 2003 and 2004 as those customers with time deposits shortened up the terms on those deposits in anticipation of higher future rates. The average rate on borrowings also declined from 3.55% in 2003 to 3.31% in 2004. This decline in a rising interest rate environment reflects the full year effect of interest rate swap agreements put into effect in July of 2003 which converted portions of the Bank's fixed rate long term debt to a floating rate. Decreases in interest expense in the areas discussed above were offset by an increase in interest paid on subordinated debt associated with two trust preferred offerings completed in 2003. The average outstanding balance of subordinated debt increased year over year from $7.1 million in 2003 to $20.6 million in 2004, adding an additional $470,000 of interest expense as a result of this volume increase.

Provision for Loan Losses. In 2004 and 2003, amounts expensed as loan loss provisions were $1.0 million and $8.2 million, respectively. The allowance for loan losses was $10.7 million and $11.6 million on December 31, 2004 and 2003, respectively, and represented approximately 1.64% and 1.86% of total loans outstanding on those dates. During the year, the Company reclassified $311,000 of the allowance which related to loss exposure on unfunded loan commitments and letters of credit into a separate other liability account.

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

Other Operating Income. Other operating income was $6.9 million and $10.3 million for years ended December 31, 2004 and 2003, respectively, a decrease of $3.4 million or 33%. The decrease in other operating income for 2004 is primarily attributable to a substantial drop in fee income recorded by the Bank's mortgage department as a result of industry-wide decreased mortgage refinance business caused by increases in mortgage loan interest rates. Mortgage origination fees fell 74% to $1.3 million in 2004 from the $4.9 million earned in the twelve month period ended December 31, 2003. Securities gains also fell 96% from $442,000 during 2003 to $18,000 during 2004. The mortgage revenue and securities gains decline between the two periods was partially offset by two significant non-recurring transactions occurring in the third quarter of 2004 discussed under "Net Interest Income" above.

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

Other Operating Expense. Other operating expense decreased 5% to $23.8 million in 2004 from $25.2 million in 2003. At December 31, 2003 there were 21 branches and the average number of full time equivalent employees during the year was
220. At December 31, 2004 the Bank had 20 branches and the average number of full time equivalent employees during the year was 216.

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

Occupancy expense increased from $2.2 million in 2003 to $2.4 million in 2004. The increase was primarily a result of lease expenses associated with new locations and additional space needed for expansion of existing departments. Furniture and equipment expense increased from $1.5 million in 2003 to $1.7 million in 2004 due to the increase in assets associated with the new locations and general expansion. Telecommunications expense increased from $337,000 to $542,000 as we added bandwidth for more rapid data communication. The increased bandwidth was required to implement upgrades in the data processing software from its main data processing supplier. Public relations and advertising costs increased 21%, or $148,000, from $721,000 to $869,000 due to the branch openings and deposit campaign in 2004.

Other expenses decreased from $3.6 million in 2003 to $3.4 million in 2004. The primary cause for the decrease was a $310,000 write down in real estate owned made in September of 2003. There were no such significant real estate write downs in 2004. However, this decrease was partially offset by increases in other areas including increased travel and entertainment expenses from $291,000 to $416,000 and an increase in franchise taxes from $159,000 to $219,000. All such increases were a direct result of changes in the business plan of the Company, the changing of the footprint of the organization, or expansion of existing departments.

Provision for Income Taxes. The Company recorded an income tax expense of $2.9 million in 2004 compared to $38,000 for 2003. The increase in income tax expense is primarily the result of a significant increase in pretax net income which increased from $1.0 million in 2003 to $8.2 million in 2004. The overall effective rate adjusted upwards from 3.7% in 2003 to 35.0% in 2004. The rate for 2003 reflects the impact of permanent differences such as nontaxable municipal bond interest and bank owned life insurance income on a smaller net income base.

Financial Condition. The Company's financial condition is measured in terms of its asset and liability composition, asset quality, capital resources, and liquidity. The growth and composition of assets and liabilities during 2005 and 2004 reflect the repositioning within the Company's primary markets and growth as a result of its internal business development activities.

Total assets increased from $882.3 million at December 31, 2004 to $960.9 million at December 31, 2005. The increase in total assets of $78.6 million in 2005 includes $33.2 million of cash held in escrow at the Company's stock transfer agent for payment of merger consideration to 1st State Bancorp shareholders on consummation of the merger transaction. Excluding the amount in escrow, total assets increased $45.4 million, or 5.1%. The largest components of asset growth were in cash and cash equivalents and loans which increased by $20.9 million and $14.1 million, respectively, from December 31, 2004 to December 31, 2005.

Total liabilities increased from $804.6 million at December 31, 2004 to $877.4 million at December 31, 2005. The primary reasons for the increase between the periods was deposit growth of $43.5 million, as the Company has used this source as its primary means to fund loan growth, and new short-term debt and subordinated debentures borrowings of $30.0 million and $10.3 million, respectively, associated with the financing of the 1st State Bancorp merger transaction. The Company repaid the short term borrowing shortly after the merger closed with proceeds from the sale of a portion of 1st State Bank's investment security portfolio.

Stockholders' equity increased from $77.7 million at December 31, 2004 to $83.5 million at December 31, 2005. The increase of $5.8 million, or 7.5%, primarily reflects an increase of $5.1 million in retained earnings, comprised of $6.7 million of net income less dividends of $1.6 million offset by a $ 2.0 million increase in unrealized losses on available-for-sale investment securities, which is included in accumulated other comprehensive income. Common stock increased $2.6 million, largely the result of issuances of stock pursuant to stock option exercises.

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including non-interest-bearing and interest-bearing cash, federal funds sold and short-term investments, increased from $23.0 million as of December 31, 2004 to $77.1 million as of December 31, 2005, with 2005 including $33.2 million of cash held in escrow at the Company's stock transfer agent for payment of merger consideration to 1st State Bancorp shareholders on consummation of the merger transaction. Excluding the amount in escrow, cash and cash equivalents increased by $20.9 million, which is primarily the result of deposit growth exceeding outlays for loan funding. The Company also increased its cash position to fund certain expenses associated with the 1st State Bancorp merger transaction.

Loan Portfolio. Total loans were $669.0 million and $654.9 million as of December 31, 2005 and 2004, respectively. The increase was the result of internal growth. At December 31, 2005, commercial loans, mortgage loans, consumer loans, and equity lines were $555.4 million, $21.8 million, $26.2 million, and $65.6 million, respectively. At December 31, 2004, commercial loans, mortgage loans, consumer loans, and equity lines were $532.1 million, $26.0 million, $34.9 million, and $61.9 million, respectively. See Notes to Consolidated Financial Statements - Note 6 - Loans and Allowances for Loan Losses. The commercial loan portfolio is comprised mainly of loans to small and mid-sized businesses with revenues up to $25 million. There were no significant concentrations of credit to any one industry, class, or category. The following table reflects the maturities of the commercial loan portfolio and the mix of the commercial loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes as of December 31, 2005.

                (Dollars in thousands)
                Commercial loans:
                       Due within one year              $195,566
                       Due one through five years        297,935
                       Due after five years               61,865
                                                        --------
                                                        $555,366
                                                        ========

                Commercial loans due after 1 year:
                       Fixed rate                       $174,104
                       Variable rate                     185,696
                                                        --------
                                                        $359,800
                                                        ========

Although there were no large concentrations of credit to any particular industry, the economic trends of the area in North Carolina served by the Company are influenced by the significant industries within the region. The Company's primary business activity is with customers located in the Research Triangle area (Raleigh, Durham, and Chapel Hill) and its surrounding counties, the Alamance County area (Burlington and Graham), and the Interstate 40 corridor between Asheville and Hickory. The ultimate collectibility of the Company's loan portfolio is susceptible to changes in the market conditions of these geographic regions.

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

Management charged off loans totaling $0.8 million and $1.6 million, net of recoveries, as uncollectible during 2005 and 2004, respectively. At December 31, 2005 and 2004, the allowance for loan losses as a percentage of total loans was 1.43% and 1.64%, respectively. Management believes the allowance for loan losses of $9.6 million at December 31, 2005 provides adequate coverage of the probable inherent losses in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company's securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized mortgage obligations ("CMOs") and municipal bonds which have been segregated into one of two categories: available-for-sale or held-to-maturity. The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth while the held-to-maturity classification protects the balance sheet against market value fluctuations in a rising rate environment. The Company has the positive intent and the ability to hold held-to-maturity securities until their maturity or prepayment. Securities available-for-sale are carried at their fair value and the mark-to-market adjustment was $2.7 million in net unrealized losses at December 31, 2005. After considering applicable tax benefits, the mark-to-market adjustment decreased total stockholders' equity by $1.7 million. Future fluctuations in stockholders' equity will occur due to changes in the fair values of available-for-sale securities.

On December 31, 2005 and 2004, the recorded value of investments totaled $161.6 million and $160.6 million, respectively. At December 31, 2005 and 2004, $149.3 million and $147.2 million, respectively, of these securities were classified as available-for-sale and recorded at fair value and $12.3 million and $13.3 million, respectively, were classified as held-to-maturity and recorded at amortized cost. Available-for-sale securities includes Federal Home Loan Bank stock with a fair value of $6.1 million and $6.3 million as of December 31, 2005 and 2004, respectively.

Factors affecting the growth of the investment securities portfolio include loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve. Due to an expected rising interest rate environment, the Company may curtail or refrain from the reinvestment of cash flows from its investment portfolio, instead using proceeds to pay off wholesale funding liabilities and deleveraging the balance sheet thereby improving capital ratios but lowering net interest income. The Company may also increase the investment portfolio depending on core deposit growth.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company's investment securities portfolio at the dates indicated.

                                    At December 31,
                             ------------------------------
                               2005       2004       2003
                             --------   --------   --------
(Dollars in thousands)
Available-for-sale:
U.S. Agency securities       $ 50,917   $ 35,172   $ 35,338
Municipal bonds and other      25,144     24,830     25,383
Mortgage-backed securities     67,178     80,944     99,495
                             --------   --------   --------
      Total                  $143,239   $140,946   $160,216
                             ========   ========   ========

Held-to-maturity:
U.S. Agency securities       $  4,590   $  5,000   $     --
Municipal bonds                   300        300         --
Mortgage-backed securities      7,444      8,036         --
                             --------   --------   --------
      Total                  $ 12,334   $ 13,336   $     --
                             ========   ========   ========

The following table reflects the debt securities by contractual maturities as of December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Carrying    Average     Carrying    Average
                                               Value       Yield       Value       Yield
                                              ---------------------------------------------
U.S. Agency securities (1)
       Within 1 year                          $  1,991        4.57%         --          --
       After 1 but within 5 years               38,294        4.20%   $  4,590        4.16%
       After 5 years                            10,632        4.96%         --          --
                                              --------------------    ---------------------
           Total U.S. Agency securities         50,917        4.38%      4,590        4.16%
                                              --------------------    ---------------------
Municipal bonds and other (1)
       Within 1 year                                --          --          --          --
       After 1 but within 5 years                2,641        4.69%         --          --
       After 5 years                            22,503        6.30%        300        4.50%
                                              --------------------    ---------------------
           Total Municipal bonds                25,144        6.13%        300        4.50%
                                              --------------------    ---------------------
Mortgage-backed securities
       Within 1 year                                --          --          --          --
       After 1 but within 5 years                4,787        4.08%         --          --
       After 5 years                            62,391        4.65%      7,444        4.71%
                                              --------------------    ---------------------
           Total Mortgage-backed securities     67,178        4.61%      7,444        4.71%
                                              --------------------    ---------------------

(1)   Municipal bonds and agency securities shown at tax equivalent yield.

Deposits. Total deposits increased from $655.0 million at December 31, 2004 to $698.5 million at December 31, 2005. Of these amounts, $77.8 million and $65.7 million were in the form of non-interest-bearing demand deposits at December 31, 2005 and 2004, respectively, and $620.7 million and $589.3 million were in the form of interest-bearing deposits at December 31, 2005 and 2004, respectively. Balances in time deposit of $100,000 and greater were $129.9 million and $135.3 million at December 31, 2005 and 2004, respectively. The largest decrease in time deposits of $100,000 or greater was in brokered deposits, which decreased from $20.3 million at December 31, 2004 to $6.9 million at December 31, 2005 as the Company's core deposit growth reduced the need for wholesale funding in 2005.

The following table reflects the maturities of certificates of deposit of $100,000 and over as of December 31, 2005:


                                                            Average
            Maturity (Dollars in thousands)     Amount        Rate
                                               ---------------------
            Three months or less               $ 17,642        3.32%
            Over three months to six months      19,631        3.43%
            Over six months to twelve months     47,274        3.85%
            Over twelve months                   45,336        3.76%
                                               ---------------------
                                               $129,883        3.68%
                                               =====================

Debt. At December 31, 2005 and 2004, the Company's outstanding advances with the Federal Home Loan Bank ("FHLB") were $93.2 million and $102.3 million, respectively. During the year ended December 31, 2005, the maximum outstanding advances were $116.2 million. The Company had average outstanding FHLB advances of $100.7 million and $102.8 million with effective costs of borrowing of 4.16% and 3.32% at December 31, 2005 and 2004, respectively. At December 31, 2005, approximately $62.1 million are fixed rate advances and $31.1 million are variable rate advances including $25.0 million of long-term advances for which the fixed interest rate has been converted to a variable rate through interest rate swaps discussed below. The Company borrowed $30.0 million on December 27, 2005 from an unaffiliated financial institution, the proceeds of which were used to help finance the cash portion of the 1st State Bancorp merger transaction. The short-term debt matures on January 31, 2006 and the Company repaid the debt in-full prior to maturity with proceeds from the sale of certain 1st State Bank investment securities.

Capital Resources. Total shareholders' equity at December 31, 2005 and 2004, including unrealized gains (losses) net of taxes on available for sale securities of ($1.7) million in 2005 and $0.3 million in 2004, was $83.5 million and $77.7 million, respectively. The increase is primarily the result of the change in retained earnings, comprised of $6.7 million of net income less dividends of $1.6 million. Common stock increased $2.6 million, largely the result of issuances of stock pursuant to stock option exercises.

The Company paid cash dividends of $0.24 per share during 2005 and $0.21 per share during 2004. At December 31, 2005, the Company had a leverage ratio of 10.64%, a Tier 1 capital ratio of 11.73%, and a risk based capital ratio of 13.71%. These ratios exceed the federal regulatory minimum requirements for a "well capitalized" bank and increased from year-end 2004 levels. See Notes to Consolidated Financial Statements - Note 14 - Regulatory Matters and Restrictions for additional information on regulatory capital requirements.

The Board of Directors has previously authorized the repurchase of up to 150,000 shares of the Company's common stock through public or private transactions. The Company repurchased 50,000 shares at an average cost per share of $17.84 in 2005 and did not repurchase any shares in 2004. During the first quarter of 2006, the Company's Board of Directors authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company's common stock. Management plans to utilize share repurchases to manage the capital levels of the Company. The Company had approximately 11.7 million shares of common stock outstanding as of March 6, 2006.

On December 29, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all currently outstanding unvested stock options awarded under the Company's Equity Incentive Plan. Options to purchase 67,200 shares of the Company's common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005 as a result of the Compensation Committee's action. Substantially all of the options were out-of-the money as of December 30, 2005 and the charge associated with in-the-money options was not material. The Compensation Committee believed that it was in the best interest of the shareholders to accelerate vesting of these options, as acceleration of vesting will result in a positive effect on future earnings of the Company. As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under Statement of Financial Accounting Standards No. 123R, Shared-Based Payment, over the next five years was eliminated. See Notes to Consolidated Financial Statements -Note 1 - Summary of Significant Accounting Policies.

Asset/Liability Management. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity, and capital adequacy. Measurement and monitoring of liquidity, interest rate risk, and capital adequacy are performed centrally through the Board's Asset/Liability Management Committee, and reported under guidelines established by management, the Board of Directors and regulators. . See Item 7A. - Quantitative and Qualitative Disclosures About Market Risk for information about interest rate risk.

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. At December 31, 2005, the Company met all of its liquidity requirements.

The Company had $43.9 million in its most liquid assets, cash and cash equivalents at December 31, 2005, excluding $33.2 million of cash held in escrow by the Company's stock transfer agent for payment to 1st State Bancorp shareholders on consummation of the merger transaction. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $652.1 million, or 67.9%, of total assets at December 31, 2005. At December 31, 2004, core deposits and equity capital totaled $597.4 million, or 67.7%, of total assets.

The Company's liquidity can best be demonstrated by an analysis of its cash flows. In 2005, the Company used a net increase in deposits of $43.5 million to fund $14.1 million in net new loan growth and $20.9 million of additional cash and cash equivalents. Operating activities also provided $8.4 million of liquidity for the year ended December 31, 2005, compared to $10.9 million for the year ended December 31, 2004. The principal elements of operating activities are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2005, the Company had less than $3.0 million of investment securities that mature in the next 12 months, although the mortgage-backed securities will have principal reductions and agency securities may be called by the issuer. During 2005, the Company purchased $32.0 million of investment securities, repayments on mortgage-backed securities were $23.8 million and $5.2 million of investment securities were sold or called.

Additional sources of liquidity are available to the Bank through the Federal Reserve System and through membership in the FHLB system. As of December 31, 2005, the Bank had a maximum borrowing capacity of $99.0 million through the FHLB of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of FHLB stock owned by the borrowing bank. At December 31, 2005, the Bank owned $6.0 million worth of FHLB stock or 6.4% percent of its outstanding advances of $93.2 million. Borrowings are collateralized by a blanket lien by the FHLB on the Bank's qualifying assets.

The Company also has liquidity from other sources such as federal funds lines, repurchased agreement lines and brokered CDs. These liquidity sources require collateral in the case of repurchase agreements but are generally unsecured or easily utilized by the Company.

The following table reflects expected maturities of contractual obligations and expected expirations of ongoing commitments that affect the Company's liquidity.

                                                    Payments Due By Period
                                   ----------------------------------------------------------
                                   Less Than      1 - 3       3 - 5     More Than
(In thousands)                       1 Year       Years       Years      5 Years      Total
                                   ----------------------------------------------------------
Contractual Obligations
FHLB Advances                       $      --   $  14,794   $   5,000   $  73,379   $  93,173
Short-Term Debt                        30,000                                          30,000
Subordinated Debentures                    --          --          --      30,930      30,930
Operating Leases                        1,627       4,301       4,164       9,052      19,144
                                   ----------------------------------------------------------
                                    $  31,627   $  19,095   $   9,164   $ 113,361   $ 173,247
                                   ==========================================================
                                            Amount of Commitment Expiration by Period
                                   ----------------------------------------------------------
                                    Less Than     1 - 3       3 - 5     More Than     Total
                                     1 Year       Years       Years      5 Years    Committed
                                   ----------------------------------------------------------
Commercial Commitments
Commercial Letters of Credit        $   8,563   $      --   $      --   $      --   $   8,563
Other Commercial Loan Commitments      58,154      35,970       7,208      17,263     118,595
                                   ----------------------------------------------------------
                                    $  66,717   $  35,970   $   7,208   $  17,263   $ 127,158
                                   ----------------------------------------------------------

Effects of Inflation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historic dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years; however, the effect of inflation on interest rates can materially impact Bank operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

Recent Accounting Developments. Please refer to Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Accounting Policies for a discussion of recent accounting developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

In 2003, the Bank began using financial instruments, commonly known as derivatives, to manage various financial risks. The derivatives used presently by the Bank consist of interest rate swaps and swaptions. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives to hedge its interest-bearing liabilities. These hedges resulted in a net increase in net interest income of $21,000 in 2005 and $490,000 in 2004. The Company anticipates the benefit to net interest income of the swaps and swaptions will decrease in 2006 as short-term interest rates continue to increase and the hedges will decrease net interest income.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2005, the Bank had derivative financial instruments outstanding with notional amounts totaling $25.0 million. See Notes to Consolidated Financial Statements - Note 10 - Derivative Financial Instruments for additional information.

As a financial institution, most of the Company's assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, the Company believes it is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company's performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company's performance in a base strategy that reflects the Company's 2005 and 2006 operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2005 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

The Company's interest rate sensitivity is illustrated in the following table. The Company continues to be "asset sensitive" at December 31, 2005 as its assets reprice faster than its liabilities. The table reflects rate-sensitive positions at December 31, 2005, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

                            Interest Rate Sensitivity

                                                     Within      One to       Two to       After
                                                    One Year    Two Years    Five Years  Five Years     Total
                                                    -----------------------------------------------------------
(Dollars in thousands)
 Assets
   Securities and other interest-earning
   assets (1)                                       $  50,321   $  31,502    $  64,904   $  14,874    $ 161,601
   Federal funds sold                                  13,360          --           --          --       13,360
   Loans and leases (2)                               505,400      29,328      117,851       6,811      659,390
                                                    -----------------------------------------------------------
Total interest-earning assets                         569,081      60,830      182,755      21,685      834,351
   Noninterest-earning assets                              --          --           --     126,555      126,555
                                                    -----------------------------------------------------------
                                                    $ 569,081   $  60,830    $ 182,755   $ 148,240    $ 960,906
                                                    ===========================================================

Liabilities
   Non Maturity Interest-Bearing Deposits (3)       $  84,711   $  97,510    $  54,784   $      --    $  237,005
   Other Time Deposits                                249,736     117,859       15,992          41      383,628
   Borrowings                                          42,979      25,475       15,854      23,379      107,687
   Subordinated Debt                                       --          --           --      30,930       30,930
                                                    -----------------------------------------------------------
Total interest-bearing liabilities                    377,426     240,844       86,630      54,350      759,250
   Non Maturity Non-Interest-Bearing Deposits (3)       9,732       9,731       29,191      29,193       77,847
   Other Noninterest-bearing liabilities                   --          --           --      10,317       10,317
   Equity                                                  --          --           --      83,492       83,492
                                                    -----------------------------------------------------------
                                                      387,158     250,575      115,821     177,352      930,906
                                                    ===========================================================

Interest-rate sensitivity gap                       $ 181,923   $(189,745)   $  66,934   $ (29,112)   $  30,000
                                                    ===========================================================

Cumulative interest-rate sensitivity gap            $ 181,923   $  (7,822)   $  59,112   $  30,000
                                                    ===============================================

(1)   Securities based on amortized cost

(2) Loans and leases include loans held for sale and are net of unearned income

(3) Projected runoff of deposits that do not have a contractual maturity date was computed based on decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305

For the upcoming twelve month period in the flat rate scenario, the Company is projected to earn $34.9 million in net interest income. The projected results exclude the impact of the 1st State Bancorp merger transaction. In the rising rate scenario, which contemplates a 200 bp gradual increase in interest rates over a twelve month period, the Company's projected net interest income would improve by $2.9 million, or 8.4%. Conversely, the Company will see a decline in projected net interest income of $1.7 million or 3.7%, if rates gradually decline 200 bps, as is contemplated in the declining rate scenario. If interest rates were to immediately increase and decrease by 200 bps, respectively, the Company's projected net interest income would increase by $5.2 million and decrease by $3.3 million, respectively. Actual results could differ from these estimates.

The table does not reflect the impact of the hedging strategies mentioned above. These interest rate hedges, accounted for as Fair Value Hedges, were designed to convert $25.0 million of long-term advances from fixed rates to a variable rate which is reset quarterly based on 90 day LIBOR. The swaps are collateralized by certain investment securities and mature as follows:

                                               Effective
               Year             Amount       Variable Rate
            -------------------------------------------------
               2009          $ 10,000,000    LIBOR + 1.87
               2011            15,000,000    LIBOR + 2.02

Item 8. Financial Statements and Supplementary Data.

Capital Bank Corporation
Consolidated Balance Sheets
December 31, 2005 and 2004


(In thousands, except share data)
                                   Assets                                          2005         2004
                                                                                ---------    ---------
Cash and due from banks:
    Interest-earning                                                            $   4,603    $     971
    Noninterest earning                                                            30,544       22,036
Cash held in escrow (Note 1)                                                       33,185           --
Federal funds sold and short term investments                                       8,757            4
Investment securities - available for sale, at fair value (Note 4)                143,239      140,946
Investment securities - held to maturity, at amortized cost (Note 4)               12,334       13,336
Federal Home Loan Bank stock (Note 5)                                               6,027        6,298

Loans-net of unearned income and deferred fees (Note 6)                           668,982      654,867
    Less allowance for loan losses                                                 (9,592)     (10,721)
                                                                                ---------    ---------
    Net loans                                                                     659,390      644,146
                                                                                ---------    ---------

Premises and equipment, net (Note 7)                                               14,868       15,608
Bank owned life insurance                                                          19,857       13,500
Deposit premium and goodwill, net (Note 3)                                         12,853       13,065
Deferred income tax (Note 12)                                                       6,305        5,985
Accrued interest receivable and other assets                                        8,944        6,399
                                                                                ---------    ---------
               Total assets                                                     $ 960,906    $ 882,294
                                                                                =========    =========

                        Liabilities and Shareholders' Equity
Deposits (Note 8):
    Demand, non-interest bearing                                                $  77,847    $  65,673
    Savings and interest bearing checking                                          91,427       93,116
    Money market deposit accounts                                                 145,578      100,319
    Time deposits less than $100,000                                              253,745      260,574
    Time deposits $100,000 and greater                                            129,883      135,294
                                                                                ---------    ---------
       Total deposits                                                             698,480      654,976
                                                                                ---------    ---------
Repurchase agreements and fed funds purchased (Note 9)                             14,514       16,755
Short-term debt (Note 9)                                                           30,000           --
Federal Home Loan Bank advances (Note 9)                                           93,173      102,320
Subordinated debentures (Note 11)                                                  30,930       20,620
Accrued interest payable and other liabilities                                     10,317        9,885
                                                                                ---------    ---------
               Total liabilities                                                  877,414      804,556
                                                                                ---------    ---------
Commitments and contingencies (Notes 13, 14, 15, 16 and 17)
Shareholders' equity:
    Common stock, no par value; 20,000,000 shares authorized, 6,852,156
       and 6,612,787 issued and outstanding as of 2005 and 2004, respectively      70,985       68,341
    Accumulated other comprehensive(loss) income                                   (1,672)         305
    Retained earnings                                                              14,179        9,092
                                                                                ---------    ---------
               Total shareholders' equity                                          83,492       77,738
                                                                                ---------    ---------
               Total liabilities and shareholders' equity                       $ 960,906    $ 882,294
                                                                                =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004, and 2003

(In thousands except per share data)
                                                                       2005        2004        2003
                                                                     --------------------------------
Interest income:
    Loans and fees on loans                                          $ 43,047    $ 35,704    $ 34,352
    Investment securities                                               6,900       6,531       5,898
    Federal funds and other interest income                               802         156         190
                                                                     --------    --------    --------
               Total interest income                                   50,749      42,391      40,440
                                                                     --------    --------    --------
Interest expense:
    Deposits                                                           15,577      11,782      12,070
    Borrowings and repurchase agreements                                5,882       4,475       4,248
                                                                     --------    --------    --------
               Total interest expense                                  21,459      16,257      16,318
                                                                     --------    --------    --------
               Net interest income                                     29,290      26,134      24,122
    Provision (credit) for loan losses                                   (396)      1,038       8,247
                                                                     --------    --------    --------
               Net interest income after provision for loan losses     29,686      25,096      15,875
                                                                     --------    --------    --------
Other operating income:
    Service charges and fees                                            2,862       2,948       2,858
    Net gain on sale of securities                                          7          18         442
    Mortgage fees and revenues                                          1,733       1,288       4,864
    Gain on sale of branches                                               --       1,164          --
    Loss on sale of mortgage loan portfolio                                --        (320)         --
    Bank owned life insurance                                             546         266         179
    Other fees and income                                               1,583       1,541       1,979
                                                                     --------    --------    --------
               Total other operating income                             6,731       6,905      10,322
                                                                     --------    --------    --------
Other operating expenses:
    Personnel                                                          13,999      12,125      13,895
    Occupancy                                                           2,565       2,366       2,226
    Data processing                                                     1,263       1,130       1,164
    Furniture and equipment                                             1,468       1,683       1,469
    Director fees                                                       1,138         428         415
    Amortization of intangibles                                           212         247         310
    Advertising                                                           876         869         721
    Professional fees                                                     867         989       1,017
    Telecommunications                                                    592         542         337
    Other                                                               3,474       3,445       3,611
                                                                     --------    --------    --------
               Total other operating expenses                          26,454      23,824      25,165
                                                                     --------    --------    --------
               Net income before income tax expense                     9,963       8,177       1,032
Income tax expense                                                      3,264       2,866          38
                                                                     --------    --------    --------
               Net income                                            $  6,699    $  5,311    $    994
                                                                     ========    ========    ========

Net income per share - basic                                         $    .99    $    .79    $    .15
                                                                     ========    ========    ========

Net income per share - diluted                                       $    .97    $    .77    $    .15
                                                                     ========    ========    ========

Dividends per share                                                  $    .24    $    .21    $    .20
                                                                     ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share and per share data)
                                                                                  Accumulated
                                                                                     Other
                                                       Number        Common      Comprehensive     Retained
                                                     of Shares       Stock       Income (Loss)     Earnings       Total
                                                     ----------    ----------    -------------    ----------    ----------
Balance at January 1, 2003                            6,595,784    $   68,697    $       1,293    $    5,481    $   75,471

Repurchase of outstanding common stock                 (182,500)       (2,701)              --            --        (2,701)
Issuance of common stock for compensation                 2,357            24               --            --            24
Issuance of common stock for options excercised         125,854         1,171               --            --         1,171
Noncash compensation                                                      190                                          190
Net income                                                   --            --               --           994           994
Unrealized gain on securities, net of deferred tax
     expense of $577                                         --            --             (916)           --          (916)
                                                                                                                ----------
     Comprehensive income                                                                                               78
Cash dividends ($0.20 per share)                             --            --               --        (1,310)       (1,310)
                                                     ----------    ----------    -------------    ----------    ----------
Balance at December 31, 2003                          6,541,495        67,381              377         5,165        72,923

Issuance of common stock for compensation                 2,028            22               --            --            22
Issuance of common stock for options excercised          69,264           938               --            --           938
Net income                                                   --            --               --         5,311         5,311
Unrealized loss on securities, net of deferred tax
     benefit of $45                                          --            --              (72)           --           (72)
                                                                                                                ----------
     Comprehensive income                                                                                            5,239
Cash dividends ($0.21 per share)                             --            --               --        (1,384)       (1,384)
                                                     ----------    ----------    -------------    ----------    ----------
Balance at December 31, 2004                          6,612,787        68,341              305         9,092        77,738

Repurchase of outstanding common stock                  (50,000)         (892)              --            --          (892)
Issuance of common stock for compensation               115,866         1,401               --            --         1,401
Issuance of common stock for options excercised         173,503         1,640               --            --         1,640
Noncash compensation                                         --           495               --            --           495
Net income                                                   --            --               --         6,699         6,699
Unrealized loss on securities, net of deferred tax
     benefit of $1,241                                       --            --           (1,977)           --        (1,977)
                                                                                                                ----------
     Comprehensive income                                                                                            4,722
Cash dividends ($0.24 per share)                             --            --               --        (1,612)       (1,612)
                                                     ----------    ----------    -------------    ----------    ----------

Balance at December 31, 2005                          6,852,156    $   70,985    $      (1,672)   $   14,179    $   83,492
                                                     ==========    ==========    =============    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004, and 2003

                                        (In thousands)
                                                                          2005        2004         2003
                                                                      ---------------------------------
Net income                                                            $  6,699    $  5,311    $     994
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization of intangibles                                            212         247          310
    Writedown of intangible assets                                          --          --           10
    Depreciation                                                         1,423       1,480        1,459
    (Gain) loss on disposal of fixed assets                               (335)         70         (160)
    Amortization of premiums/discounts on securities, net                  308         637        1,971
    Gain on sale of investments                                             (7)        (18)        (442)
    Funding of held for sale loans                                     (95,815)    (69,893)    (259,041)
    Proceeds from sale of held for sale loans                           94,926      71,334      264,447
    Provision (credit) for loan losses                                    (396)      1,038        8,247
    Deferred tax (benefit) expense                                         912         523         (564)
    Issuance of stock for compensation                                   1,401          22           24
    Other noncash compensation                                             495          --          190
    Gain on sale of branches                                                --      (1,164)          --
    Loss on sale of mortgage portfolio                                      --         320           --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                      (1,854)      1,130          222
      Accrued interest payable and other liabilities                       472        (110)        (885)
                                                                      --------    --------    ---------
             Net cash provided by operating activities                   8,441      10,927       16,782
                                                                      --------    --------    ---------
Cash flows from investing activities:
    Loan orginations, net of principal repayments                      (15,553)    (64,755)     (37,620)
    Additions to premises and equipment                                 (2,958)     (3,871)      (2,712)
    Proceeds from sale of fixed assets                                   2,610         645          622
    Net (purchase) sale of Federal Home Loan Bank stock                    271        (600)        (681)
    Purchase of securities available for sale                          (16,492)    (17,014)     (43,462)
    Purchase of securities held to maturity                             (1,560)    (15,477)          --
    Purchase of mortgage-backed securities available for sale          (13,759)    (24,317)     (73,051)
    Purchase of bank owned life insurance                               (5,500)     (3,500)      (6,000)
    Proceeds from calls/maturities of securities available for sale     20,037      33,945       87,704
    Proceeds from sales of securities available for sale                 4,399      25,920       15,859
    Proceeds from calls/maturities of securities held to maturity        2,566       2,140           --
    Capitalized purchase cost of acquisitions                               --          --          (38)
    Proceeds from sale of mortgage portfolio                                --      18,667           --
    Net cash paid in branch sale                                            --     (23,054)          --
                                                                      --------    --------    ---------
             Net cash used by investing activities                     (25,939)    (71,271)     (59,379)
                                                                      --------    --------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2005, 2004, and 2003

(In thousands)

                                                                          2005       2004        2003
                                                                       --------------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                $ 43,504    $ 64,911    $(15,268)
    Net increase (decrease) in repurchase agreements                     (2,241)      5,741      (2,067)
    Proceeds from Federal Home Loan Bank borrowings                      37,500      42,500      71,000
    Principal repayments of Federal Home Loan Bank borrowings           (46,647)    (54,771)    (54,267)
    Proceeds from short-term debt                                        30,000          --          --
    Cash held in escrow                                                 (33,185)         --          --
    Proceeds from subordinated debentures, net of issuance costs         10,310          --      20,120
    Repurchase of outstanding common stock                                 (892)         --      (2,701)
    Exercise of stock options                                             1,640         679       1,171
    Cash dividends paid                                                  (1,598)     (1,315)     (1,314)
                                                                       --------    --------    --------
            Net cash provided by financing activities                    38,391      57,745      16,674
                                                                       --------    --------    --------
Net change in cash and cash equivalents                                  20,893      (2,599)    (25,923)
Cash and cash equivalents at beginning of year                           23,011      25,610      51,533
                                                                       --------    --------    --------

Cash and cash equivalents at end of year                               $ 43,904    $ 23,011    $ 25,610
                                                                       ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest                                         $ 21,099    $ 16,131    $ 16,552
                                                                       ========    ========    ========
    Cash payments for income taxes                                     $  2,742    $  1,398    $  1,008
                                                                       ========    ========    ========
    Dividends payable                                                  $    411    $    397    $    328
                                                                       ========    ========    ========
    Transfers from loans to real estate acquired through foreclosure   $  1,539    $  1,221    $    854
                                                                       ========    ========    ========

Sale of Northern Region branches:
    Loans, net of allowance                                            $     --    $ 12,830    $     --
    Premises and equipment                                                   --         258          --
    Other assets and liabilities, net                                        --       1,030          --
    Goodwill written off                                                     --       1,218          --
    Deposits                                                                 --     (39,554)         --
    Net gain on sale                                                         --       1,164          --
                                                                       --------    --------    --------
      Net cash and cash equivalents sold                               $     --    $(23,054)   $     --
                                                                       ========    ========    ========

Sale of mortgage portfolio:
    Loans, net of allowance                                            $     --    $ 18,722    $     --
    Real estate owned                                                        --         152          --
    Other assets and liabilities, net                                        --         113          --
    Net loss on sale                                                         --        (320)         --
                                                                       --------    --------    --------
    Net cash and cash equivalents acquired                             $     --    $ 18,667    $     --
                                                                       ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

      Organization and Nature of Operations

      Capital Bank Corporation (the "Company") is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company's primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc ("CBIS"). In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the "Trusts"). The Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FIN 46R. Capital Bank (the "Bank") was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Bank is not a member of the Federal Reserve System and has no subsidiaries. The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank's customers are individuals and small to medium-size businesses. The Bank's primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees.

      The Bank operates throughout North Carolina with branch facilities located in Raleigh (4), Sanford (3), Burlington (2), Asheville (3), Greensboro, Cary (2), Oxford, Hickory, Siler City, Graham, Wake Forest and Pittsboro. The Company's corporate headquarters are located on Glenwood Avenue in Raleigh, North Carolina.

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

      Cash and Cash Equivalents

      Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit quality financial institutions in amounts which may be in excess of federally insured limits. Banks are required to maintain reserve and clearing balances with the FRB. Accordingly, the Bank has amounts restricted for this purpose of $11,852 and $11,696 included in cash and due from banks on the Consolidated Balance Sheet at December 31, 2005 and 2004, respectively. Cash held in escrow represents funds the Company was required to deposit with its

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      transfer agent for payment to 1st State Bancorp shareholders on consummation of the merger transaction and was invested in an institutional money market account.

      Securities

      Investments in certain securities are classified into three categories and accounted for as follows:

      1. Held-to-Maturity - Debt securities that the institution has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; or

      2. Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; or

      3. Available-for-Sale - Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of shareholders' equity.

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

      Loans Held for Sale

      Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. At December 31, 2005 and 2004, there were approximately $4.2 million and $3.4 million, respectively, in loans held for sale which are classified as loans on the consolidated balance sheet.

      Through the normal course of originating loans held for sale, the customer's interest rate is fixed upon lock-in by the customer. The Bank enters into a best efforts commitment to sell the loan to an investor after the rate lock-in by the customer. Rate lock commitments for loans held for sale are valued based on the net revenues to be realized upon sale to an investor less any value attributable to the servicing rights which are also sold to the investor.

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

      There were no loans classified as impaired at December 31, 2005 and 2004.

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

      Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

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

      Under Statement of Financial Accounting Standards ("SFAS) No. 133, Accounting for Derivatives and Hedging Activities, derivatives are recorded on the consolidated balance sheet at fair value. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Any difference in these two changes in fair value results in hedge ineffectiveness that results in a net impact to earnings.

      Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk.

      Stock Option Plans

      The Company's Equity Incentive Plan is a stock-based incentive compensation plan covering certain officers and directors. The Company grants stock options under the incentive plan for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. The Company has elected to account for these stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these stock option grants.

      The Company discloses pro forma net income and earnings per share in these notes as if compensation was measured under the fair value based method promulgated under SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period.

      On December 29, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all currently outstanding unvested stock options awarded under the Company's Equity Incentive Plan. Options to purchase 67,200 shares of the Company's common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005 as a result of the Compensation Committee's action. The Compensation Committee believed that it was in the best interest of the shareholders to accelerate vesting of these options, as acceleration of vesting will result in a positive effect on future earnings of the Company. As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under SFAS No. 123R, Shared-Based Payment, over the next five years was eliminated.

      Had compensation expense for the stock option plans been determined in accordance with SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below. The pro forma amounts for 2005 include $203,000, net of tax, resulting from the accelerated vesting of stock options. These pro forma amounts may not be representative of the effect on reported net income in future years.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


        (In thousands, except per share data)                  2005      2004      2003
                                                              ----------------------------

        Net income                              As reported   $ 6,999   $ 5,311    $  994
                                                 Pro forma      6,402     5,095       922

        Net income per share - Basic            As reported   $  0.99   $  0.79    $ 0.15
                                                 Pro forma       0.94      0.76      0.14

        Net income per share - Diluted          As reported   $  0.97   $  0.77    $ 0.15
                                                 Pro forma       0.93      0.74      0.14

      The Company is required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. The fair values of the options granted in 2005, 2004 and 2003 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were estimated using the following weighted-average assumptions:

                                      2005         2004         2003
                                    -----------------------------------

      Dividend yield                 1.31%        1.04%        1.20%
      Expected volatility            27.2%        27.7%        28.0%
      Risk-free interest rate        4.03%        3.92%        3.72%
      Expected life                  7 years      7 years      7 years

      The weighted average fair value of options granted during 2005, 2004 and 2003 was $5.40, $5.99, and $5.15, respectively.

      Net Income Per Share

      The Company follows SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, the Company has presented both basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for 2005, 2004, and 2003 were as follows:

                                                                   2005         2004         2003
                                                                ------------------------------------
      (In thousands, except number of shares)
      Income available to stockholders - basic and diluted      $    6,699   $    5,311   $      994
                                                                ==========   ==========   ==========

      Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic      6,790,846    6,712,502    6,655,926
      Incremental shares from assumed exercise of stock
          options                                                  129,542      173,198      137,946
                                                                ----------   ----------   ----------
      Weighted average number of shares outstanding - diluted    6,920,388    6,885,700    6,793,872
                                                                ==========   ==========   ==========

      Comprehensive Income

      The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in general-purpose financial statements.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                            2005      2004     2003
                                                          ---------------------------
      (In thousands)
      Unrealized losses on securities available for sale   $(3,211)   $(99)   $(1,051)
      Reclassification of gains recognized in net income        (7)    (18)      (442)
      Income tax benefit                                     1,241      45        577
                                                           -------    ----    -------
      Other comprehensive income (loss)                    $(1,977)   $(72)   $  (916)
                                                           =======    ====    =======

      Segment Information

      The Company follows the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No.131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

      Reclassifications

      Certain items included in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

      New Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires companies to expense at fair value all costs resulting from shared-based compensation transactions, except for equity instruments held by employee share ownership plans. SFAS No. 123R as originally issued by the FASB was effective as of the beginning of the first period that begins after June 15, 2005. On April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of the next fiscal year. The Company plans to adopt SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, the Company will recognize compensation expense for the fair value of its share purchase rights over the vesting period. As a result of the Company's acceleration of vesting of employee stock options noted previously, the adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial position.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. SFAS No. 154 will have no impact on the Company's financial position or results of operations upon adoption.

2.    Significant Transactions

      On June 29, 2005, the Company entered into an agreement to acquire 1st State Bancorp ("1st State Bancorp"), the holding company for 1st State Bank, Inc. ("1st State Bank"). This transaction closed on January 3, 2006 and will be accounted for as a purchase. The total purchase price is expected to be approximately $121.1 million, including transactions costs of $6.3 million. Under the terms of the merger agreement, the Company will issue approximately 4.9 million shares of common stock and pay $40.1million in cash in exchange for 100% of 1st State Bancorp's outstanding common stock and stock options. The transaction will be accounted for under the purchase method and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

      The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005 assuming the acquisition had occurred at the beginning of fiscal 2005:

      (In thousands, except per share amounts)
      Net interest income                        $41,289
      Net income                                 $ 4,835
      Net earnings per diluted share             $  0.41

      In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2005.

      A summary of estimated preliminary fair values of assets acquired and liabilities assumed was as follows:

                                                                    1st State Bancorp
                                                                    ----------------
      Loans receivable, net of allowance for loan losses               $ 231,387
      Investment securities                                            $ 110,107
      Premises and equipment                                               8,025
      Deposit premium                                                      5,331
      Goodwill                                                            46,033
      Other assets                                                        29,111
      Deposits                                                          (272,037)
      Borrowings                                                         (34,144)
      Other liabilities                                                   (2,761)
                                                                       ---------
          Investment in subsidiary, net of dividends to shareholders
          and capitalized acquisition costs                            $ 121,052
                                                                       =========

      In connection with the 1st State Bancorp acquisition, in December 2005 the Company issued $30.0 million in short-term notes to an unaffiliated entity and entered into a third $10.0 million offering of trust preferred securities issued by Trust III. See Note 11 - Subordinated Debentures and
      Note 9 - Borrowings for additional information on the Trusts and the short-term debt, respectively.

      During 2004, the Company made changes to its branch structure including the sale of three branches in Warrenton, Seaboard and Woodland to other financial institutions in the third quarter. Included in the sale were approximately $39.6 million of deposits and $12.8 million of loans, as well as other assets. With the closing of the branch sale, the Company was required to make payments of $23.0 million dollars to cover the excess of liabilities over assets assumed

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      by the acquiring companies. The Company recorded a $1.2 million non-recurring gain on this sale in 2004. Also during the third quarter of 2004, the Company sold a portion of the mortgage portfolio that had been acquired in a previous bank acquisition and was being serviced by an independent organization. The sale included approximately $19.2 million in loans and $152,000 in foreclosed assets. The Company recorded a $320,000 non-recurring loss on this sale.

      During 2003, the Company made several changes to its branch structure including the consolidation of two branches in Oxford into one main Oxford facility in a new location and the opening of an additional branch in Raleigh. In addition, during the third quarter of 2003, the Company made the decision to discontinue the operations of CBIS. CBIS will remain an inactive subsidiary of the Company. Also during 2003, the Company entered into two separate $10.0 million offerings of trust preferred securities, one in June by Trust I and the other in December by Trust II. See Note 11
      - Subordinated Debentures for additional information on the Trusts.

3.    Goodwill and Other Intangible Assets

      Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is no longer amortized, but is reviewed for potential impairment at least annually at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded in 2005 and 2004 based on the evaluation and a $10,000 charge was recorded in 2003 related to the shutdown of CBIS.

      As of December 31, 2005 and 2004, intangible assets, primarily deposit premiums paid for acquisitions, and goodwill were as follows:

                                                                               Accumulated
      (In thousands)                                                Gross      Amortization      Net
                                                                   ------------------------------------
      At December 31, 2005
          From January 2002 acquisition of First Community Bank:
            Deposit premium                                        $    782    $       (489)   $    293
            Goodwill                                                  3,834              --       3,834
                                                                   --------    ------------    --------
                                                                      4,616            (489)      4,127
                                                                   --------    ------------    --------
          From December 2002 acquisition of High Street Bank:
            Deposit premium                                             976            (464)        512
            Goodwill                                                  5,381              --       5,381
                                                                   --------    ------------    --------
                                                                      6,357            (464)      5,893
                                                                   --------    ------------    --------
          From April 2000 branch acquisitions:
            Goodwill                                                  1,996            (347)      1,649
          From June 1997 branch acquisitions:
            Goodwill                                                  2,164            (980)      1,184
                                                                   --------    ------------    --------
                                                                   $ 15,133    $     (2,280)   $ 12,853
                                                                   ========    ============    ========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                               Accumulated
                                                                    Gross      Amortization         Net
                                                                   ------------------------------------
      At December 31, 2004
          From January 2002 acquisition of First Community Bank:
            Deposit premium                                        $    782    $       (404)   $    378
            Goodwill                                                  3,834              --       3,834
                                                                   --------    ------------    --------
                                                                      4,616            (404)      4,212
                                                                   --------    ------------    --------
          From December 2002 acquisition of High Street Bank:
            Deposit premium                                             976            (337)        639
            Goodwill                                                  5,381              --       5,381
                                                                   --------    ------------    --------
                                                                      6,357            (337)      6,020
                                                                   --------    ------------    --------
          From April 2000 branch acquisitions:
            Goodwill                                                  1,996            (347)      1,649
          From June 1997 branch acquisitions:
            Goodwill                                                  2,164            (980)      1,184
                                                                   --------    ------------    --------
                                                                   $ 15,133    $     (2,068)   $ 13,065
                                                                   ========    ============    ========

      Deposit premiums are amortized over a period of up to 10 years using an accelerated method. During 2005 and 2004, deposit premiums were reduced by amortization expenses of $212,000 and $247,000, respectively. In addition, during 2004, goodwill was reduced by $1.2 million in connection with deposits sold in branch sales. Estimated amortization expense for the next five fiscal years is as follows: 2006-$184,000; 2007-$160,000;
      2008-$136,000; 2009-$112,000; 2010-$87,000.

4.    Investment Securities

      Investment securities at December 31, 2005 and 2004 are summarized as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                      Gross        Gross
                                       Amortized    Unrealized   Unrealized      Fair
      (In thousands)                      Cost        Gains        Losses       Value
                                       ----------   ----------   ----------   ----------
                2005
                ----
      Available-for-sale:
          U.S. Agency obligations      $   52,046   $        2   $    1,131   $   50,917
          Municipal bonds and other        24,804          512          172       25,144
          Mortgage-backed securities       69,110           10        1,942       67,178
                                       ----------   ----------   ----------   ----------
                                          145,960          524        3,245      143,239
                                       ----------   ----------   ----------   ----------

      Held-to-maturity:
          U.S. Agency obligations      $    4,590   $       --   $      105        4,485
          Municipal bonds                     300           --           10          290
          Mortgage-backed securities        7,444           --          203        7,241
                                       ----------   ----------   ----------   ----------
                                           12,334           --          318       12,016
                                       ----------   ----------   ----------   ----------
                                       $  158,294   $      524   $    3,563   $  155,255
                                       ==========   ==========   ==========   ==========


                                                      Gross        Gross
                                       Amortized    Unrealized   Unrealized      Fair
      (In thousands)                      Cost        Gains        Losses       Value
                                       ----------   ----------   ----------   ----------
               2004
               ----
      Available-for-sale:
          U.S. Agency obligations      $   35,511   $       86   $      425   $   35,172
          Municipal bonds                  24,087          828           85       24,830
          Mortgage-backed securities       80,851          427          334       80,944
                                       ----------   ----------   ----------   ----------
                                          140,449        1,341          844      140,946
                                       ----------   ----------   ----------   ----------

      Held-to-maturity:
          U.S. Agency obligations      $    5,000   $        2   $       12        4,990
          Municipal bonds                     300           --           --          300
          Mortgage-backed securities        8,036           15           68        7,983
                                       ----------   ----------   ----------   ----------
                                           13,336           17           80       13,273
                                       ----------   ----------   ----------   ----------
                                       $  153,785   $    1,358   $      924   $  154,219
                                       ==========   ==========   ==========   ==========

      The amortized cost and estimated market values of securities at December 31, 2005 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


      (In thousands)                                  Available-for-Sale          Held-to-Maturity
                                                     -------------------------------------------------
                                                     Amortized       Fair      Amortized       Fair
                                                        Cost        Value         Cost        Value
                                                     -------------------------------------------------
      U.S. Agency securities:
            Due within one year                      $    2,000   $   40,285   $       --   $       --
            Due after one year through five years        39,146       38,294        4,590        4,485
            Due after five years through ten years        8,900        8,733           --           --
            Due after ten years                           2,000        1,899           --           --
                                                     -----------------------   -----------------------
                Total U.S. Agency securities             50,046       48,926        4,590        4,485
                                                     -----------------------   -----------------------
      Municipal bonds and other:
            Due within one year                              --           --           --           --
            Due after one year through five years         2,676        2,641           --           --
            Due after five years through ten years        7,236        7,349          300          290
            Due after ten years                          14,892       15,154           --           --
                                                     -----------------------   -----------------------
                Total Municipal bonds                    24,804       25,144          300          290
                                                     -----------------------   -----------------------
      Mortgage-backed securities:
            Due within one year                              --           --           --           --
            Due after one year through five years         4,896        4,787           --           --
            Due after five years through ten years        2,291        2,248           --           --
            Due after ten years                          61,923       60,143        7,444        7,241
                                                     -----------------------   -----------------------
                Total Mortgage-backed securities         69,110       67,178        7,444        7,241
                                                     -----------------------   -----------------------
                                                     $  143,960   $  141,248   $   12,334   $   12,016
                                                     =======================   =======================

      The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      (In thousands)                Less Than 12 Months      12 Months or Greater             Total
                                   ---------------------------------------------------------------------------
                                                Unrealized                Unrealized                Unrealized
      Description of Security      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                   ---------------------------------------------------------------------------
      Available-for-sale:
      Direct obligations of U.S.
            government agencies    $   25,036   $      298   $   22,978   $      833   $   48,014   $    1,131
      Municipal bonds and other         2,555           39        2,788          133        5,343          172
      Mortgage-backed securities       42,997          969       22,728          973       65,725        1,942
                                   ---------------------------------------------------------------------------
                                       70,588        1,306       48,494        1,939      119,082        3,245
                                   ---------------------------------------------------------------------------
      Held-to-maturity:
      Direct obligations of U.S.
            government agencies           591            3        3,894          102        4,485          105
      Municipal bonds                     290           10           --           --          290           10
      Mortgage-backed securities        4,932          133        2,309           70        7,241          203
                                   ---------------------------------------------------------------------------
                                        5,813          146        6,203          172       12,016          318
                                   ---------------------------------------------------------------------------
      Total at December 31, 2005   $   76,401   $    1,452   $   54,697   $    2,111   $  131,098   $    3,563
                                   ===========================================================================

      Available-for-sale:
      Direct obligations of U.S.
            government agencies    $   18,568   $      181   $    6,756   $      244   $   25,324   $      425
      Municipal bonds and other         1,569           43        1,268           42        2,837           85
      Mortgage-backed securities       20,537          131       10,030          203       30,567          334
                                   ---------------------------------------------------------------------------
                                       40,674          355       18,054          489       58,728          844
                                   ---------------------------------------------------------------------------
      Held-to-maturity:
      Direct obligations of U.S.
            government agencies         3,982           12           --           --        3,982           12
      Municipal bonds                      --           --           --           --           --           --
      Mortgage-backed securities        2,842           68           --           --        2,842           68
                                   ---------------------------------------------------------------------------
                                        6,824           80           --           --        6,824           80
                                   ---------------------------------------------------------------------------
      Total at December 31, 2004   $   47,498   $      435   $   18,054   $      489   $   65,552   $      924
                                   ===========================================================================

      The unrealized losses on the Company's investments in direct obligations of U.S. government agencies and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

      During the years ended December 31, 2005, 2004 and 2003, the Company had gross realized gains of $7,000, $18,000 and $442,000, respectively, on sales of available-for-sale securities with book values of $2.2 million, $25.9 million and $15.4 million, respectively.

      Securities with a fair value of $59.7 million were pledged as of December 31, 2005 to secure public deposits, repurchase agreements, and FHLB advances.

5.    Federal Home Loan Bank Stock

      During 2004, in order to raise additional capital, the Federal Home Loan Bank ("FHLB") restructured the stock ownership requirements in order to be a member of the FHLB System. As a member, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.20% of its total assets as of December 31st of the prior year (up to a maximum of $25.0 million) plus 4.5% of its outstanding FHLB advances. No ready market exists for the FHLB stock, and it has no quoted market value, therefore, cost approximates market at December 31, 2005 and 2004.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

6.    Loans and Allowance for Loan Losses

      The composition of the loan portfolio by loan classification at December 31, 2005 and 2004 is as follows:

      (In thousands)                                  2005          2004
                                                    ----------------------

      Commercial                                    $555,198      $531,834
      Consumer                                        26,222        34,865
      Home equity lines                               65,566        61,925
      Residential mortgages                           21,863        26,020
                                                    --------      --------
                                                     668,849       654,644
      Plus deferred loan costs, net                      133           223
                                                    $668,982      $654,867
                                                    ========      ========

      A summary of activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 is as follows:

      (In thousands)                           2005        2004        2003
                                             --------------------------------

      Balance at beginning of year           $ 10,721    $ 11,613    $  9,390
      Provision (credit) for loan losses         (396)      1,038       8,247
      Loans charged-off, net of recoveries       (786)     (1,619)     (6,024)
      Reclassified                                 53        (311)         --
                                             --------    --------    --------

      Balance at end of year                 $  9,592    $ 10,721    $ 11,613
                                             ========    ========    ========

      In 2005 and 2004, the Company reclassified $53,000 and ($311,000), respectively, of the allowance for loan losses related to the estimated loss exposure on unfunded loan commitments and letters of credit into a separate liability account.

      At December 31, 2005, nonperforming assets consisted of nonaccrual loans in the amount of $8.1 million and foreclosed real estate of $771,000. At December 31, 2004, nonperforming assets consisted of nonaccrual loans in the amount of $8.2 million and foreclosed real estate of $418,000. Unrecognized income on nonaccrual loans at December 31, 2005 and 2004 was $361,000 and $275,000, respectively. At December 31, 2005 and 2004, there were no loans past due greater than 90 days still accruing interest.

      In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups and activity during the years ended December 31, 2005, 2004 and 2003, is summarized as follows:

      (In thousands)                   2005          2004          2003
                                     ------------------------------------
      Beginning balance              $ 31,285      $ 23,392      $ 15,288
      New loans                        11,378        16,737        14,562
      Principal repayments            (10,482)       (8,844)       (4,048)
      Reclassifications                    --            --        (2,410)
                                     --------      --------      --------

      Ending balance                 $ 32,181      $ 31,285      $ 23,392
                                     ========      ========      ========

      In addition, such groups had available lines of credit in the amount of $27.2 million at December 31, 2005. In the ordinary course of business, the Company engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Company and are not considered to

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      include terms which are unfavorable to the Company. Certain deposits are held by related parties, and the rates and terms of these accounts are consistent with those of non-related parties. The Company paid an aggregate of approximately $1.5 million, $1.0 million, and $0.9 million to companies owned by members of the board of directors for leased space, equipment, construction and consulting services during 2005, 2004 and 2003, respectively.

7.    Premises and Equipment

      Premises and equipment at December 31, 2005 and 2004 are as follows:

                                                         2005        2004
                                                       --------------------
      (In thousands)
      Land                                             $  3,770    $  4,813
      Buildings and leasehold improvements                9,777       8,863
      Furniture and equipment                            10,053       9,488
      Automobiles                                           235         324
      Construction in progress                            1,044         959
                                                       --------    --------
                                                         24,879      24,447
      Less accumulated depreciation and amortization    (10,011)     (8,839)
                                                       --------    --------
                                                       $ 14,868    $ 15,608
                                                       ========    ========

8.    Deposits

      At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

                                                               Weighted
                                                                Average
       (In thousands)                             Balance        Rate
                                               -----------    -----------
       2006                                    $   249,773           3.53%
       2007                                        117,860           3.65%
       2008                                          5,568           3.98%
       2009                                          8,277           4.03%
       2010 and thereafter                           2,150           4.40%
                                               -----------    -----------
                                               $   383,628           3.57%
                                               ===========    ===========

9.    Borrowings

      Short term borrowed funds. Following is an analysis of short-term borrowed funds at December 31, 2005 and 2004:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                               Weighted               Interest     At Any
(Dollars in thousands)           Balance       Avg Rate     Balance     Rate     Month End
                                 ------------------------   -------------------  ----------
2005
Short-term debt                  $ 30,000          7.25%    $    411     7.25%    $ 30,000
Fed funds purchased                    --            --          258     3.02%          --
Repurchase agreements              14,514          3.48%      14,299     2.58%      18,598
                                 --------                   -----------------
                                 $ 44,514                   $ 14,968     2.71%
                                 ========                   =================

2004
Fed funds purchased               $ 1,573          2.70%       $ 564     1.77%    $  2,137
Repurchase agreements              15,182          1.68%      12,301     0.89%      17,875
                                 --------                   -----------------
                                 $ 16,755                   $ 12,865     0.92%
                                 ========                   =================

      Interest on federal funds purchased totaled $8,000 in 2005 and $10,000 in 2004. Repurchase agreements are collateralized by U.S. government agency and mortgage-backed securities with fair values of $17.8 million at December 31, 2005. Interest expense on securities sold under agreements to repurchase totaled $368,000 in 2005 and $109,000 in 2004. The Company borrowed $30.0 million on December 27, 2005 from an unaffiliated financial institution, the proceeds of which were used to help finance the cash portion of the 1st State Bancorp merger transaction. The short-term debt matures on January 31, 2006 and the Company repaid the debt in-full prior to maturity with proceeds from the sale of certain 1st State Bank investment securities. The short-term debt was collateralized by the Bank's common stock.

      Federal Home Loan Bank Advances. Advances from the FHLB had a weighted average rate of 4.31% and 4.08% at December 31, 2005 and 2004, respectively, and were collateralized by certain 1 - 4 family mortgages, multifamily first mortgage loans, home equity loans and qualifying commercial loans totaling $98.5 million and $103.5 million at year-end 2005 and 2004, respectively. In addition, the Company pledged certain investment securities with a fair value of $19.6 million and $25.2 million at December 31, 2005 and 2004. See Note 4 - Securities.

      At December 31, 2005, the scheduled maturities of FHLB advances were as follows:

                                                                Weighted
                                                                Average
      (Dollars in thousands)                       Balance        Rate
                                                  ----------   ----------
      2006                                        $       --           --
      2007                                             3,000         4.19%
      2008                                                --           --
      2009                                            11,794         4.76%
      2010 and thereafter                             78,379         4.24%
                                                  ----------   ----------
                                                  $   93,173         4.31%
                                                  ==========   ==========

      At December 31, 2005, the Company had an additional $99.0 million of credit available with the FHLB.

10.   Derivative Financial Instruments

      The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures.

      In July 2003, the Company entered into interest rate swap agreements to convert portions of its fixed rate FHLB advances to floating interest rates. The Company accounts for interest rate swaps as a hedge of the fair value of the designated FHLB advances. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      adjustments needed to record the related debt instruments at fair value and the net difference between those amounts were not material.

      These interest rate hedges, accounted for as fair value hedges, have an aggregated notional amount of $25.0 million and reset quarterly at variable rates based on 90 day LIBOR. The counterparty for these hedges is a firm with an investment grade rating by a nationally recognized investment rating service. The swaps are collateralized by certain investment securities and are summarized as follows:

                                                  Effective
                  Maturity    Notional Amount    Variable Rate
                -----------------------------------------------
                    2009       $ 10,000,000       LIBOR + 1.87
                    2011         15,000,000       LIBOR + 2.02

11.   Subordinated Debentures

      The Company formed Trust III, Trust II and Trust I in December 2005, December 2003 and June 2003, respectively. Each issued 10.0 million of its floating rate capital securities (the "trust preferred securities"), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities. The Trusts sold their common securities to the Company for an aggregate of $0.9 million, resulting in total proceeds from each offering equal to $10.3 million or $30.9 million in aggregate. The Trusts then used these proceeds to purchase $30.9 million in principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures"). Following payment by the Company of a placement fee and other expenses of the offering, the Company's net proceeds from the offerings aggregated $30.0 million.

      The trust preferred securities have a 30 year maturity and are redeemable after 5 years by the Company with certain exceptions. Prior to the redemption date, the trust preferred securities may be redeemed at the option of the Company after the occurrence of certain events, including without limitation events that would have a negative tax effect on the Company or the Trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trusts being treated as an investment company. The Trusts' ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the Debentures. The Company's obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trusts' obligations under the trust preferred securities.

      The securities associated with each trust are floating rate, based on 90 day LIBOR, and adjust quarterly. Trust I securities adjust at LIBOR + 3.10%, Trust II securities adjust at LIBOR + 2.85% and Trust III securities adjust at LIBOR +1.40%.

      The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company, are the sole assets of the Trusts and the Company's payment under the Debentures is the sole source of revenue for the Trusts.

      Pursuant to FIN 46R, the assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Company's Condensed Consolidated Statements of Income as interest expense. The Debentures are presented as a separate category of long-term debt on the Consolidated Statements of Financial Condition entitled "Subordinated Debentures." For regulatory purposes, the $30.0 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements.

12.   Income Taxes

      Income taxes charged to operations for the years ended December 31, 2005, 2004, and 2003 consist of the following components:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


      (In thousands)                                2005     2004    2003
                                                  -----------------------

      Current income tax expense                  $2,352   $2,343   $ 602
      Deferred income tax expense (benefit)          912      523    (564)
                                                  ------   ------   -----

      Total income tax expense                    $3,264   $2,866   $  38
                                                  ======   ======   =====

      Income taxes for the years ended December 31, 2005, 2004 and 2003 were allocated as follows:

      (In thousands)                                               2005        2004        2003
                                                               --------------------------------
      Income from continuing operations                        $  3,264    $  2,866    $     38
      Shareholders' equity, for unrealized gains (losses) on
          securities available for sale                          (1,241)        (45)       (577)
      Shareholders' equity, for compensation expense for tax
          purposes in excess of financial reporting purposes       (480)       (259)         --
                                                               --------------------------------
                                                               $  1,543    $  2,562    $   (539)
                                                               ================================

      A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

                                                               Amount                        % of Pretax Income
                                                --------------------------------       ------------------------------
      (Dollars in thousands)                        2005        2004        2003         2005        2004        2003
      --------------------------------------------------------------------------       ------------------------------
      Tax expense at statutory rate on income
            before taxes                        $  3,387    $  2,780    $    351        34.00%      34.00%      34.00%
      State taxes, net of  federal benefit           388         372         112         3.89%       4.55%      10.85%
      Increase (reduction) in taxes resulting
            from:
            Tax exempt interest on investment
               securities                           (394)       (366)       (339)       -3.95%      -4.48%     -32.85%
            Non-taxable life insurance income       (223)        (50)        (62)       -2.24%      -0.61%      -6.01%
            Other, net                               106         130         (24)        1.06%       1.59%      -2.31%
                                                --------------------------------       ------------------------------
                                                $  3,264    $  2,866    $     38        32.76%      35.05%       3.68%
                                                ================================       ==============================

      Significant components of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      (In thousands)                                     2005        2004
                                                       --------------------
      Deferred tax assets:
          Allowance for loan losses                    $  3,797    $  4,224
          Deferred compensation                           1,525       1,496
          Net operating loss carryforwards                  752       1,022
          Directors' fees                                   536         845
          Unrealized security losses                      1,049          --
          Contribution carryforwards                         --          13
                                                       --------    --------
                   Total deferred tax assets              7,659       7,600
                                                       --------    --------
      Deferred tax liabilities:
          Unrealized security gains                          --        (192)
          Depreciation                                     (456)       (608)
          Purchase accounting adjustments                  (256)       (206)
          FHLB stock                                       (304)       (304)
          Other                                            (338)       (305)
                                                       --------    --------
                   Total deferred tax liabilites         (1,354)     (1,615)
                                                       --------    --------
          Net deferred tax assets                      $  6,305    $ 5,9850
                                                       ========    ========

      At December 31, 2005 and 2004, the Company had net deferred tax assets of $6.3 million and $6.0 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

      Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $2.2 million relating to a prior acquisition which expire in various amounts through 2022. Management expects to utilize all of these carryforward amounts before they expire.

13.   Leases

      The Company has noncancelable operating leases for its corporate office and branch locations that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2005 are as follows:

      (In thousands)
      2006                                                         $ 1,627
      2007                                                           1,999
      2008                                                           2,302
      2009                                                           2,196
      2010                                                           1,968
      Thereafter                                                     9,052
                                                                   -------
                                                                   $19,144
                                                                   =======

      During 2005, 2004, and 2003, rent expense under operating leases were $1.4 million, $1.2 million, and $1.1 million, respectively.

14.   Regulatory Matters and Restrictions

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. As of September 30, 2005, the most recent notification from regulators, the Bank was categorized as "well

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      capitalized" by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank's category. Management believes that as of December 31, 2005, the Company meets all capital requirements to which it is subject.

      The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statues Section 53-87. At December 31, 2005, the undivided profits of the Bank totaled $12.5 million. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

      To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of December 31, 2005 and 2004 and the minimum requirements are presented in the following table.

                                                                            Minimum Requirements To Be:
                                                       Actual         Adequately Capitalized    Well Capitalized
                                                 -------------------  ----------------------   -------------------
      (Dollars in thousands)                      Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                 --------   --------    --------   --------    --------   --------
              2005
      Total Capital (to Risk Weighted Assets)    $111,228      13.71%   $ 64,890       8.00%   $ 81,112      10.00%
      Tier I Capital (to Risk Weighted Assets)     95,176      11.73%     32,445       4.00%     48,667       6.00%
      Tier I Capital (to Average Assets)           95,176      10.64%     35,765       4.00%     44,706       5.00%

              2004
      Total Capital (to Risk Weighted Assets)    $ 92,971      12.33%   $ 60,310       8.00%   $ 75,387      10.00%
      Tier I Capital (to Risk Weighted Assets)     83,528      11.08%     30,155       4.00%     45,232       6.00%
      Tier I Capital (to Average Assets)           83,528       9.61%     34,783       4.00%     43,479       5.00%

15.   Employee Benefit Plans

      401(k) Plan

      The Company maintains a 401(k) plan (the "Plan") for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employees' salary. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate contributions for 2005, 2004, and 2003 were $281,000, $366,000, and $387,000, respectively.

      Supplemental Retirement Plans

      In May 2005, the Company established two supplemental retirement plans for the benefit of certain executive officers and certain directors of the Company. The Capital Bank Defined Benefit Supplemental Retirement Plan ("Executive Plan") covers the Company's chief executive officer and certain other members of senior management. Under the Executive Plan, the participants will receive a supplemental retirement benefit equal to a targeted percentage of the participant's average annual salary during the last three years of employment. Under the Executive Plan, benefits vest over an eight year period with the first 20% vesting after four years of service and 20% vesting annually thereafter. The Capital Bank Supplemental Retirement Plan for Directors ("Director Plan") covers certain directors and provides for a fixed annual retirement benefit to be paid for a number of years equal to the director's total years of service, up to a maximum of ten years. For the year ended December 31, 2005, the Company recognized $89,000 and $320,000 of expense related to the Executive Plan and Director Plan, respectively. The liability associated with the two plans is included in Other Liabilities. As of December 31, 2005, the Executive Plan had four participants and the Directors Plan had 14 participants.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      In 2005, the Company invested $5.5 million in bank-owned life insurance ("BOLI"), which may be used, at the Company's sole discretion, to fund the benefits payable under the Executive Plan and Director Plan. As of December 31, 2005, cash surrender values from the BOLI policies equaled $5.6 million.

16.   Stock Options and Stock Plans

      The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company's stock to officers and directors. At December 31, 2005, options for 186,709 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options which were assumed under various plans from previously acquired financial institutions, of which approximately 218,000 remain outstanding.

      Grants of options are made by the Board or the Compensation Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions. All options outstanding as of December 31, 2005 were fully vested.

      A summary of the activity during the years ending December 31, 2005, 2004 and 2003 of the Company's stock option plans, including the weighted average exercise price ("WAEP") is presented below:

                                                  2005                  2004                  2003
                                         ------------------------------------------------------------------
                                          Shares       WAEP      Shares       WAEP      Shares       WAEP
                                         --------    --------   --------    --------   --------    --------
      Outstanding at beginning of year    693,524    $  11.25    704,540    $  10.40    786,366    $   9.70
      Granted                               9,600       16.84     84,250       17.85     81,000       15.82
      Exercised                          (173,503)       9.45    (69,264)       9.80   (125,854)       9.31
      Terminated                          (33,799)      16.17    (26,002)      13.58    (36,972)      11.16
                                         --------    --------   --------    --------   --------    --------
      Outstanding at end of year          495,822    $  11.65    693,524    $  11.25    704,540    $  10.40
                                         ========    ========   ========    ========   ========    ========

      Options exercisable at year-end     495,822    $  11.65    580,010    $  10.31    590,560    $   9.66
                                         ========    ========   ========    ========   ========    ========

      The following table summarizes information about the Company's stock options at December 31, 2005:

                                                    Weighted
                                                     Average
                                                    Remaining
                                        Number      Contractual       Number
                Exercise Price       Outstanding   Life in Years    Exercisable
              ------------------    -------------  -------------   ------------
                 $6.62 - $9.00         172,768          4.00          172,768
                $9.01 - $12.00         105,201          5.31          105,201
                $12.01 - $15.00         74,692          2.32           74,692
                $15.01 - $18.00         82,911          7.29           82,911
                $18.01 - $18.37         60,250          8.99           60,250
              ------------------    ----------     ---------       ----------
                                       495,822          5.18          495,822
                                    ==========     =========       ==========

      Deferred Compensation for Non-Employee Directors. Effective January 1, 2005, the Company amended and restated the Capital Bank Corporation Deferred Compensation Plan for Non-Employee Directors ("Deferred Compensation Plan"). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors' fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of their total director's fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of common

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      stock of the Company or cash (at the Company's option) after the participant ceases to serve as a director for any reason.

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

      To meet the financial needs of its customers, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. At December 31, 2005, these financial instruments were comprised entirely of unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

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

      Unused lines of credit were $188.2 million and $123.2 million, respectively, at the end of 2005 and 2004. Outstanding letters of credit were $8.6 million and $1.4 million, respectively, at December 31, 2005 and 2004.

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

      The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk and credit loss factors. The fair value of the Bank's loan portfolio at December 31, 2005 and 2004 was as follows:

      (In thousands)                                 2005           2004
                                                   -----------------------
      Loans:
          Carrying amount                          $659,390       $644,146
          Estimated fair value                      654,317        643,663

      The deposit liabilities and repurchase agreements with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand), totaling $329.4 million and $275.9 million at December 31, 2005 and 2004, respectively.

      The fair values of certificates of deposits, advances from the FHLB and subordinated debt are estimated by discounting the future cash flows using the current rates offered for similar deposits, advances and

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      subordinated debt with the same remaining maturities. The carrying value and estimated fair values of certificates of deposit, FHLB advances and subordinated debt at December 31, 2005 and 2004 were as follows:

      (In thousands)                                 2005           2004
                                                   -----------------------
      Certificates of deposits:
          Carrying amount                          $383,628       $395,868
          Estimated fair value                      382,208        395,348
      Advances from the FHLB:
          Carrying amount                          $ 93,173       $102,320
          Estimated fair value                       92,875        102,762
      Subordinated Debt:
          Carrying amount                          $ 30,930       $ 20,620
          Estimated fair value                       31,757         21,170

      There is no material difference between the carrying amount of $0 and estimated fair value of off-balance sheet items totaling $196.8 million and $124.6 million at December 31, 2005 and 2004, respectively, which are primarily comprised of unfunded loan commitments.

      The Company's remaining assets and liabilities are not considered financial instruments.

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

19.   Parent Company Financial Information

      Condensed financial information of the financial holding company of the Bank at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 is presented below:

      (In thousands)
      Condensed Balance Sheets                                2005       2004
                                                            --------------------
          Assets:
            Cash                                            $  46,109    $ 5,885
            Equity investment in subsidiary                    96,135     92,020
            Other assets                                        1,704      1,126
                                                            ---------    -------
              Total assets                                  $ 143,948    $99,031
                                                            =========    =======

          Liabilities:
            Subordinated debentures                         $  30,930    $20,620
            Short-term debt                                    30,000         --
            Deferred tax (asset) liability                     (1,049)       192
            Dividends payable                                     411        397
            Other liabilities                                     164         84
                                                            ---------    -------
              Total liabilities                                60,456     21,293
                                                            ---------    -------

          Shareholders' equity:
            Common stock                                       70,985     68,341
            Accumulated other comprehensive (loss) income      (1,672)       305
            Retained earnings                                  14,179      9,092
                                                            ---------    -------
              Total shareholders' equity                       83,492     77,738
                                                            ---------    -------

              Total liabilities and shareholders' equity    $ 143,948    $99,031
                                                            =========    =======

      (In thousands)
      Condensed Statements of Operations                 2005        2004        2003
                                                     --------------------------------
          Dividends from wholly-owned subsidiaries   $    500    $  4,000    $    750
          Undistributed earnings of subsidiaries        7,018       1,892         401
          Other income                                    160          66          15
          Interest expense                             (1,352)       (929)       (249)
          Other expenses                                  (49)        (17)         (4)
                                                     --------    --------    --------
          Net income before tax benefits                6,277       5,012         913
          Income tax benefit                              422         299          81
                                                     --------    --------    --------
            Net income                               $  6,699    $  5,311    $    994
                                                     ========    ========    ========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(In thousands)

Condensed Statements of Cash Flows                               2005        2004        2003
                                                               --------------------------------
    Operating activities:
      Net income                                               $  6,699    $  5,311    $    994
      Equity in undistributed earnings of subsidiary             (7,018)     (1,892)       (401)
      Other noncash compensation                                    495          --          --
      Net change in other assets and liabilities                   (503)       (693)       (200)
                                                               --------    --------    --------
        Cash flow (used in) provided by operating activities       (327)      2,726         393
                                                               --------    --------    --------
    Investing activities:
      Additional investment in subsidiaries                        (310)         --     (14,594)
                                                               --------    --------    --------
        Cash flow used in investing activities                     (310)         --     (14,594)
                                                               --------    --------    --------
    Financing activities:
      Proceeds from issuance of common stock                      3,041         960       1,171
      Payments to repurchase common stock                          (892)         --      (2,677)
      Proceeds from issuance of short-term debt                  30,000          --          --
      Cash held in escrow                                       (33,185)         --          --
      Proceeds from issuance of subordinated debentures, net
        of issuance costs                                        10,310          --      20,120
      Dividends paid                                             (1,598)     (1,315)     (1,314)
                                                               --------    --------    --------
        Cash flow provided by (used in) financing activities      7,676        (355)     17,300
                                                               --------    --------    --------

          Net increase in cash and cash equivalents               7,039       2,371       3,099
    Cash and cash equivalents, beginning of year                  5,885       3,514         415
                                                               --------    --------    --------
    Cash and cash equivalents, end of year                     $ 12,924    $  5,885    $  3,514
                                                               ========    ========    ========

20.   Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly balances and results for the years ended December 31, 2005 and 2004 are as follows:

                                                                 2005
                                              ----------------------------------------------
                                                           Three Months Ended
                                              ----------------------------------------------
      (In thousands, except per share data)    Dec. 31    Sept. 30      June 30     March 31
                                              ----------------------------------------------
      Assets                                  $960,906   $ 927,035    $ 917,392    $ 887,312
      Loans                                    668,982     646,448      648,765      647,922
      Investment securities                    161,601     161,389      161,822      159,966
      Deposits                                 698,480     703,183      689,997      662,178
      Shareholders' equity                      83,492      82,268       79,499       76,965

      Net interest income                     $  7,795   $   7,429    $   7,160    $   6,906
      Provision (credit) for loan losses            38         (28)        (156)        (250)
      Other operating income                     2,022       1,790        1,579        1,340
      Other operating expenses                   7,171       6,644        6,489        6,150
      Income taxes                                 801         869          803          791
                                              --------   ---------    ---------    ---------
          Net income                          $  1,807   $   1,734    $   1,603    $   1,555
                                              ========   =========    =========    =========

      Net income per share  - Basic           $    .26   $     .26    $     .24    $     .23
                                              ========   =========    =========    =========
      Net income per share  - Diluted         $    .26   $     .25    $     .23    $     .22
                                              ========   =========    =========    =========

Capital Bank Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                  2004
                                              ---------------------------------------------
                                                          Three Months Ended
                                              ---------------------------------------------
      (In thousands, except per share data)    Dec. 31    Sept. 30     June 30    March 31
                                              ---------------------------------------------
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Bank Corporation

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Bank Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006, expressed an unqualified opinion.


/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of Capital Bank Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Capital Bank Corporation (a North Carolina Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital Bank Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Capital Bank Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Capital Bank Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.


/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Bank Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Corporation at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 10, 2005

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in that they are reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Company's independent registered public accounting firm, Grant Thornton LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in its report, which is included herein in Report of Independent Registered Public Accounting Firm in Item 8 of Part II.

Item 9B. Other Information.

Not Applicable

                                    PART III

This Part incorporates certain information from the definitive proxy statement (the "2006 Proxy Statement") for the Company's 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Company's executive officers is included under the caption "Executive Officers" on page 9 of this report. Information concerning the Company's directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement. Information concerning the audit committee of the Company's Board of Directors is incorporated by reference to the section entitled "Information About Our Board of Directors - Board of Director Committees - Audit Committee" in the 2006 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the date of the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation.

This information is incorporated by reference from the section entitled "Compensation" in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled "Principal Shareholders" and "Compensation - Equity Compensation Plan Information" in the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference from the section entitled "Compensation - Certain Transactions" in the 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference from the section entitled "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm - Audit Firm Fee Summary" in the 2006 Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

      Financial Statements and Information
      ------------------------------------

      Consolidated Balance Sheets as of December 31, 2005 and 2004

      Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

      Notes to Consolidated Financial Statements

      Reports of Independent Registered Public Accounting Firm

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 15th day of March, 2006.

                            CAPITAL BANK CORPORATION

                        By: /s/ B. Grant Yarber
                          -------------------------------------
                          B. Grant Yarber
                          President and Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Grant Yarber, A. Christine Baker, and George C. Nicholson, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 15, 2006.

      Signature                                 Title
      ---------                                 -----

/s/B. Grant Yarber
------------------------    President and Chief Executive Officer and Director
  B. Grant Yarber                    (Principal Executive Officer)

/s/A. Christine Baker
------------------------                Chief Financial Officer
  A. Christine Baker                 (Principal Financial Officer)

/s/George C. Nicholson
------------------------              Chief Accounting Officer
  George C. Nicholson                 (Principal Accounting Officer)

/s/Charles F. Atkins
------------------------                     Director
   Charles F. Atkins

/s/James A. Barnwell, Jr.
------------------------                     Director
   James A. Barnwell, Jr.

/s/William C. Burkhardt
------------------------                     Director
  William C. Burkhardt

/s/Leopold I. Cohen
------------------------                     Director
   Leopold I. Cohen

/s/John. F. Grimes
------------------------                     Director
   John F. Grimes, III

/s/Robert L. Jones
------------------------                     Director
    Robert L. Jones

/s/Oscar A. Keller, III
------------------------          Chairman of the Board of Directors
  Oscar A. Keller, III

/s/Oscar A. Keller, Jr.
------------------------                     Director
  Oscar A. Keller, Jr.

/s/Ernest A. Koury, Jr.
------------------------                     Director
  Ernest A. Koury, Jr.

/s/James G. McClure, Jr.

------------------------                     Director
  James G. McClure, Jr.

/s/James D. Moser, Jr.
------------------------                     Director
  James D. Moser, Jr.

/s/George R. Perkins, III
------------------------                     Director
 George R. Perkins, III

/s/Don W. Perry
------------------------                     Director
     Don W. Perry

/s/Carl H. Ricker
------------------------                     Director
    Carl H. Ricker, Jr.

/s/Richard H. Shirley
------------------------                     Director
    Richard H. Shirley

/s/J. Rex Thomas
------------------------                     Director
    J. Rex Thomas

/s/Samuel J. Wornom, III
-------------------------                    Director
 Samuel J. Wornom, III

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
                Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Capital
2.01            Bank Corporation's Current Report on Form 8-K filed with the Securities and
                Exchange Commission on June 29, 2005)

                List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above
                (incorporated by reference to Exhibit 2.2 to Capital Bank Corporation's Current
2.02            Report on Form 8-K filed with the Securities and Exchange Commission on June
                29, 2005)

                Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the SEC on
3.01            October 19, 1998, as amended on November 10, 1998, December 21, 1998 and
                February 8, 1999)

                Bylaws of the Company, as amended to date (incorporated by reference to Exhibit
3.02            3.02 to the Company's Annual Report on Form 10-K filed with the SEC on March
                29, 2002)

                Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the
4.01            SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999)

                In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, certain instruments
4.02            respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

                Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the
10.01           Company's Annual Report on Form 10-K filed with the SEC on March 28, 2003)
                (management contract or compensatory plan, contract or arrangement)

                Amended and Restated Deferred Compensation Plan for Outside Directors
                (incorporated by reference from Appendix A to the Company's Proxy Statement
10.02           for Annual Meeting held on May 26, 2005) (management contract or compensatory plan, contract or arrangement)

                Capital Bank Defined Benefit Supplemental Executive Retirement Plan
                (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
10.03           Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

                Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with
10.04           the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

                Employment Agreement dated April 21, 2004 between B. Grant Yarber and
                Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the
10.05           Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004)
                (management contract or compensatory plan, contract or arrangement)

                 Employment Agreement dated January 3, 2006 between A. Christine Baker and
                 Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the
10.06            Company's Current Report on Form 8-K filed with the SEC on January 9, 2006)
                 (management contract or compensatory plan, contract or arrangement)

                 Employment Agreement dated April 16, 2004 between Richard W. Edwards and
                 Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the
10.07            Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004)
                 (management contract or compensatory plan, contract or arrangement)

                 Change of Control Agreement dated May 3, 2004 between Karen H. Priester and
10.08            Capital Bank (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q filed with the SEC on August 3, 2004)
                 (management contract or compensatory plan, contract or arrangement)

                 Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the
10.09            Company (incorporated by reference to Exhibit 10.01 to the Company's Annual
                 Report on Form 10-K filed with the SEC on March 27, 2000)

                 Lease Agreement, dated November 1, 2005, by and between Capital Bank
                 Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to
10.10            the Company's Current Report on Form 8-K filed with the SEC on November 28,
                 2005)

                 Agreement, dated November 2001 between Fiserv Solutions, Inc. and the
10.11            Company (incorporated by reference to Exhibit 10.08 to the Company's Annual
                 Report on Form 10-K filed with the SEC on March 29, 2002)

                 Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit
16.1             16.1 to the Company's Current Report on Form 8-K filed with the SEC on April
                 12, 2005)

21               Subsidiaries of the Registrant

23.01            Consent of Independent Registered Public Accounting Firm

23.02            Consent of Independent Registered Public Accounting Firm

                 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-
31.01            14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-
31.02            14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
                 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the
32.01            extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange
                 Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

                 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
32.02            906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]