Form 10-K/A
period 2005-12-31
CAPITAL BANK CORP
filed 2006-03-30
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of March 6, 2006, there were 11,734,786 shares of the registrant's Common Stock, no par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
1. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006	Part III

EXPLANATORY NOTE

On March 16, 2006, Capital Bank Corporation (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K is to replace Exhibit 31.02, which in the Original Form 10-K contained an inadvertent typographical error and an error in formatting. No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 30th day of March, 2006.

CAPITAL BANK CORPORATION

By:	/s/B. Grant Yarber
B. Grant Yarber
President and Chief Executive Officer

EXHIBIT INDEX
Exhibit No.	Description

2.01
Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

2.02
List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to Capital Bank Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

3.01
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999)

3.02	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002)

4.01
Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999)

4.02	In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.01
Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2003) (management contract or compensatory plan, contract or arrangement)

10.02
Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference from Appendix A to the Company's Proxy Statement for Annual Meeting held on May 26, 2005) (management contract or compensatory plan, contract or arrangement)

10.03
Capital Bank Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

10.04
Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

10.05
Employment Agreement dated April 21, 2004 between B. Grant Yarber and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004) (management contract or compensatory plan, contract or arrangement)

10.06
Employment Agreement dated January 3, 2006 between A. Christine Baker and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2006) (management contract or compensatory plan, contract or arrangement)

10.07 10.08
Employment Agreement dated April 16, 2004 between Richard W. Edwards and Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004) (management contract or compensatory plan, contract or arrangement)

Change of Control Agreement dated May 3, 2004 between Karen H. Priester and Capital Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2004) (management contract or compensatory plan, contract or arrangement)

10.09
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.10
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.11
Agreement, dated November 2001 between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002)

16.1	Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2005)

21*	Subsidiaries of the Registrant

23.01* 23.02*	Consent of Independent Registered Public Accounting Firm Consent of Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
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

32.02*
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

* Previously filed