Form 10-Q
period 2006-03-31
CAPITAL BANK CORP
filed 2006-05-10
CIK 1071992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of May 4, 2006 there were 11,623,629 shares outstanding of the registrant's common stock, no par value.

                            Capital Bank Corporation
                                    Form 10-Q
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                       Page No.

       Item 1. Financial Statements

       Condensed consolidated statements of financial condition at March 31, 2006
            (Unaudited) and December 31, 2005                                              1
       Condensed consolidated statements of income for the three months
            ended March 31, 2006 and 2005 (Unaudited)                                      2
       Condensed consolidated statements of changes in shareholders' equity for
            the three months ended March 31, 2006 and 2005 (Unaudited)                     3
       Condensed consolidated statements of cash flows for the three months
            ended March 31, 2006 and 2005 (Unaudited)                                  4 - 5
       Notes to condensed consolidated financial statements                           6 - 11

       Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    12 - 23

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                 23

       Item 4. Controls and Procedures                                                    24

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                          25

       Item 1A.  Risk Factors                                                             25

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                29

       Item 3. Defaults Upon Senior Securities                                            29

       Item 4. Submission of Matters to a Vote of Security Holders                        29

       Item 5. Other Information                                                          29

       Item 6. Exhibits                                                                   29

       Signatures                                                                         31

Item 1      Financial Statements
            --------------------

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2006 and December 31, 2005

                                                               March 31,     December 31,
                                                                  2006           2005
----------------------------------------------------------------------------------------
             (Dollars in thousands, except share data)        (Unaudited)
ASSETS
Cash and due from banks:
     Interest earning                                         $     6,938    $     4,603
     Noninterest earning                                           33,435         30,544
Cash held in escrow                                                    --         33,185
Federal funds sold and short term investments                      19,444          8,757
Investment securities - available for sale, at fair value         168,894        149,266
Investment securities - held to maturity, at amortized cost        12,138         12,334
Loans - net of unearned income and deferred fees                  944,325        668,982
Allowance for loan losses                                         (14,209)        (9,592)
                                                              -----------    -----------
         Net loans                                                930,116        659,390
                                                              -----------    -----------
Premises and equipment, net                                        21,594         14,868
Bank owned life insurance                                          20,088         19,857
Deposit premium and goodwill, net                                  67,149         12,853
Accrued interest receivable and other assets                       28,771         15,249
                                                              -----------    -----------
            Total assets                                      $ 1,308,567    $   960,906
                                                              ===========    ===========

LIABILITIES
Deposits:
     Demand, noninterest bearing                              $   107,425    $    77,847
     Savings and interest bearing demand deposits                 315,933        237,005
     Time deposits                                                548,874        383,628
                                                              -----------    -----------
         Total deposits                                           972,232        698,480
                                                              -----------    -----------
Repurchase agreements and federal funds purchased                  26,305         14,514
Short-term debt                                                        --         30,000
Federal Home Loan Bank advances                                   107,798         93,173
Subordinated debentures                                            30,930         30,930
Accrued interest payable and other liabilities                     13,207         10,317
                                                              -----------    -----------
            Total liabilities                                   1,150,472        877,414
                                                              -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized;
     11,623,629 and 6,852,156 issued and outstanding as of
     March 31, 2006 and December 31, 2005, respectively           143,669         70,985
Retained earnings                                                  16,245         14,179
Accumulated other comprehensive loss                               (1,819)        (1,672)
                                                              -----------    -----------
            Total shareholders' equity                            158,095         83,492
                                                              -----------    -----------
            Total liabilities and shareholders' equity        $ 1,308,567    $   960,906
                                                              ===========    ===========

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2006 and 2005
(Unaudited)                                                                 2006           2005
--------------------------------------------------------------------------------------------------
               (Dollars in thousands, except share and per share data)
Interest income:
      Loans and loan fees                                                $    17,018   $     9,742
      Investment securities                                                    2,110         1,697
      Federal funds and other interest income                                    542            17
                                                                         -----------   -----------
          Total interest income                                               19,670        11,456
                                                                         -----------   -----------
Interest expense:
      Deposits                                                                 6,110         3,182
      Borrowings and repurchase agreements                                     2,170         1,368
                                                                         -----------   -----------
          Total interest expense                                               8,280         4,550
                                                                         -----------   -----------
          Net interest income                                                 11,390         6,906
Provision (credit) for loan losses                                               412          (250)
                                                                         -----------   -----------
          Net interest income after provision (credit) for loan losses        10,978         7,156
                                                                         -----------   -----------
Noninterest income:
      Service charges and other fees                                             965           657
      Mortgage fees and  revenues                                                364           272
      Net gain on sale of securities                                              --             6
      Bank owned life insurance                                                  231           123
      Other noninterest income                                                   455           282
                                                                         -----------   -----------
          Total noninterest income                                             2,015         1,340
                                                                         -----------   -----------
Noninterest expenses:
      Salaries and employee benefits                                           4,542         3,149
      Occupancy                                                                  778           614
      Furniture and equipment                                                    492           367
      Data processing                                                            489           311
      Director fees                                                              376           171
      Advertising                                                                255           216
      Amortization of deposit premium                                            343            54
      Professional fees                                                          212           322
      Telecommunications                                                         176           140
      Other expenses                                                           1,151           806
                                                                         -----------   -----------
          Total noninterest expenses                                           8,814         6,150
                                                                         -----------   -----------
              Income before income tax expense                                 4,179         2,346
Income tax expense                                                             1,416           791
                                                                         -----------   -----------
              Net income                                                 $     2,763   $     1,555
                                                                         ===========   ===========

Earnings per share - basic                                               $      0.24   $      0.23
                                                                         ===========   ===========
Earnings per share - diluted                                             $      0.24   $      0.22
                                                                         ===========   ===========

Weighted average shares
      Basic                                                               11,616,894     6,754,576
                                                                         ===========   ===========
      Fully diluted                                                       11,704,315     6,941,776
                                                                         ===========   ===========

See Notes to Condensed Consolidated Financial Statements

Capital Bank Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
                    (Dollars in thousands, except share data)

                                               Shares of                      Other
                                                Common         Common      Comprehensive    Retained
                                                 Stock         Stock          Income        Earnings        Total
                                              -----------    -----------    -----------    -----------   -----------
Balance at January 1, 2005                      6,612,787    $    68,341    $       305    $     9,092   $    77,738
Repurchase of outstanding common stock            (50,000)          (892)                                       (892)
Issuance of common stock
     for options exercised                          2,255             19                                          19
Net income                                                                                       1,555         1,555
Other comprehensive loss                                                         (1,061)                      (1,061)
                                                                                                         -----------
     Comprehensive income                                                                                        494
                                                                                                         -----------
Dividends ($0.05 per share)                                                                       (394)         (394)
                                              -----------    -----------    -----------    -----------   -----------
Balance at March 31, 2005                       6,565,042    $    67,468    $      (756)   $    10,253   $    76,965
                                              ===========    ===========    ===========    ===========   ===========

Balance at January 1, 2006                      6,852,156    $    70,985    $    (1,672)   $    14,179   $    83,492
Repurchase of outstanding common stock           (116,000)        (1,847)                                     (1,847)
Issuance of common stock for
     acquisition of 1st State Bancorp, Inc.     4,882,630         74,499                                      74,499
Issuance of common stock
     for options exercised                          4,843             32                                          32
Net income                                                                                       2,763         2,763
Other comprehensive loss                                                           (147)                        (147)
                                                                                                         -----------
     Comprehensive income                                                                                      2,616
                                                                                                         -----------
Dividends ($0.06 per share)                                                                       (697)         (697)
                                              -----------    -----------    -----------    -----------   -----------
Balance at March 31, 2006                      11,623,629    $   143,669    $    (1,819)   $    16,245   $   158,095
                                              ===========    ===========    ===========    ===========   ===========

See Notes to Condensed Consolidated Financial Statements


CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)                                                           2006        2005
-----------------------------------------------------------------------------------------
                             (Dollars in thousands)
Cash Flows From Operating Activities:
      Net income                                                   $   2,763    $   1,555
      Adjustments to reconcile net income to net cash
         used in operating activities:
         Amortization of deposit premium                                 343           54
         Depreciation                                                    481          362
         Net gains on sale of securities available for sale               --           (6)
         Change in held for sale loans, net                           (2,458)      (1,550)
         Amortization of premiums on securities, net                      38           76
         Deferred income tax expense                                   1,548          135
         Provision (credit) for loan losses                              412         (250)
         Changes in assets and liabilities:
             Accrued interest receivable and other assets              4,688       (1,243)
             Accrued interest payable and other liabilities             (141)       2,457
         Other operating activities, net                                  --           --
                                                                   ---------    ---------
             Net cash provided by operating activities                 7,674        1,590
                                                                   ---------    ---------
Cash Flows From Investing Activities:
      Loan repayments (originations), net                            (38,375)       8,280
      Additions to premises and equipment                             (1,175)        (445)
      Net (purchase) sales of Federal Home Loan Bank stock               767          (47)
      Purchase of securities available for sale                      (15,489)      (7,491)
      Purchase of securities held to maturity                             --         (973)
      Proceeds from maturities of securities available for sale        2,427        4,637
      Proceeds from sales of securities available for sale           102,396        2,430
      Proceeds from maturities of securities held to maturity            199          261
      Net cash paid in merger transaction                            (37,470)          --
      Proceeds from sales of property and equipment                       12           --
                                                                   ---------    ---------
             Net cash provided by investing activities                13,292        6,652
                                                                   ---------    ---------
Cash Flows From Financing Activities:
      Net increase in deposits                                         1,716        7,202
      Net increase (decrease) in repurchase agreements                11,791       (2,409)
      Net decrease in borrowings                                     (19,519)      (1,456)
      Repayment of short-term debt                                   (30,000)          --
      Distribution of cash held in escrow                             33,185           --
      Dividends paid                                                    (411)        (397)
      Issuance of common stock for options and other plans                32           19
      Repurchase of common stock                                      (1,847)        (892)
      Other financing activities, net                                     --           --
                                                                   ---------    ---------
             Net cash (used in) provided by financing activities      (5,053)       2,067
                                                                   ---------    ---------
Net change in cash and cash equivalents                               15,913       10,309
Cash and cash equivalents at beginning of period                      43,904       23,011
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $  59,817    $  33,320
                                                                   =========    =========

                                                                  (continued on next page)

See Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION

Three Months Ended March 31, 2006 and 2005
(Unaudited)                                            2006       2005
------------------------------------------------------------------------
                                                    (Dollars in thousands)

Supplemental Disclosure of Cash Flow Information
      Transfer of loans and premises and equipment
         to other real estate owned                  $  2,142   $    116
                                                     ========   ========

      Dividends payable                              $    697   $    394
                                                     ========   ========

      Cash paid for:
         Income taxes                                $     --   $    223
                                                     ========   ========

         Interest                                    $  7,992   $  4,414
                                                     ========   ========

      Acquisition of 1st State Bancorp
         Fair value of assets acquired               $429,981   $     --
         Issuance of common stock                    $ 74,499   $     --
         Cash paid                                   $ 46,570   $     --
         Liabilities assumed                         $308,912   $     --

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the "Company") and its wholly owned subsidiary, Capital Bank (the "Bank"). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the "Trusts"). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all of the information and footnotes required by such accounting principles for complete financial statements and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders' equity as previously reported. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB No. 20, Accounting Changes ("APB 20"), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006. The adoption of SFAS 154 had no impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 156") which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt SFAS 156 on January 1, 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company's financial condition or results of operations.

2.       Acquisition of 1st State Bancorp

On January 3, 2006, the Company completed its acquisition of all the outstanding capital stock of 1st State Bancorp, Inc. ("1st State Bancorp"), the holding company for 1st State Bank. ("1st State Bank"). The total purchase price was approximately $121.1 million, including transaction costs of $6.3 million. The Company issued approximately 4.9 million shares of common stock and paid $40.1 million in cash in exchange for 100% of 1st State Bancorp's outstanding common stock and stock options. The transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

An unaudited summary of the preliminary estimated fair values of assets acquired and liabilities assumed is as follows:

               (Dollars in thousands)
Loans receivable, net of allowance for loan losses                  $ 230,600
Investment securities                                                 110,107
Premises and equipment                                                  7,925
Deposit premium                                                         5,331
Goodwill                                                               49,308
Other assets                                                           26,710
Deposits                                                             (272,037)
Borrowings                                                            (34,144)
Other liabilities                                                      (2,731)
                                                                    ---------
    Investment in subsidiary, net of dividends to shareholders
    and capitalized acquisition costs                               $ 121,069
                                                                    =========

3.       Comprehensive Income

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's comprehensive income for the three month periods ended March 31, 2006 and 2005 are as shown in the Company's Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2006 and 2005 (unaudited). The Company's only components of other comprehensive income relate to unrealized gains and losses on securities available for sale, net of the applicable income tax effect and are as follows:

                                                       As of March 31,
                                                       2006       2005
                                                     ------------------
(Dollars in thousands)                                   (Unaudited)
Unrealized losses on securities available for sale   $  (239)   $(1,721)

Reclassification of gains recognized in net income        --         (6)

Income tax benefit                                        92        666
                                                     -------    -------
Other comprehensive loss                             $  (147)   $(1,061)
                                                     =======    =======

4.       Earnings Per Share

The Company is required to report both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2006 and 2005:


                                                                     As of March 31,
                                                                    2006          2005
                                                                -----------   -----------
(Dollars in thousands)                                                 (Unaudited)
      Income available to shareholders - basic and diluted      $     2,763   $     1,555
                                                                ===========   ===========
Shares used in the computation of earnings per share:
      Weighted average number of shares outstanding - basic      11,616,894     6,754,576
      Incremental shares from assumed exercise of stock
          options                                                    87,421       187,200
                                                                -----------   -----------
      Weighted average number of shares outstanding - diluted    11,704,315     6,941,776
                                                                ===========   ===========

Options to purchase approximately 374,000 shares of common stock were used in the diluted calculation. An aggregate of 117,000 options were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

5.        Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments ("SFAS 123R"), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Beginning January 1, 2006, the Company will recognize the cost of all new employee share-based awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The Company previously accounted for stock options using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and SFAS 123. Under the SFAS 123, the Company was required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted.

On December 29, 2005, the Compensation/Human Resources Committee of the Board of Directors of the Company approved the acceleration of vesting of all then outstanding unvested stock options awarded under the Company's Equity Incentive Plan. As a result, options to purchase 67,200 shares of the Company's common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005. As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under SFAS 123R over the next five years was eliminated. Accordingly, the adoption of SFAS 123R did not have a material impact on the Company's operating results or financial condition.

The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company's common stock to officers and directors. At March 31, 2006, options for 186,709 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options which were assumed under various plans from previously acquired financial institutions, of which approximately 218,000 remain outstanding. Grants of options are made by the Board of Directors or its Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions. There were no new stock option grants in the quarter ended March 31, 2006 and all options outstanding as of March 31, 2006 were fully vested.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Non-Employee Directors ("Deferred Compensation Plan"). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors' fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of their total director's fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of common stock of the Company or cash (at the Company's option) after the participant ceases to serve as a director for any reason. The Deferred Compensation Plan is classified as a liability-based plan under SFAS 123R.

The following is a summary of stock option information and the weighted average exercise price ("WAEP") for the quarter ended March 31, 2006:

                                         Shares       WAEP
                                        --------    --------

Outstanding at January 1, 2006           495,822    $  11.25
Granted                                       --          --
Exercised                                 (4,843)       6.92
Terminated                                    --          --
                                        --------    --------
Outstanding at March 31, 2006            490,979    $  11.70
                                        ========    ========

Options exercisable at March 31, 2006    490,979    $  11.70
                                        ========    ========

The following table summarizes information about the Company's stock options at March 31, 2006:


                              Number            Contractual            Number
   Exercise Price          Outstanding         Life in Years        Exercisable
---------------------   -------------------  -------------------  -----------------
   $6.62 - $9.00                   167,925          4.00                   167,925
   $9.01 - $12.00                  105,201          5.31                   105,201
  $12.01 - $15.00                   74,692          2.32                    74,692
  $15.01 - $18.00                   82,911          7.29                    82,911
  $18.01 - $18.37                   60,250          8.99                    60,250
                        -------------------  -------------------  -----------------
                                   490,979          5.18                   490,979
                        ===================  ===================  =================

The fair values of the options granted prior to January 1, 2006 had been estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company's common stock for a period approximating the expected life, the expected dividend yield was based on the Company's historical annual dividend payout, and the risk-free rate was based on the implied yield available on US Treasury issues. The following weighted-average assumptions were used in the determining fair value for options granted in the quarter ended March 31, 2006 and 2005:

                                                     2006          2005
                                                  --------------------------

Dividend yield                                        --           1.21%
Expected volatility                                   --           27.7%
Risk-free interest rate                               --           4.02%
Expected life                                         --          7 years

6.       Investment Securities

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:


(Dollars in thousands)                             Less Than 12 Months         12 Months or Greater             Total
                                                ---------------------------------------------------------------------------------
                                                               Unrealized                 Unrealized                  Unrealized
Description of Security                         Fair Value       Losses      Fair Value     Losses       Fair Value     Losses
---------------------------------------------------------------------------------------------------------------------------------
Available for sale
Direct obligations of U.S.
     government agencies                        $    23,003   $       126   $    34,558   $     1,075   $    57,561   $     1,201
Municipal bonds                                       4,686            18         3,925           126         8,611           144
Mortgage-backed securities                           24,380           481        39,552         1,573        63,932         2,054
                                                ---------------------------------------------------------------------------------
                                                     52,069           625        78,035         2,774       130,104         3,399
                                                ---------------------------------------------------------------------------------
Held to maturity
Direct obligations of U.S.
     government agencies                                594             3         3,888           108   $     4,482   $       111
Municipal bonds                                          --            --           290            10           290            10
Mortgage-backed securities                            2,239            58         4,780           168         7,019           226
                                                ---------------------------------------------------------------------------------
                                                      2,833            61         8,958           286        11,791           347
                                                ---------------------------------------------------------------------------------
Total at March 31, 2006                         $    54,902   $       686   $    86,993   $     3,060   $   141,895   $     3,746
                                                =================================================================================

The unrealized losses on the Company's investments in direct obligations of U.S. government agencies and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

7.       Loans

The composition of the loan portfolio by loan classification at March 31, 2006 and December 31, 2005 is as follows:

                                  March 31,    December 31,
(Dollars in thousands)              2006           2005
                                ------------   ------------

Commercial                      $    756,494   $    555,198
Consumer                              32,878         26,222
Home equity lines                     98,905         65,566
Residential mortgages                 55,953         21,863
                                ------------   ------------
                                     944,230        668,849
Plus deferred loan costs, net             95            133
                                ------------   ------------
                                $    944,325   $    668,982
                                ============   ============

Loans held for sale as of March 31, 2006 and December 31, 2005 were $6.6 million and $4.2 million, respectively, and were included in the residential mortgage category.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion presents an overview of the unaudited financial statements for the three month period ended March 31, 2006 and 2005 for Capital Bank Corporation (the "Company") and it's wholly owned subsidiary, Capital Bank (the "Bank"). This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I,
Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Part II, Item 1A of this report, and the Company's periodic reports and other filings with the Securities and Exchange Commission (the "SEC").

Overview

The Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank's business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank's profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by its provision for loan losses, other operating income, and other operating expenses. Other income primarily consists of miscellaneous service charges and ATM fees, fees generated from originating mortgage loans that are sold and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees, telecommunication and other expenses.

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

Executive Summary

As discussed in more detail below, the following is a brief summary of certain of our significant results for the quarter ended March 31, 2006:

   o The Company reported net income for the quarter ended March 31, 2006 of $2.8 million compared to $1.6 million for the quarter ended March 31, 2005. Fully diluted earnings per share were $0.24 and $0.22 for the quarter ended March 31, 2006 and 2005, respectively. The increase in net income was primarily due to the effects of the 1st State Bancorp merger transaction and a 53 basis point increase in the net interest margin for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

   o The provision for loan losses for the quarter ended March 31, 2006 was $412,000 compared to a credit in the quarter ended March 31, 2005 of $250,000. The increase in the provision for loan losses is primarily due to an increase in the specific allocation for one loan relationship and the estimated inherent losses associated with the net growth in the loan portfolio during the quarter ended March 31, 2006. Net charge-offs for the quarter ended March 31, 2006 were $3.4 million, or 1.45% of average loans, compared to $99,000, or 0.06% of average loans for the quarter ended March 31, 2005. Charge-offs for the quarter ended March 31, 2006 includes $3.2 million related to one loan relationship that had been fully reserved by 1st State Bank as of December 31, 2005 and had no impact on the Bank's loan loss provision for the quarter ended March 31, 2006

   o Net interest income for the quarter ended March 31, 2006 rose to record levels as the net interest margin widened to 4.06%, a 33 basis point increase over the fourth quarter of 2005 and an increase of 53 basis points over the net interest margin for the quarter ended March 31, 2005. Net interest income rose to $11.4 million for the quarter ended March 31, 2006, a 65% increase over the $6.9 million reported in the quarter ended March 31, 2005, primarily due to the infusion of 1st State Bancorp's interest-earning assets, organic loan portfolio growth in the quarter and the continued increase in short term rates by the Federal Reserve.

   o Non-interest income for the quarter ended March 31, 2006 increased $675,000 to $2.0 million compared to the quarter ended March 31, 2005. This increase is primarily due to higher service charges and other fees as a result of a higher volume of transaction accounts, which were acquired in the 1st State Bancorp merger transaction.

   o Non-interest expenses were $8.8 million for the quarter ended March 31, 2006 compared to $6.2 million for the quarter ended March 31, 2005. The increase is primarily due to higher salaries and employee benefits, which increased by $1.4 million in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in salaries and employee benefits was primarily due to an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp merger transaction as well as higher costs associated with the Company's growth.

Financial Condition

Total consolidated assets of the Company at March 31, 2006 were $1,308.6 million compared to $960.9 million at December 31, 2005, an increase of $347.7 million, or approximately 36%. The increase in total consolidated assets for the quarter ended March 31, 2006 is primarily due to a $271 million increase in Capital Bank's loan portfolio, net of the allowance for loan losses, from December 31, 2005, which includes $230 million of net loans acquired in the 1st State Bancorp merger transaction. Total deposits as of March 31, 2006 were $972 million, which represents growth of $274 million from December 31, 2005 and includes $271 million of total deposits acquired in the 1st State Bancorp merger transaction.

Total earning assets were $1,151.7 million at March 31, 2006 compared to $843.9 million at December 31, 2005. Earning assets represented 88.0% and 87.8% of total assets as of March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, investment securities were $181.0 million, which includes $7.8 million of investment securities acquired in the 1st State Bancorp merger transaction, compared to $161.6 million at December 31, 2005. The Company sold approximately $102.3 million of investment securities acquired in the 1st State Bancorp merger transaction during January 2006, with proceeds principally being used to repay the $30 million of short-term debt that was outstanding as of December 31, 2005 (used to fund the majority of the cash portion of the 1st State Bancorp merger consideration), fund new loan growth and purchase new investment securities. Interest-earning cash, federal funds sold and short term investments were $26.4 million at March 31, 2006, an increase of $13.0 million from December 31, 2005. The Company has increased its holdings of short-term investment assets to maintain liquidity for loan fundings and future commitments. As of December 31, 2005, the Company had $33.1 million of cash held in escrow, which represented funds the Company was required to deposit with its transfer agent for payment to 1st State Bancorp shareholders as cash consideration in connection with the 1st State Bancorp merger transaction. Earning assets exclude bank owned life insurance, which increased from $19.9 million at December 31, 2005 to $20.1 million at March 31, 2006 due to the increase in cash surrender values.

The allowance for loan losses as of March 31, 2006 was $14.2 million and represented approximately 1.50% of total loans at March 31, 2006. The allowance for loan losses increased $4.6 million from the December 31, 2005 balance of $9.6 million. The increase is primarily due to the addition of 1st State Bank's allowance for loan losses, which was $7.6 million as of the January 3, 2006 acquisition date, offset by net charge-offs of $3.4 million, including $3.2 million related to one 1st State Bank loan relationship that had been fully reserved for prior to the closing date of the transaction. Management believes that the amount of the allowance is adequate to absorb the estimated probable losses inherent in the current loan portfolio. See "Asset Quality" for further discussion of the allowance for loan losses.

Total deposits as of March 31, 2006 were $972.2 million, an increase of $273.8 million, or 39.2%, from December 31, 2005. The increase was primarily the result of $271 million of deposits acquired in the 1st State Bancorp merger transaction. At March 31, 2006, the Company experienced an increase of $137.8 million, or 39.8%, in certificates of deposit ("CDs") compared to December 31, 2005, which includes $139.8 million of CDs acquired in the 1st State Bancorp merger transaction. Absent the CDs acquired in the 1st State Bancorp merger transaction, CDs would have decreased slightly between December 31, 2005 and March 31, 2006 as a result of CD maturities exceeding new CD sales and renewals. Total time deposits represented 56.5% of total deposits at March 31, 2006 compared to 54.9% at December 31, 2005.

Noninterest bearing demand deposit accounts ("DDA") were $107.4 million at March 31, 2006, an increase of $29.6 million, or 38%, from December 31, 2005, which includes $19.8 million of noninterest bearing deposits acquired in the 1st State Bancorp merger transaction. The average balance of noninterest DDA accounts was $100.0 million during the quarter ended March 31, 2006 compared to $62.0 million during the quarter ended March 31, 2005.

Total consolidated shareholders' equity was $158.1 million as of March 31, 2006, an increase of $74.6 million from December 31, 2005. The Company issued 4.9 million shares of common stock valued at $74.5 million in connection with the 1st State Bancorp merger transaction. Retained earnings increased by $2.1 million reflecting $2.8 million of net income for the quarter ended March 31, 2006 less $697,000 of dividends paid during the quarter. See Item 1. Financial Statements - Consolidated Statements of Changes in Shareholders' Equity for additional information.

Results of Operations

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005
---------------------------------------------------------------------

For the quarter ended March 31, 2006, the Company reported net income of $2.8 million, or $0.24 per diluted share, compared to net income of $1.6 million, or $0.22 per diluted share, for the quarter ended March 31, 2005. Net income increased by $1.2 million primarily due to higher loan and deposit balances on which net interest income and noninterest income are generated. The increased balances were primarily the result of the 1st State Bancorp merger transaction. The Company's net interest margin also widened in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 as a result of the increasing interest rate environment.

Net interest income increased $4.5 million, or approximately 64.9%, from $6.9 million for the quarter ended March 31, 2005, to $11.4 million for the three month period ended March 31, 2006. Average earning assets increased $345.3 million to $1,158.3 million for the quarter ended March 31, 2006 from $813.0 million for the quarter ended March 31, 2005. Average interest bearing liabilities increased $299.4 million to $1,027.9 million for the quarter ended March 31, 2006 from $728.5 for the quarter ended March 31, 2005. The net interest margin on a fully taxable equivalent basis increased 53 basis points to 4.06% for the quarter ended March 31, 2006 from 3.53% for the quarter ended March 31, 2005. The earned yield on average interest earnings assets was 6.95% and 5.80% for the quarter ended March 31, 2006 and 2005, respectively, while the interest rate on average interest bearing liabilities for those periods was 3.26% and 2.53%, respectively. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee ("FOMC"). The Company's balance sheet remains asset-sensitive and, as a result, its interest earning assets re-price faster than its interest bearing liabilities. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC. Further increases by the FOMC will affect the level of the Company's prime rate and likely continue to increase the effective cost of interest-bearing liabilities.

The following table shows the Company's effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

      Average Balances, Interest Earned or Paid, and Interest Yields/Rates
                      Quarter Ended March 31, 2006 and 2005
              (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                                 2006                                      2005
                                              ------------------------------------------------------------------------------------
                                                Average        Amount        Average        Average        Amount       Average
                                                Balance        Earned          Rate         Balance        Earned        Rate
                                              ------------------------------------------------------------------------------------
Assets
Loans receivable: (2)
  Commercial                                  $   738,162    $    13,677          7.51%   $   533,246    $     7,927          6.03%
  Consumer                                         31,570            640          8.23%        31,823            567          7.23%
  Home equity                                     100,319          1,822          7.37%        61,913            874          5.73%
  Residential mortgages (3)                        53,899            878          6.61%        25,447            374          5.96%
                                              ------------------------------------------------------------------------------------
Total loans                                       923,950         17,018          7.47%       652,429          9,742          6.06%
Investment securities (4)                         194,535          2,303          4.80%       157,963          1,861          4.78%
Federal funds sold and other
    interest on short term investments             39,839            542          5.52%         2,571             17          2.68%
                                              ------------------------------------------------------------------------------------
Total interest earning assets                   1,158,324    $    19,863          6.95%       812,963    $    11,620          5.80%
                                                             =========================                   =========================
Cash and due from banks                            31,374                                      22,466
Other assets                                      138,602                                      55,346
Allowance for loan losses                         (17,155)                                    (10,863)
                                              -----------                                 -----------
Total assets                                  $ 1,311,145                                 $   879,912
                                              ===========                                 ===========

Liabilities and Equity
Savings deposits                              $    43,815    $        60          0.56%   $    15,751    $        10          0.26%
Interest-bearing demand deposits                  265,685          1,549          2.36%       174,133            638          1.49%
Time deposits                                     548,217          4,501          3.33%       395,926          2,534          2.60%
                                              ------------------------------------------------------------------------------------
Total interest bearing deposits                   857,717          6,110          2.89%       585,810          3,182          2.20%
Borrowed funds                                    114,362          1,326          4.70%       106,541          1,019          3.88%
Subordinated debt                                  32,574            597          7.43%        20,620            276          5.43%
Repurchase agreements                              24,852            247          4.03%        15,480             73          1.91%
                                                             -------------------------                   -------------------------
  Total interest-bearing liabilities            1,029,505    $     8,280          3.26%       728,451    $     4,550          2.53%
                                                             =========================                   =========================
Non-interest bearing deposits                      99,976                                      61,977
Other liabilities                                  21,823                                      11,008
                                              -----------                                 -----------
Total liabilities                               1,151,304                                     801,436
Shareholders' equity                              159,841                                      78,476
                                              -----------                                 -----------
 Total liabilities and shareholders' equity   $ 1,311,145                                 $   879,912
                                              ===========                                 ===========

Net interest spread (5)                                                           3.69%                                       3.26%

Tax equivalent adjustment                                    $       193                                 $       164

Net interest income and net
  interest margin (6)                                        $    11,583          4.06%                  $     7,070          3.53%


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

Interest income on loans increased from $9.7 million for the quarter ended March 31, 2005 to $17.0 million for the quarter ended March 31, 2006. The increase is primarily due to higher average loan balances, which increased by $271.5 million primarily due to loan balances acquired in the 1st State Bancorp merger transaction, and increased loan yields. Yields on commercial, consumer, and home equity increased 148 basis points, 100 basis points and 164 basis points, respectively, in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Higher yields in 2006 reflect the increase in the prime rate charged by the Bank between those two periods. Variable rate loans made up approximately 69.6% of the total loan portfolio at March 31, 2006 compared to 69.3% at March 31, 2005.

Interest income on investment securities increased from $1.7 million for the quarter ended March 31, 2005 to $2.1 million for the quarter ended March 31, 2006. The increase is primarily due to an increase in average balances outstanding between the periods, which increased by $36.6 million. The yield on investment securities on a tax-equivalent basis increased from 4.78% in the quarter ended March 31, 2005 to 4.80% in the quarter ended March 31, 2006. The slight increase is due to higher yields on new investment securities purchases offset by the overall lower yield on the acquired 1st State Bank's investment security portfolio. The Company sold $102.3 million of 1st State Bank's investment security portfolio after the completion of the merger. Proceeds were principally used to repay the $30 million of short-term debt that was outstanding at December 31, 2005 (used to fund the majority of the cash portion of the1st State Bancorp merger consideration), fund loan commitments and purchase new investment securities.

Interest expense on deposits increased from $3.2 million for the quarter ended March 31, 2005 to $6.1 million for the quarter ended March 31, 2006. The increase is primarily due an increase in the average balance of interest bearing deposits outstanding, which increased $271.9 million primarily due to deposit balances acquired in the 1st State Bancorp merger transaction, and higher deposit rates. The average rate paid on time deposits increased from 2.60% for the quarter ended March 31, 2005 to 3.33% for the quarter ended March 31, 2006, a 73 basis point rise, as new certificates were opened at higher rates due to the rising interest rate environment. Rates on shorter maturity CDs have increased significantly with the FOMC interest rate increases and management anticipates the Bank's CD funding costs will increase on a quarterly basis going forward for the remainder of 2006.

Interest expense on borrowings increased from $1.4 million for the quarter ended March 31, 2005 to $2.2 million for the quarter ended March 31, 2006. The increase is primarily due to higher outstanding borrowing and subordinated debt balances and an increase in interest rates. The rate on borrowings and subordinated debentures for the quarter ended March 31, 2006 increased to 4.70% and 7.43%, respectively, from 3.88% and 5.43%, respectively, for the quarter ended March 31, 2005. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. In the first quarter of 2005, the net effect of the swaps was a reduction of interest expense, however, as a result of the significant increase in short-term interest rates, the net effect of the swaps was an increase in interest expense for the first quarter of 2006. As short-term interest rates have increased following the FOMC rate increases, the overall effective rate on both borrowings and subordinated debt has increased.

For the quarter ended March 31, 2006, the provision for loan losses was $412,000 compared to a credit of $250,000 for the quarter ended March 31, 2005, an increase of $662,000. The increase in the provision for loan losses was primarily due to an increase in the specific allocation for one loan relationship and the estimated inherent losses associated with the net growth in the loan portfolio during the quarter ended March 31, 2006 and other factors as discussed more fully below under "Asset Quality". Net charge-offs for the quarter ended March 31, 2006 were $3.4 million, or 1.45% of average loans, compared to $99,000, or 0.06% of average loans for the quarter ended March 31, 2005. Charge-offs for the quarter ended March 31, 2006 includes $3.2 million related to one loan relationship that had been fully reserved by 1st State Bank as of December 31, 2005 and had no impact on the Bank's loan loss provision for the quarter ended March 31, 2006.

Noninterest income for the quarter ended March 31, 2006 was $2.0 million compared to $1.3 million for the quarter ended March 31, 2005, an increase of $0.7 million. This increase was primarily due to higher service charges and other fees, which increased by $308,000, as a result of a higher volume of transaction accounts, which were acquired in the 1st State Bancorp merger transaction. Income on bank owned life insurance increased $108,000 primarily due to additional insurance purchased in the second quarter of 2005.

Noninterest expenses for the quarter ended March 31, 2006 were $8.8 million compared to $6.2 million for the quarter ended March 31, 2005. Salaries and employee benefits, representing the largest noninterest expense category, increased to $4.5 million for the quarter ended March 31, 2006, from $3.1 million for the quarter ended March 31, 2005. The increase was primarily due to an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp merger transaction and the Company's overall period-over-period growth. As of March 31, 2006, the Company had 328 full-time equivalent employees compared to 241 for the same date in 2005 and 256 at December 31, 2005.

Occupancy costs, the second largest component of noninterest expenses, increased $164,000 to $778,000 for the quarter ended March 31, 2006 from $614,000 for the same period in 2005. The increase is primarily due to expenses associated with branches acquired in the 1st State Bancorp merger transaction. Furniture and equipment expenses for the quarter ended March 31, 2006 increased $125,000 from the same period in 2005 primarily due to higher equipment repair and maintenance costs associated with the increase in branch locations. Data processing expenses for the quarter ended March 31, 2006 increased $178,000 from the same period in 2005 primarily due to higher fees from third-party providers prior to the start-up of the Company's operations center. The Company completed the consolidation of its state-wide operations during the first quarter of 2006 and now processes data and banking items in-house. The Company anticipates data processing costs will decrease in future periods as a result of consolidating the transaction processing at its operations center in Burlington, North Carolina. Director fees for the quarter ended March 31, 2006 increased $205,000 from the same period in 2005 primarily due to higher expense accruals associated with the directors supplemental retirement plan and the directors deferred compensation plan as a result of the adoption of SFAS 123R. Deposit premium amortization for the quarter ended March 31, 2006 increased $289,000 from the same period in 2005 primarily as a result of the deposit premium intangible associated with the 1st State Bancorp merger transaction, which was valued at $5.3 million as of the closing date and is being amortized over eight years Other expenses for the quarter ended March 31, 2006 increased $345,000 from the same period in 2005 primarily due to higher postage, printing and travel expenses associated with the 1st State Bancorp merger transaction.

The Company's effective tax rate for the first quarter of 2006 was 33.9% compared to 33.7% for the comparable period of 2005. Income tax expense for the quarter ended March 31, 2006 and 2005 was $1.4 million and $0.8 million respectively. The Company forecasts its taxable and non-taxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period.

Asset Quality

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer performs an annual review of all unsecured loans over a predetermined loan amount, a sampling of loans within a lender's authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and Audit Committee. On an as needed basis, the Bank will hire an outside third party firm to review the Bank's loan portfolio to ensure quality standards and reasonableness of risk assessment.

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

Beginning in the second quarter of 2005, the Company began estimating a specific allowance for loan losses associated with certain commercial loans greater than $750,000. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $14.2 million allowance for loan losses as of March 31, 2006, $3.1 million has been allocated to specific loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $412,000 for the quarter ended March 31, 2006, compared to a credit of $250,000 for the quarter ended March 31, 2005. The Company added 1st State Bank's allowance for loan losses, which was $7.6 million as of December 31, 2005, to the Company's allowance for loan losses. The Company continued to experience an overall improvement in the risk ratings of the loan portfolio during the quarter ended March 31, 2006, however past due loans as a percentage of the loan portfolio increased from 1.07% at December 31, 2005 to 1.26% at March 31, 2006. Past dues greater than 90 days as a percentage of total loans decreased from 0.66% at December 31, 2005 to 0.46% at March 31, 2006. The following table presents an analysis of changes in the allowance for loan losses for the three month periods ended March 31, 2006 and 2005, respectively:

                                                             Three Months
                                                            Ended March 31,
                                                          2006        2005
                                                        --------    --------
(Dollars in thousands)
Allowance for loan losses, beginning of period          $  9,592    $ 10,721
  1st State Bank loan loss allowance acquired              7,637          --
Net charge-offs:
      Loans charged off:
      Commercial                                           3,316          96
      Consumer                                               106         159
      Home equity lines                                       --          --
      Mortgage                                                31          51
                                                        --------    --------
           Total charge-offs                               3,453         306
                                                        --------    --------
      Recoveries of loans previously charged off:
      Commercial                                               8         201
      Consumer                                                 4           6
      Home equity lines                                        4          --
      Mortgage                                                 5          --
                                                        --------    --------
           Total recoveries                                   21         207
                                                        --------    --------
           Total net charge-offs                           3,432          99
                                                        --------    --------
      Loss provisions (credits) charged to operations        412        (250)
                                                        --------    --------
Allowance for loan losses, end of period                $ 14,209    $ 10,372
                                                        ========    ========

Net charge-offs to average loans during the
period (annualized)                                         1.49%       0.06%
Allowance as a percent of gross loans                       1.50%       1.60%

Net charge-offs for the quarter ended March 31, 2006 includes $3.2 million related to one 1st State Bank loan relationship that was fully reserved by 1st State Bank as of December 31, 2005. Excluding this transaction, charge-offs declined, which reflects the resources management has allocated to improving the overall credit quality of the loan portfolio.

The following table presents an analysis of nonperforming assets as of March 31, 2006 and 2005 and December 31, 2005:

                                                   March 31,      December 31,
                                               2006        2005       2005
                                              -------    -------    -------
(Dollars in thousands)
Nonaccrual loans:
      Commercial and commercial real estate   $ 5,149    $ 5,797    $ 5,040
      Mortgage                                  1,588      1,880      1,628
      Construction                                807      2,374        737
      Equity lines                                398        323        497
      Comsumer                                    100        195        176
                                              -------    -------    -------
           Total nonaccrual loans               8,042     10,569      8,078
      Foreclosed property held                    888        431        771
                                              -------    -------    -------
           Total nonperforming assets         $ 8,930    $11,000    $ 8,849
                                              =======    =======    =======

Nonperforming assets to total loans              0.95%      1.63%      1.32%
Nonperforming assets to total assets             0.68%      1.24%      0.92%
Allowance coverage of nonperforming loans         177%        98%       119%

At March 31, 2006, nonperforming assets were $8.9 million, an increase of $0.1 million from December 31, 2005. The majority of the Company's nonperforming loans are secured by real estate and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans existing at March 31, 2006.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no impaired loans at March 31, 2006 and December 31, 2005.

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

Foreclosed property increased to $888,000 at March 31, 2006 from $771,000 at December 31, 2005. The increase is largely attributable to the foreclosure of certain nonaccrual loans during the quarter. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or fair value. Foreclosed property excludes $1.8 million related to four branch locations that are held for sale and are reported as other real estate owned pursuant to bank regulations and are also recorded at the lower of cost or fair value.

Liquidity and Capital Resources

The Company's liquidity management involves planning to meet the Company's anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company's senior management and the Asset/Liability Management Committee of the Company's Board of Directors. The Company had $59.8 million in its most liquid assets, cash and cash equivalents, as of March 31, 2006. The Company's principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, which totaled $ 948.6 million and $652.1 million at March 31, 2006 and December 31, 2005, respectively, funded 72.2% of total assets at March 31, 2006 compared to 67.7% at December 31, 2005. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

On February 27, 2006, the Company announced the Company's Board of Directors had authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company's common stock. Management plans to utilize share repurchases to manage capital levels of the Company. The Company plans to effect the repurchase program through open-market purchases. During the first quarter of 2006, the Company repurchased 116,000 shares at a weighted average price of $15.92 per share.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company's actual capital amounts and ratios as of March 31, 2006 and the minimum requirements are presented in the following table:


                                                                                     Minimum
                                                                               Requirements To Be
                                                       Actual                  Well Capitalized
                                            -----------------------------  ----------------------------
(Dollars in thousands)                         Amount          Ratio          Amount         Ratio
                                            -------------  --------------  -------------  -------------
        Capital Bank Corporation
        ------------------------
Total Capital (to Risk Weighted Assets)        $ 131,036          11.42%      $ 114,713         10.00%
Tier I Capital (to Risk Weighted Assets)         115,602          10.08%         68,829          6.00%
Tier I Capital (to Average Assets)               115,602           9.34%         61,898          5.00%

            Capital Bank
            ------------
Total Capital (to Risk Weighted Assets)        $ 127,832          11.15%      $ 114,638         10.00%
Tier I Capital (to Risk Weighted Assets)         113,500           9.90%         68,783          6.00%
Tier I Capital (to Average Assets)               113,500           9.68%         58,645          5.00%


Consolidated capital ratios decreased from December 31, 2005 due to the increase in risk-weighted and total assets associated with the Company's acquisition of 1st State Bancorp exceeding the tangible capital acquired. Total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2005 were 13.71%, 11.73% and 10.64%, respectively.

Shareholders' equity was $158.1 million, or $13.60 per share, at March 31, 2006. Management believes this level of shareholders' equity provides adequate capital to support the Company's growth and to maintain a well capitalized position.

Item 3   Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company's asset/liability management policies, the Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the policies.

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company's performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company's performance under different interest rate scenarios (flat, rising and declining). The following tables illustrate the output from the Company's simulation model based on the balance sheets as of March 31, 2006 and December 31, 2005. The tables reflect rate-sensitive positions at March 31, 2006 and December 31, 2005, and are not necessarily indicative of positions on other dates. The projected results as of March 31, 2006 include the impact of the 1st State Bancorp merger transaction, which was completed on January 3, 2006.

The following table illustrates the Company's interest rate sensitivity as of March 31, 2006 and December 31, 2005. The carrying amounts of interest rate sensitive assets and liabilities are presented in periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability amounts were based on estimated cash flows rather than contractual cash flows. The Company continues to be "asset sensitive" at March 31, 2006 as its assets reprice faster than its liabilities.

                                               Within One     One to Two     Two to Five   After Five
Interest Rate Sensitivity                         Year           Years          Years         Years        Total
-------------------------                         ----           -----          -----         -----        -----
(Dollars in thousands)
As of March 31, 2006
  Total assets                                  $ 845,796      $  92,466      $ 161,215     $ 209,090   $1,308,567
  Total liabilities and equity                  $ 654,266      $ 217,885      $ 198,395     $ 238,021   $1,308,567
                                                ---------      ---------      ---------     ---------   ----------
   Interest-rate sensitivity gap                $ 191,530     ($ 125,419)    ($  37,180)   ($  28,931)  $       --
  Cumulative interest-rate sensitivity gap      $ 191,530      $  66,111       $ 28,931     $      --


                                               Within One     One to Two     Two to Five   After Five
                                                  Year           Years          Years        Years         Total
                                                  ----           -----          -----         -----        -----
As of December 31, 2005
  Total assets                                  $ 569,081      $  60,830       $182,755     $ 148,240     $960,906
  Total liabilities and equity                  $ 387,158      $ 250,575       $115,821     $ 207,352     $960,906
                                                ---------      ---------       --------     ---------     --------
   Interest-rate sensitivity gap                $ 181,923     ($ 189,745)      $ 66,934    ($ 59,112)     $     --
  Cumulative interest-rate sensitivity gap      $ 181,923     ($   7,822)      $ 59,112     $     --

As of March 31, 2006 and December 31, 2005, under the flat rate scenario, the Company was projected to earn $50.4 million and $34.9 million, respectively. The table below measures the impact on net interest income of both a gradual and immediate 200 basis point change in interest rates over the twelve months following the interest rate change. Actual results could differ from these estimates.

                                     Change in 12 month Projected Net Interest Income Versus
                                       Projected Net Interest Income Under No Rate Change
                                       --------------------------------------------------
                                     March 31, 2006                        December 31, 2005
                                     --------------                        -----------------
(Dollars in millions)     Dollar Change    Percentage Change     Dollar Change    Percentage Change
                          -------------    -----------------     -------------    -----------------
Basis Point Change
+200 gradual                     $ 4.8                  9.5%            $ 2.9                   8.3%
+200 immediate                   $ 8.4                 16.6%            $ 5.2                  14.9%
No rate change                      --                   --                --                    --
-200 gradual                    ($2.5)                (5.0%)           ($1.7)                 (4.9%)
-200 immediate                  ($5.2)               (10.3%)           ($3.3)                 (9.5%)

The table does not reflect the impact of hedging strategies discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

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

Changes in Internal Control over Financial Reporting

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

Item 1A  Risk Factors
         ------------
You should consider the following material risk factors carefully before deciding to invest in Capital Bank Corporation securities. Additional risks and uncertainties not presently known to us, that we may currently deem to be immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impact our business operations. If any of the events described below occur, the Company's business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company's common stock may decline, in which case the value of your investment may decline as well.

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

Compliance  with  Changing   Regulation  of  Corporate   Governance  and  Public
Disclosure May Result in Additional Risks and Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of our internal control over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued
commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation/Human Resources committees, our chief executive officer, our chief financial officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

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

Item 2   Unregistered Sale of Equity Securities and Use of Proceeds
         ----------------------------------------------------------

The following table lists all repurchases (both open market and private transactions) during the quarter ended March 31, 2006 of any the Company's securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company:

                                 Issuer Purchase of Equity Securities
                                 ------------------------------------

                                                               Total Number
                                                                of Shares        Maximum Number
                                                               Purchased as      of Shares That
                                                             Part of Publicly      May Yet Be
                              Total Number    Average Price      Announced       Purchased Under
                               of Shares        Paid per          Plans or           Plans or
Month of                       Purchased          Share         Programs (1)         Programs
---------------------------  -------------------------------------------------------------------
January 2006                             --      $    --                 --         1,000,000
February 2006                            --           --                 --         1,000,000
March 2006                          116,000        15.92            116,000           884,000
                             ----------------------------------------------
                                    116,000      $ 15.92            116,000
                             ==============                  ==============


(1) On February 27, 2006, the Company announced that on February 23, 2006 the Company's Board of Directors had authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company's outstanding common stock. The repurchase program is for a period of up to two years and supercedes the share repurchase program authorized by the Company's Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of March 31, 2006, there was an aggregate of 884,000 shares remaining authorized for future repurchases.

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

   Exhibit 10.1 Employment Agreement, dated January 3, 2006, between Capital Bank and A. Christine Baker (incorporated by reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2006).

   Exhibit 31.1 Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 31.2 Certification of A. Christine Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.1 Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

   Exhibi 32.2    Certification  of A.  Christine  Baker  pursuant  to 18 U.S.C.
                  Section  1350,  as  Adopted  Pursuant  to  Section  906 of the
                  Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities
                  Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 10th day of May 2006.

                                                      CAPITAL BANK CORPORATION


                                                    By:  /s/ A. Christine Baker
                                                        -----------------------
                                                        A. Christine Baker
                                                      Chief Financial Officer

                                  Exhibit Index

--------------------------------------------------------------------------------
Exhibit 4.1       In accordance with Item  601(b)(4)(iii)(A)  of Regulation S-K,
                  certain   instruments   respecting   long-term   debt  of  the
                  registrant  have been  omitted  but will be  furnished  to the
                  Commission upon request.
--------------------------------------------------------------------------------
Exhibit 10.1      Employment  Agreement,  dated January 3, 2006, between Capital
                  Bank and A.  Christine  Baker  (incorporated  by  reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2006).
--------------------------------------------------------------------------------
Exhibit 31.1      Certification  of B. Grant Yarber  pursuant to Rule  13a-14(a)
                  and  15d-14(a),  as adopted  pursuant  to  Section  302 of the
                  Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 31.2      Certification of A. Christine Baker pursuant to Rule 13a-14(a)
                  and  15d-14(a),  as adopted  pursuant  to  Section  302 of the
                  Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
Exhibit 32.1      Certification of B. Grant Yarber pursuant to 18 U.S.C. Section
                  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002  [This  exhibit  is being  furnished  pursuant  to
                  Section 906 of the Sarbanes-  Oxley Act of 2002 and shall not, except to the  extent  required  by that act,  be deemed to be incorporated  by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of
                  1934, as amended,  or the  Securities Act of 1933, as amended, as the case may be.]
--------------------------------------------------------------------------------
Exhibi 32.2       Certification  of A.  Christine  Baker  pursuant  to 18 U.S.C.
                  Section  1350,  as  Adopted  Pursuant  to  Section  906 of the
                  Sarbanes-Oxley  Act of 2002 [This  exhibit is being  furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and
                  shall  not,  except to the  extent  required  by that act,  be deemed to be  incorporated  by reference  into any document or filed herewith for purposes of liability  under the Securities
                  Exchange Act of 1934,  as amended,  or the  Securities  Act of
                  1933, as amended, as the case may be.]
--------------------------------------------------------------------------------