Form 10-Q
period 2006-06-30
CAPITAL BANK CORP
filed 2006-08-09
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

CAPITAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	000-30062	56-2101930
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

333 Fayetteville Street, Suite 700
Raleigh, North Carolina 27601
(Address of principal executive offices)

(919) 645-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 7, 2006 there were 11,562,494 shares outstanding of the registrant’s common stock, no par value.

Capital Bank Corporation
Form 10-Q for the Quarterly Period Ended June 30, 2006

Capital Bank Corporation

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 and December 31, 2005
	June 30, 2006	December 31, 2005
(Dollars in thousands)	(Unaudited)

ASSETS
Cash and due from banks:
Interest earning	$6,084	$4,603
Noninterest earning	48,313	30,544
Cash held in escrow	-	33,185
Federal funds sold and short term investments	29,777	8,757
Investment securities - available for sale, at fair value	177,725	149,266
Investment securities - held to maturity, at amortized cost	11,944	12,334
Loans - net of unearned income and deferred fees	965,484	668,982
Allowance for loan losses	(14,007)	(9,592)
Net loans	951,477	659,390
Premises and equipment, net	23,005	14,868
Bank owned life insurance	20,157	19,857
Deposit premium and goodwill, net	66,959	12,853
Accrued interest receivable and other assets	28,589	15,249
Total assets	$1,364,030	$960,906

LIABILITIES
Deposits:
Demand, noninterest bearing	$105,667	$77,847
Savings and interest bearing demand deposits	340,981	237,005
Time deposits	579,301	383,628
Total deposits	1,025,949	698,480
Repurchase agreements and federal funds purchased	28,004	14,514
Short-term debt	-	30,000
Federal Home Loan Bank advances	107,402	93,173
Subordinated debentures	30,930	30,930
Accrued interest payable and other liabilities	13,975	10,317
Total liabilities	1,206,260	877,414

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 authorized; 11,552,494 and 6,852,156 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	142,426	70,985
Retained earnings	18,605	14,179
Accumulated other comprehensive loss	(3,261)	(1,672)
Total shareholders’ equity	157,770	83,492
Total liabilities and shareholders’ equity	$1,364,030	$960,906

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2006 and 2005 (Unaudited)
	2006	2005
(Dollars in thousands except share and per share data)

Interest income:
Loans and loan fees	$18,646	$10,405
Investment securities	2,155	1,727
Federal funds and other interest income	308	116
Total interest income	21,109	12,248
Interest expense:
Deposits	7,328	3,676
Borrowings and repurchase agreements	2,173	1,412
Total interest expense	9,501	5,088
Net interest income	11,608	7,160
Provision (credit) for loan losses	249	(156)
Net interest income after provision for loan losses	11,359	7,316
Noninterest income:
Service charges and other fees	1,061	714
Mortgage fees and revenues	654	386
Net gain on sale of securities	-	1
Bank owned life insurance	183	143
Other noninterest income	714	335
Total noninterest income	2,612	1,579
Noninterest expenses:
Salaries and employee benefits	4,851	3,479
Occupancy	938	626
Furniture and equipment	562	370
Data processing	111	318
Director fees	283	347
Advertising	324	163
Amortization of deposit premium	343	53
Professional fees	354	210
Telecommunications	209	143
Other expenses	1,366	780
Total noninterest expenses	9,341	6,489
Income before income tax expense	4,630	2,406
Income tax expense	1,579	803
Net income	$3,051	$1,603

Earnings per share - basic	$0.26	$0.24
Earnings per share - diluted	$0.26	$0.23

Weighted average shares
Basic	11,639,000	6,731,000
Fully diluted	11,727,000	6,871,000

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2006 and 2005 (Unaudited)
	2006	2005
(Dollars in thousands except share and per share data)

Interest income:
Loans and loan fees	$35,664	$20,147
Investment securities	4,265	3,424
Federal funds and other interest income	850	133
Total interest income	40,779	23,704
Interest expense:
Deposits	13,438	6,858
Borrowings and repurchase agreements	4,343	2,780
Total interest expense	17,781	9,638
Net interest income	22,998	14,066
Provision (credit) for loan losses	661	(406)
Net interest income after provision for loan losses	22,337	14,472
Noninterest income:
Service charges and other fees	2,026	1,371
Mortgage fees and revenues	1,018	658
Net gain on sale of securities	-	7
Bank owned life insurance	414	266
Other noninterest income	1,169	617
Total noninterest income	4,627	2,919
Noninterest expenses:
Salaries and employee benefits	9,393	6,628
Occupancy	1,716	1,240
Furniture and equipment	1,054	737
Data processing	600	629
Director fees	659	395
Advertising	579	379
Amortization of deposit premium	686	107
Professional fees	566	532
Telecommunications	385	283
Other expenses	2,517	1,709
Total noninterest expenses	18,155	12,639
Income before income tax expense	8,809	4,752
Income tax expense	2,995	1,594
Net income	$5,814	$3,158

Earnings per share - basic	$0.50	$0.47
Earnings per share - diluted	$0.50	$0.46

Weighted average shares
Basic	11,628,000	6,743.000
Fully diluted	11,716,000	6,906,000

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2006 and 2005 (Unaudited)
	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)

Balance at January 1, 2005	6,612,787	$68,341	$305	$9,092	$77,738
Repurchase of outstanding common stock	(50,000)	(892)	-	-	(892)
Issuance of common stock for services	40,241	380	-	-	380
Issuance of common stock for options exercised	22,842	355	-	-	355
Net income	-	-	-	3,158	3,158
Other comprehensive loss	-	-	(448)	-	(448)
Comprehensive income	-	-	-	-	2,710
Dividends ($0.12 per share)	-	-	-	(792)	(792)
Balance at June 30, 2005	6,625,870	$68,184	$(143)	$11,458	$79,499

Balance at January 1, 2006	6,852,156	$70,985	$(1,672)	$14,179	$83,492
Repurchase of outstanding common stock	(217,782)	(3,496)	-	-	(3496)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	-	-	74,499
Issuance of common stock for options exercised	35,490	380	-	-	380
Noncash compensation	-	58	-	-	58
Net income	-	-	-	5,814	5,814
Other comprehensive loss	-	-	(1,589)	-	(1,589)
Comprehensive income	-	-	-	-	4,225
Dividends ($0.12 per share)	-	-	-	(1,388)	(1,388)
Balance at June 30, 2006	11,552,494	$142,426	$(3,261)	$18,605	$157,770

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 (Unaudited)
	2006	2005
(Dollars in thousands)

Cash flows from operating activities:
Net income	$5,814	$3,158
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	686	107
Depreciation	1,019	731
Net gains on sale of securities available for sale	-	(7)
(Gain) loss on disposal of premises and equipment	(138)	3
Change in held for sale loans, net	(3,958)	(3,914)
Amortization of premiums on securities, net	73	147
Deferred income tax expense	3,258	136
Issuance of stock for compensation	-	255
Provision (credit) for loan losses	661	(406)
Changes in assets and liabilities:
Accrued interest receivable and other assets	3,101	(6,480)
Accrued interest payable and other liabilities	608	960
Net cash provided by (used in) operating activities	11,124	(5,310)

Cash flows from investing activities:
Loan (originations) repayments, net	(58,670)	8,775
Additions to premises and equipment	(3,124)	(1,324)
Net (purchase) sales of Federal Home Loan Bank stock	767	(47)
Purchase of securities available for sale	(30,597)	(15,761)
Purchase of securities held to maturity	-	(1,560)
Proceeds from maturities of securities available for sale	6,318	10,146
Proceeds from sales of securities available for sale	102,396	4,399
Proceeds from maturities of securities held to maturity	397	711
Net cash paid in merger transaction	(37,541)	-
Proceeds from sales of property and equipment	1,229	19
Net cash (used in) provided by investing activities	(18,825)	5,358

Cash flows from financing activities:
Net increase in deposits	55,433	35,021
Net increase (decrease) in repurchase agreements	13,490	(1,429)
Net decrease in borrowings	(19,915)	(1,117)
Repayment of short-term debt	(30,000)	-
Distribution of cash held in escrow	33,185	-
Dividends paid	(1,106)	(792)
Issuance of common stock for options and other plans	380	379
Repurchase of common stock	(3,496)	(892)
Net cash provided by financing activities	47,971	31,170

Net change in cash and cash equivalents	40,270	31,218
Cash and cash equivalents at beginning of period	43,904	23,011
Cash and cash equivalents at end of period	$84,174	$54,229

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2006 and 2005 (Unaudited)
	2006	2005
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information
Transfer of loans and premises and equipment to other real estate owned	$2,327	$1,004
Dividends payable	$693	$397
Cash paid for:
Income taxes	$371	$1,713
Interest	$17,489	$9,386

Acquisition of 1st State Bancorp
Fair value of assets acquired	$430,131	$-
Issuance of common stock	$74,499	$-
Cash paid	$46,639	$-
Liabilities assumed	$308,993	$-

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all of the information and footnotes required by such accounting principles for complete financial statements and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported. The results of operations for the three and six months period ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

In March 2006, the Financial Account Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 156”) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company plans to adopt SFAS 156 on January 1, 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s financial condition or results of operations.

2. Acquisition of 1st State Bancorp

On January 3, 2006, the Company completed its acquisition of all the outstanding capital stock of 1st State Bancorp, Inc. (“1st State Bancorp”), the holding company for 1st State Bank. (“1st State Bank”). The total purchase price was approximately $121.1 million, including transaction costs of $6.3 million. The Company issued approximately 4.9 million shares of common stock and paid $40.1 million in cash in exchange for 100% of 1st State Bancorp’s outstanding common stock and stock options. The transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

An unaudited summary of the preliminary estimated fair values of assets acquired and liabilities assumed is as follows:

(Dollars in thousands)

Loans receivable, net of allowance for loan losses	$230,600
Investment securities	110,007
Premises and equipment	7,925
Deposit premium	5,331
Goodwill	49,460
Other assets	26,808
Deposits	(272,037)
Borrowings	(34,144)
Other liabilities	(2,812)
Investment in subsidiary, net of dividends to shareholders and capitalized acquisition costs	$121,138

The following unaudited pro forma financial information presents the combined results of operations of the Company and 1st State Bancorp as if the merger had occurred as of the beginning of the period for each period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and 1st State Bancorp constituted a single entity during such periods.

	Three Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2005
(Dollars in thousands except per share data)

Net interest income	$10,102	$19,828
Noninterest income	$2,089	$3,875
Noninterest expenses	$9,028	$17,735
Net income	$1,894	$3,886
Net income per common share-basic	$0.16	$0.33
Net income per common share-diluted	$0.16	$0.33

3. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s comprehensive income for the six months periods ended June 30, 2006 and 2005 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2006 and 2005 (unaudited). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities, net of the applicable income tax effect and are as follows:

	2006	2005
(Dollars in thousands)	(Unaudited)

Three Month Period Ended June 30, 2006 and 2005
Unrealized gains (losses) on available for sale securities	$(2,346)	$998
Reclassification of gains recognized in net income	-	(1)
Income tax benefit (expense)	904	(384)
Other comprehensive income (loss)	$(1,442)	$613

Six Month Period Ended June 30, 2006 and 2005
Unrealized losses on available for sale securities	$(2,585)	$(723)
Reclassification of gains recognized in net income	-	(7)
Income tax benefit	996	282
Other comprehensive loss	$(1,589)	$(448)

4. Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2006 and 2005, respectively:

	2006	2005
(Dollars in thousands except share data)	(Unaudited)

Three Month Period Ended June 30, 2006 and 2005
Income available to shareholders - basic and diluted	$3,051	$1,603
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	11,639,014	6,730,979
Incremental shares from assumed exercise of stock options	87,570	139,842
Weighted average number of shares outstanding - diluted	11,726,584	6,870,821

Six Month Period Ended June 30, 2006 and 2005
Income available to shareholders - basic and diluted	$5,814	$3,158
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	11,628,015	6,742,712
Incremental shares from assumed exercise of stock options	87,495	163,521
Weighted average number of shares outstanding - diluted	11,715,510	6,906,233

For the three and six month periods ended June 30, 2006 and 2005, options to purchase approximately 383,000 shares and 572,000 shares, respectively, of common stock were used in the diluted calculation. For the three and six month periods ended June 30, 2006 and 2005, approximately 74,000 options and 76,000 options, respectively, were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

5.  Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Beginning January 1, 2006, the Company will recognize the cost of all new employee share-based awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The Company previously accounted for stock options using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and SFAS 123. Under SFAS 123, the Company was required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. For the three and six month periods ended June 30, 2005, the Company disclosed net income and earnings per share, as reported and pro forma, as follows:

Three month period ended June 30, 2005
(Dollars in thousands except per share data)

Net income	As reported	$1,603
	Pro forma	$1,565
Net income per share - basic	As reported	$0.24
	Pro forma	$0.24
Net income per share - diluted	As reported	$0.23
	Pro forma	$0.23

Six month period ended June 30, 2005
(Dollars in thousands except per share data)

Net income	As reported	$3,158
	Pro forma	$3,072
Net income per share - basic	As reported	$0.47
	Pro forma	$0.46
Net income per share - diluted	As reported	$0.46
	Pro forma	$0.45

On December 29, 2005, the Compensation/Human Resources Committee of the Board of Directors of the Company approved the acceleration of vesting of all then outstanding unvested stock options awarded under the Company’s Equity Incentive Plan. As a result, options to purchase 67,200 shares of the Company’s common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005. As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under SFAS 123R over the next five years was eliminated. Accordingly, the adoption of SFAS 123R did not have a material impact on the Company’s operating results or financial condition.

The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors. At June 30, 2006, options for 186,709 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options which were assumed under various plans from previously acquired financial institutions, of which approximately 192,000 remain outstanding. Grants of options are made by the Board of Directors or its Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions. There were no new stock option grants in the six months ended June 30, 2006 and all options outstanding as of June 30, 2006 were fully vested.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Non-Employee Directors (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of their total director’s fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of common stock of the Company or cash (at the Company’s option) after the participant ceases to serve as a director for any reason. The Deferred Compensation Plan is classified as a liability-based plan under SFAS 123R.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the six months ended June 30, 2006:

	Shares	WAEP

Outstanding at January 1, 2006	495,822	$11.65
Granted	-	-
Exercised	(35,490)	10.72
Terminated	(3,000)	15.80
Outstanding at June 30, 2006	457,332	$11.69

Options exercisable at June 30, 2006	457,332	$11.69

The following table summarizes information about the Company’s stock options at June 30, 2006:
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 - $9.00	157,278	3.46	157,278
$9.01 - $12.00	105,201	4.81	105,201
$12.01 - $15.00	59,692	1.98	59,692
$15.01 - $18.00	74,911	6.72	74,911
$18.01 - $18.37	60,250	8.49	60,250
	457,332	4.77	457,332

The fair values of the options granted prior to January 1, 2006 had been estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life, the expected dividend yield was based on the Company’s historical annual dividend payout, and the risk-free rate was based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in the determining fair value for options granted in the quarter ended June 30, 2006 and 2005:

	2006	2005

Dividend yield	-	1.26%
Expected volatility	-	27.44%
Risk-free interest rate	-	4.03%
Expected life	-	7 years

6. Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of Security
Available for sale
Direct obligations of U.S. government agencies	$33,635	$432	$32,181	$1,457	$65,816	$1,889
Municipal bonds	7,966	85	3,853	198	11,819	283
Mortgage-backed securities	33,333	818	41,726	2,595	75,059	3,413
	74,934	1,335	77,760	4,250	152,694	5,585
Held to maturity
Direct obligations of U.S. government agencies	-	-	4,441	155	4,441	155
Municipal bonds	-	-	286	14	286	14
Mortgage-backed securities	1,563	77	5,148	261	6,711	338
	1,563	77	9,875	430	11,438	507
Total at June 30, 2006	$76,497	$1,432	$87,635	$4,680	$164,132	$6,092

The unrealized losses on the Company‘s investments in direct obligations of U.S. government agencies and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

7. Loans

The composition of the loan portfolio by loan classification at June 30, 2006 and December 31, 2005 is as follows:
	June 30, 2006	December 31, 2005
(Dollars in thousands)

Commercial	$784,176	$555,198
Consumer	31,662	26,222
Home equity lines	93,330	65,566
Residential mortgages	56,254	21,863
	965,422	668,849
Plus deferred loan costs, net	62	133
	$965,484	$668,982

Loans held for sale as of June 30, 2006 and December 31, 2005 were $8.2 million and $4.2 million, respectively, and were included in the residential mortgage category.

8. Financial Instruments with Off-Balance Sheet Risk

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments are comprised of unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management‘s credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties. Since many unused lines of credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s exposure to credit risk was as follows:
	June 30, 2006	December 31, 2005
(Dollars in thousands)

Unused lines of credit	$268,500	$188,170
Standby letters of credit	11,828	8,563
Total commitments	$280,328	$196,733

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and six months periods ended June 30, 2006 and 2005 for Capital Bank Corporation (the “Company”) and it’s wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial position, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1. of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, or “continue”, or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Part II, Item 1A of this report, and the Company’s periodic reports and other filings with the Securities and Exchange Commission (the “SEC”).

Overview

The Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is also affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of miscellaneous service charges and ATM fees, fees generated from originating mortgage loans that are sold and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees, telecommunication and other expenses.

The Bank’s operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The Bank’s cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing, which in turn is affected by the prevailing interest rates.

Executive Summary

As discussed in more detail below, the following is a brief summary of certain of our significant results for the quarter ended June 30, 2006:

•
The Company reported net income for the quarter ended June 30, 2006 of $3.1 million compared to $1.6 million for the quarter ended June 30, 2005. Fully diluted earnings per share were $0.26 and $0.23 for the quarter ended June 30, 2006 and 2005, respectively.

•
The increase in net income was primarily due to a $4.4 million increase in net interest income, which reflects the addition of the assets and liabilities acquired in the 1st State Bancorp merger transaction and a 49 basis point increase in the net interest margin, offset by a $2.8 million increase in noninterest expenses, which includes the costs associated with the assimilation of 1st State Bancorp’s employees and operations into the Company.

•
The provision for loan losses for the quarter ended June 30, 2006 was $249,000 compared to a credit in the quarter ended June 30, 2005 of $156,000. The increase in the provision for loan losses is primarily due to a charge-off related to one loan relationship and the estimated inherent losses associated with the net growth in the loan portfolio during the quarter ended June 30, 2006. Net charge-offs for the quarter ended June 30, 2006 were $523,000, or 0.22% of average loans, compared to $138,000, or 0.09% of average loans, for the quarter ended June 30, 2005.

•
Net interest income for the quarter ended June 30, 2006 rose to $11.6 million, a 62% increase over the $7.2 million reported in the quarter ended June 30, 2005. The Company’s net interest margin widened to 4.04%, a 49 basis point increase over the second quarter of 2005. The increase in net interest income is primarily due to the incremental effects of 1st State Bancorp’s interest-earning assets and interest-bearing liabilities, organic loan portfolio growth in the quarter and the continued increase in short term rates by the Federal Reserve.

•
Noninterest income for the quarter ended June 30, 2006 increased $1.0 million to $2.6 million compared to the quarter ended June 30, 2005. This increase is primarily due to higher service charges and other fees as a result of a higher volume of transaction accounts, including those acquired in the 1st State Bancorp transaction, increased mortgage fees and revenues as a result of greater loan volume, and $138,000 in gains realized on the sale of consolidated branch locations.

•
Noninterest expenses were $9.3 million for the quarter ended June 30, 2006 compared to $6.5 million for the quarter ended June 30, 2005. The increase is primarily due to higher salaries and employee benefits, which increased by $1.4 million in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The increase in salaries and employee benefits was primarily due to an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp transaction as well as higher costs associated with the Company’s growth.

Financial Condition

Total consolidated assets of the Company at June 30, 2006 were $1.36 billion compared to $960.9 million at December 31, 2005, an increase of $403.1 million, or approximately 42%. The increase in total consolidated assets for the six month period ended June 30, 2006 is primarily due to a $292.1 million increase in the Bank’s loan portfolio, net of the allowance for loan losses, since December 31, 2005, which includes $230.6 million of net loans acquired in the 1st State Bancorp transaction. Total deposits as of June 30, 2006 were $1.03 billion, which represents growth of $327.5 million from December 31, 2005 and includes $267.0 million of total deposits acquired in the 1st State Bancorp transaction.

Total earning assets were $1.19 billion at June 30, 2006 compared to $843.9 million at December 31, 2005. Earning assets represented 87.3% and 87.8% of total assets as of June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, investment securities were $189.7 million, which includes $7.8 million of investment securities acquired in the 1st State Bancorp transaction, compared to $161.6 million at December 31, 2005. Interest-earning cash, federal funds sold and short term investments were $35.9 million at June 30, 2006, an increase of $22.5 million from December 31, 2005. The Company has increased its holdings of short-term investment assets to maintain liquidity for loan fundings and future commitments. As of December 31, 2005, the Company had $33.1 million of cash held in escrow, which represented funds the Company was required to deposit with its transfer agent for payment to 1st State Bancorp shareholders as cash consideration in connection with the 1st State Bancorp merger transaction. Earning assets exclude bank owned life insurance, which increased from $19.9 million at December 31, 2005 to $20.2 million at June 30, 2006 due to the increase in cash surrender values.

The allowance for loan losses as of June 30, 2006 was $14.0 million and represented approximately 1.45% of total loans at June 30, 2006. The allowance for loan losses increased $4.4 million from the December 31, 2005 balance of $9.6 million. The increase is primarily due to the addition of 1st State Bank’s allowance for loan losses and the provision for loan losses recorded during the first six months of 2006. Management believes that the amount of the allowance is adequate to absorb the estimated probable losses inherent in the current loan portfolio. See “Asset Quality” for further discussion of the allowance for loan losses.

Total deposits as of June 30, 2006 were $1.03 billion, an increase of $327.5 million, or 46.9%, from December 31, 2005. The increase was primarily the result of $267.0 million of deposits acquired in the 1st State Bancorp transaction. As of June 30, 2006, the Company experienced an increase of $167.7 million, or 47.6%, in certificates of deposit (“CDs”) compared to December 31, 2005, which includes $139.8 million of CDs acquired in the 1st State Bancorp transaction. Total time deposits represented 56.5% of total deposits at June 30, 2006 compared to 54.9% at December 31, 2005. The Company introduced a new high yield checking account product, Smart Checking, during the second quarter of 2006. As of June 30, 2006, there were 1,317 Smart Checking accounts and $7.0 million of deposits associated with this new product.

Noninterest bearing demand deposit accounts (“DDA”) were $105.7 million at June 30, 2006, an increase of $27.8 million, or 35.7%, from December 31, 2005, which includes $19.8 million of noninterest bearing deposits acquired in the 1st State Bancorp transaction. The average balance of noninterest DDA accounts was $105.5 million during the quarter ended June 30, 2006 compared to $68.3 million during the quarter ended June 30, 2005.

Total consolidated shareholders’ equity was $157.8 million as of June 30, 2006, an increase of $74.3 million from December 31, 2005. The Company issued 4.9 million shares of common stock valued at $74.5 million in connection with the 1st State Bancorp transaction. Retained earnings increased by $4.4 million reflecting $5.8 million of net income for the six months period ended June 30, 2006 less $1.4 million of dividends paid during the six months ended June 30, 2006. Accumulated other comprehensive loss, which represents the unrealized loss on available for sale securities, net of related tax benefits, was $3.3 million, an increase of $1.6 million for the six months period ended June 30, 2006, which is due to the effect that rising interest rates have on the fair value of the Company’s investment security portfolio. See Item 1. Financial Statements - Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Results of Operations

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

For the quarter ended June 30, 2006, the Company reported net income of $3.1 million, or $0.26 per diluted share, compared to net income of $1.6 million, or $0.23 per diluted share, for the quarter ended June 30, 2005. Net income increased by $1.5 million primarily due to higher loan and deposit balances on which net interest income and noninterest income are generated offset by higher operating expenses. The increased balances were primarily the result of the 1st State Bancorp transaction combined with organic loan and deposit growth. The Company’s net interest margin also improved in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 as a result of the increasing interest rate environment and the Company’s asset-sensitive position.

Net interest income increased $4.4 million, or 62.1%, from $7.2 million for the quarter ended June 30, 2005, to $11.6 million for the quarter ended June 30, 2006. Average earning assets increased $345.3 million to $1.17 billion for the quarter ended June 30, 2006 from $826.4 million for the quarter ended June 30, 2005. Average interest bearing liabilities increased $311.3 million to $1.05 billion for the quarter ended June 30, 2006 from $738.8 million for the quarter ended June 30, 2005. The net interest margin on a fully taxable equivalent basis increased 49 basis points to 4.04% for the quarter ended June 30, 2006 from 3.55% for the quarter ended June 30, 2005. The earned yield on average interest earnings assets was 7.29% and 6.02% for the quarter ended June 30, 2006 and 2005, respectively, while the interest rate on average interest bearing liabilities for those periods was 3.63% and 2.76%, respectively. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee (“FOMC”). The Company’s balance sheet remains asset sensitive and, as a result, its interest earning assets re-price faster than its interest bearing liabilities. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC. Further increases by the FOMC will affect the level of the Company’s prime rate and likely continue to increase the effective cost of interest-bearing liabilities.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Quarter Ended June 30, 2006 and 2005
Taxable Equivalent Basis 1
	2006			2005
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: [2]
Commercial	$774,512	$15,102	7.82%	$529,066	$8,469	6.42%
Consumer	28,336	636	9.00%	31,309	594	7.61%
Home equity	96,151	1,967	8.21%	61,755	954	6.20%
Residential mortgages [3]	55,421	944	6.83%	26,139	388	5.95%
Total loans	954,420	18,648	7.84%	648,269	10,405	6.44%
Investment securities [4]	190,045	2,345	4.95%	160,955	1,890	4.71%
Federal funds sold and other interest on short-term investments	27,183	308	4.94%	17,137	116	2.72%
Total interest earnings assets	1,171,648	$21,301	7.29%	826,361	$12,411	6.02%
Cash and due from banks	32,202			23,278
Other assets	133,222			57,844
Allowance for loan losses	(14,291)			(10,305)
Total assets	$1,322,781			$897,178

Liabilities and Equity
Savings deposits	$41,477	$52	0.50%	$17,239	$31	0.72%
Interest-bearing demand deposits	279,029	1,981	2.85%	194,511	848	1.75%
Time deposits	564,025	5,296	3.77%	391,244	2,797	2.87%
Total interest-bearing deposits	884,531	7,329	3.32%	602,994	3,676	2.45%
Borrowed funds	107,724	1,287	4.79%	100,819	1,027	4.09%
Subordinated debt	30,930	596	7.73%	20,620	305	5.93%
Repurchase agreements	26,884	289	4.31%	14,332	80	2.24%
Total interest-bearing liabilities	1,050,069	$9,501	3.63%	738,765	$5,088	2.76%
Noninterest-bearing deposits	105,506			68,313
Other liabilities	5,885			11,394
Total liabilities	1,161,460			818,472
Shareholders’ equity	161,321			78,706
Total liabilities and shareholders’ equity	$1,322,781			$879,178

Net interest spread [5]			3.66%			3.26%
Tax equivalent adjustment		$192			$163
Net interest income and net interest margin [6]		$11,800	4.04%		$7,323	3.55%

1 The taxable equivalent basis is computed using a blended federal and state tax rate of approximately 38%.
2 Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
3 Includes loans held for sale.
4 The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
5 Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
6 Net interest margin represents net interest income divided by average interest-earning assets.

Interest income on loans increased from $10.4 million for the quarter ended June 30, 2005 to $18.6 million for the quarter ended June 30, 2006. The increase is primarily due to higher average loan balances, which increased by $306.2 million primarily due to loan balances acquired in the 1st State Bancorp transaction, and higher loan yields. Yields on commercial, consumer, and home equity increased 140 basis points, 139 basis points and 201 basis points, respectively, in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Higher yields in 2006 reflect the increase in the prime rate charged by the Bank between those two periods. Variable rate loans made up approximately 70% of the total loan portfolio at June 30, 2006 and 2005.

Interest income on investment securities increased from $1.7 million for the quarter ended June 30, 2005 to $2.2 million for the quarter ended June 30, 2006. The increase is primarily due to an increase in average balances outstanding between the periods, which increased by $29.1 million. The yield on investment securities on a tax-equivalent basis increased from 4.71% in the quarter ended June 30, 2005 to 4.95% in the quarter ended June 30, 2006. The increase is primarily due to higher yields on new investment securities purchases.

Interest expense on deposits increased from $3.7 million for the quarter ended June 30, 2005 to $7.3 million for the quarter ended June 30, 2006. The increase is primarily due to an increase in the average balance of interest bearing deposits outstanding, which increased $281.5 million primarily due to deposit balances acquired in the 1st State Bancorp transaction, and higher deposit rates. The average rate paid on time deposits increased from 2.87% for the quarter ended June 30, 2005 to 3.77% for the quarter ended June 30, 2006, a 90 basis point rise, as new certificates were opened at higher rates due to the rising interest rate environment. Rates on shorter maturity CDs have increased significantly with the FOMC interest rate increases and management anticipates the Bank’s CD funding costs will increase on a quarterly basis going forward for the remainder of 2006.

Interest expense on borrowings increased from $1.4 million for the quarter ended June 30, 2005 to $2.2 million for the quarter ended June 30, 2006. The increase is primarily due to higher outstanding borrowing and subordinated debt balances and an increase in interest rates. The rate on borrowings and subordinated debentures for the quarter ended June 30, 2006 increased to 4.79% and 7.73%, respectively, from 4.09% and 5.93%, respectively, for the quarter ended June 30, 2005. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. In the second quarter of 2005, the net effect of the swaps was a reduction of interest expense, however, as a result of the significant increase in short-term interest rates, the net effect of the swaps was an increase in interest expense for the second quarter of 2006. As short-term interest rates have increased following the FOMC rate increases, the overall effective rate on both borrowings and subordinated debt has increased.

For the quarter ended June 30, 2006, the provision for loan losses was $249,000 compared to a credit of $156,000 for the quarter ended June 30, 2005, an increase of $405,000. The increase in the provision for loan losses was primarily due to a charge-off related to one loan relationship and the estimated inherent losses associated with the net growth in the loan portfolio during the quarter ended June 30, 2006 and other factors as discussed more fully below under “Asset Quality.” Net charge-offs for the quarter ended June 30, 2006 were $523,000, or 0.22% of average loans, compared to $138,000, or 0.09% of average loans for the quarter ended June 30, 2005. Charge-offs for the quarter ended June 30, 2006 includes $491,000 related to a participating loan.

Noninterest income for the quarter ended June 30, 2006 was $2.6 million compared to $1.6 million for the quarter ended June 30, 2005, an increase of $1.0 million. This increase was primarily due to higher service charges and other fees as a result of a higher volume of transaction accounts, which were acquired in the 1st State Bancorp transaction, increased mortgage fees and revenues due to higher loan volumes and $138,000 in gains from the sale of consolidated branch locations.

Noninterest expenses for the quarter ended June 30, 2006 were $9.3 million compared to $6.5 million for the quarter ended June 30, 2005. Salaries and employee benefits, representing the largest noninterest expense category, increased to $4.9 million for the quarter ended June 30, 2006, from $3.5 million for the quarter ended June 30, 2005. The increase was primarily due to an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp transaction and the Company’s overall period-over-period growth. As of June 30, 2006, the Company had 326 full-time equivalent employees compared to 244 at June 30, 2005 and 256 at December 31, 2005. In addition, noninterest expense for the quarter ended June 30, 2005 included approximately $200,000 attributable to severance payments for an executive officer that left the Company in April 2005.

Occupancy costs, the second largest component of noninterest expenses, increased $312,000 to $938,000 for the quarter ended June 30, 2006 from $626,000 for the quarter ended June 30, 2005. The increase is primarily due to expenses associated with branches acquired in the 1st State Bancorp transaction and higher rent expense. Furniture and equipment expenses for the quarter ended June 30, 2006 increased $192,000 from the same period in 2005 primarily due to higher equipment repair and maintenance costs associated with the increase in branch locations and higher depreciation associated with computer equipment acquired for the Company’s operations center. Data processing expenses for the quarter ended June 30, 2006 decreased $207,000 from the same period in 2005 primarily due to cost-savings associated with Company’s operations center. The Company completed the consolidation of its state-wide operations during the first quarter of 2006 and now processes data and banking items in-house. The Company anticipates data processing costs will continue to decrease in future periods as a result of consolidating the transaction processing at its operations center in Burlington, North Carolina.

Deposit premium amortization for the quarter ended June 30, 2006 increased $290,000 from the same period in 2005 primarily as a result of the deposit premium intangible associated with the 1st State Bancorp transaction, which was valued at $5.3 million as of the closing date and is being amortized over eight years. Advertising costs for the quarter ended June 30, 2006 increased $161,000 from the same period in 2005 primarily due to expenses associated with the promotion of a new checking account product and the opening of the Company’s new headquarters. Professional fees for the quarter ended June 30, 2006 increased $144,000 from the same period in 2005 primarily due to higher consulting fees associated with the in-house operations migration. Other expenses for the quarter ended June 30, 2006 increased $586,000 from the same period in 2005 primarily due to increased costs associated with printing, office supplies and travel and entertainment.

The Company’s effective tax rate for the second quarter of 2006 was 34.1% compared to 33.3% for the comparable period of 2005. Income tax expense for the quarter ended June 30, 2006 and 2005 was $1.6 million and $0.8 million respectively. The Company forecasts its taxable and non-taxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period.

Results of Operations

Six month periods ended June 30, 2006 and 2005

For the six month period ended June 30, 2006, the Company reported net income of $5.8 million, or $.50 per diluted share, compared to net income of $3.2 million, or $.46 per diluted share, for the six month period ended June 30, 2005. Net income increased by $2.6 million primarily due to higher net interest income, which increased as a result of higher loan and deposit balances acquired in the 1st State Bancorp transaction and an improved net interest margin offset by higher operating expenses.

Net interest income increased $8.9 million, or 63.5%, from $14.1 million for the six month period ended June 30, 2005, to $23.0 million for the six month period ended June 30, 2006. Average earning assets increased $345.6 million to $1.17 billion for the six month period ended June 30, 2006 from $819.7 million for the six month period ended June 30, 2005. Average interest bearing liabilities increased $306.2 million to $1.04 billion for the six month period ended June 30, 2006 from $733.6 million for the six month period ended June 30, 2005. The net interest margin on a fully taxable equivalent basis increased 51 basis points to 4.05% for the six month period ended June 30, 2006 from 3.54% for the six month period ended June 30, 2005. The earned yield on average interest earnings assets was 7.12% and 5.91% for the six month periods ended June 30, 2006 and 2005, respectively, while the interest rate on average interest bearing liabilities for those periods was 3.44% and 2.65%, respectively. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the FOMC and the asset sensitive position of the Company’s balance sheet.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Six Months Ended June 30, 2006 and 2005
Taxable Equivalent Basis 1

	2006			2005
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: [2]
Commercial	$756,337	$28,779	7.67%	$531,156	$16,396	6.22%
Consumer	29,953	1,276	8.59%	31,566	1,161	7.42%
Home equity	98,235	3,789	7.78%	61,834	1,828	5.96%
Residential mortgages [3]	54,660	1,822	6.72%	25,793	762	5.96%
Total loans	939,185	35,666	7.66%	650,349	20,147	6.25%
Investment securities [4]	192,290	4,648	4.87%	159,459	3,751	4.74%
Federal funds sold and other interest on short-term investments	33,830	850	5.07%	9,854	133	2.72%
Total interest earnings assets	1,165,305	$41,164	7.12%	819,662	$24,031	5.91%
Cash and due from banks	31,788			22,872
Other assets	135,454			56,595
Allowance for loan losses	(15,723)			(10,584)
Total assets	$1,316,824			$888,545

Liabilities and Equity
Savings deposits	$42,646	$112	0.53%	$16,495	$41	0.50%
Interest-bearing demand deposits	272,357	3,530	2.61%	184,322	1,486	1.63%
Time deposits	556,121	9,797	3.55%	393,585	5,331	2.73%
Total interest-bearing deposits	871,124	13,439	3.11%	594,402	6,858	2.33%
Borrowed funds	111,043	2,613	4.75%	103,680	2,046	3.98%
Subordinated debt	31,752	1,193	7.58%	20,620	581	5.68%
Repurchase agreements	25,868	536	4.18%	14,906	153	2.07%
Total interest-bearing liabilities	1,039,787	$17,781	3.44%	733,608	$9,638	2.65%
Noninterest-bearing deposits	102,741			65,145
Other liabilities	13,715			11,201
Total liabilities	1,156,243			809,954
Shareholders’ equity	160,581			78,5916
Total liabilities and shareholders’ equity	$1,316,824			$888,545

Net interest spread [5]			3.68%			3.26%
Tax equivalent adjustment		$385			$327
Net interest income and net interest margin [6]		$23,383	4.05%		$14,393	3.54%

[1]	The taxable equivalent basis is computed using a blended federal and state tax rate of approximately 38%.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
[3]	Includes loans held for sale.
[4]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[5]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[6]	Net interest margin represents net interest income divided by average interest-earning assets.

For the six months period ended June 30, 2006, the provision for loan losses was $661,000 compared to a credit provision of $406,000 for the six months period ended June 30, 2005, an increase of approximately $1.1 million. The increase in 2005 was primarily due to an increase in charge-offs during the six months period ended June 30, 2006, which rose to $3.9 million from $237,000 recorded in same period in 2005 and the estimated inherent losses associated with overall net growth of the loan portfolio. Charge-offs for the six months period ended June 30, 2006 includes $3.3 million related to one 1st State Bank loan relationship that had been fully reserved by 1st State Bank as of December 31, 2005 and had no impact on the Bank’s loan loss provision for the six months period ended June 30, 2006. See “Asset Quality” below for further discussion of the allowance for loan losses.

Noninterest income for the six months period ended June 30, 2006, was $4.6 million compared to $2.9 million for the six months period ended June 30, 2005, an increase of $1.7 million. Deposit service charges and fees increased by $655,000 as a result of a higher volume of transaction accounts acquired in the 1st State Bancorp transaction. Mortgage fees and revenues increased by $360,000 primarily due to higher loan volumes. Brokerage income increased $160,000 due to higher investment product sales and the Company realized $138,000 in gains on the sale of consolidated branch locations.

Noninterest expense for the six months period ended June 30, 2006 was $18.2 million compared to $12.6 million for the six months period ended June 30, 2005. Salaries and employee benefits, representing the largest noninterest expense category, increased to $9.4 million for the six months period ended June 30, 2006, from $6.6 million for the six months period ended June 30, 2005. This increase reflects an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp transaction and the Company’s overall growth.

Occupancy costs and furniture and equipment expenses for the six months ended June 30, 2006 increased by $476,000 and $317,000, respectively, compared to the six months period ended June 30, 2005 primarily due to the 1st State Bancorp transaction, which increased the number of branches in the Company’s network. Directors’ fees increased $264,000 for the six months period ended June 30, 2006 compared to the same period in 2005 primarily due to higher expense accruals associated with the directors’ supplemental retirement plan and the directors’ deferred compensation plan as a result of the adoption of SFAS 123R. Deposit premium amortization for the six months ended June 30, 2006 increased $579,000 from the same period in 2005 primarily due to the deposit premium intangible associated with the 1st State Bancorp transaction. Other expenses for the six months period ended June 30, 2006 increased $808,000 from the same period in 2005 primarily due to higher costs associated with postage, office supplies and travel and entertainment.

The Company’s effective tax rate for the six months period ended June 30, 2006 and 2005 was 34.0% and 33.5%, respectively. The change in the effective tax rate was due to changes in forecasted levels of taxable and tax exempt income and the increase for these comparable periods primarily reflects a lower mix of tax exempt income. The Company recorded income tax expense of $3.0 million and $1.6 million for the six months periods ended June 30, 2006 and 2005, respectively.

Asset Quality

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, the Bank has a procedure whereby a loan review officer performs an annual review of all unsecured loans over a predetermined loan amount, a sampling of loans within a lender’s authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors. On an as needed basis, the Bank will hire an outside third party firm to review the Bank’s loan portfolio to ensure quality standards and reasonableness of risk assessment.

The Company estimates the amount of allowance needed to cover probable inherent losses in the portfolio by applying a loss allowance factor to each risk grade. Consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Bank’s historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date presented.

Beginning in the second quarter of 2005, the Company began estimating a specific allowance for loan losses associated with certain commercial loans greater than $750,000. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $14.0 million allowance for loan losses as of June 30, 2006, $2.6 million has been allocated to specific loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $249,000 for the quarter ended June 30, 2006, compared to a credit of $156,000 for the quarter ended June 30, 2005. The Company added 1st State Bank’s allowance for loan losses, which was $7.6 million as of December 31, 2005, to the Company’s allowance for loan losses. The Company experienced an overall improvement in key risk metrics associated with the loan portfolio during the quarter ended June 30, 2006. Past due loans as a percentage of the loan portfolio decreased from 1.26% at March 31, 2006 to 0.96% at June 30, 2006. Past dues greater than 90 days as a percentage of total loans was 0.47% and 0.46% at June 30, 2006 and March 31, 2006, respectively. The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
(Dollars in thousands)

Allowance for loan losses, beginning of period	$14,209	$10,372	$9,592	$10,721
1st State Bank loan loss allowance acquired	-	-	7,637	-
Net charge-offs:
Loans charged off:
Commercial	531	-	3,847	96
Consumer	30	121	136	280
Home equity lines	26	-	26	-
Mortgage	3	59	34	110
Total charge-offs	590	180	4,043[1]	486
Recoveries of loans previously charged off:
Commercial	117	20	125	221
Consumer	22	19	26	25
Home equity	-	-	4	-
Mortgage	-	-	5	-
Total recoveries	139	39	160	246
Total net charge-offs	451	141	3,883	240
Loss provisions (credit) charged to operations	249	(156)	661	(406)
Allowance for loan losses, end of period	$14,007	$10,075	$14,007	$10,075

Net charge-offs to average loans during the period (annualized)	0.22%	0.09%	0.83%[1]	0.07%
Allowance as a percent of gross loans	1.45%	1.55%

1 Net charge-offs for the six months period ended June 30, 2006 includes $3.3 million related to one 1st State Bank loan relationship that was fully reserved by 1st State Bank as of December 31, 2005. Excluding the $3.3 million charge-off, the ratio of net charge-offs to average loans during the six months period ending June 30, 2006 was 0.13%.

The following table presents an analysis of nonperforming assets as of June 30, 2006 and 2005 and December 31, 2005:

	June 30, 2006	June 30, 2005	December 31, 2006
(Dollars in thousands)

Nonaccrual loans:
Commercial and commercial real estate	$3,728	$6,094	$5,040
Mortgage	1,695	2,014	1,628
Construction	193	1,674	737
Equity lines	418	-	497
Consumer	106	645	176
Total nonaccrual loans	6,140	10,427	8,078
Foreclosed property held	879	1,508	771
Total nonperforming assets	$7,019	$11,935	$8,849

Nonperforming assets to total loans	0.73%	1.61%	1.32%
Nonperforming assets to total assets	0.51%	1.30%	0.92%
Allowance coverage of nonperforming loans	228%	97%	119%

At June 30, 2006, nonperforming assets were $7.0 million, a decrease of $1.8 million from December 31, 2005. The majority of the Company’s nonperforming loans are secured by real estate and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans existing at June 30, 2006.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no impaired loans at June 30, 2006 and December 31, 2005.

The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by both management and third party credit review firms and includes the accumulation of related data such as loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss. The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance, changes in factors and management’s future evaluation of the adequacy of the allowance for loan losses will change.

Foreclosed property increased to $879,000 at June 30, 2006 from $771,000 at December 31, 2005. The increase is largely attributable to the foreclosure of certain nonaccrual loans during the quarter. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or fair value. Foreclosed property excludes $776,000 related to two branch locations that are held for sale and are reported as other real estate owned pursuant to bank regulations and are also recorded at the lower of cost or fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset/Liability Management Committee of the Company’s Board of Directors. The Company had $84.2 million in its most liquid assets, cash and cash equivalents, as of June 30, 2006. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, which totaled $ 953.8 million and $652.1 million at June 30, 2006 and December 31, 2005, respectively, funded 69.9% of total assets at June 30, 2006 compared to 67.7% at December 31, 2005. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination.

On February 27, 2006, the Company announced the Company’s Board of Directors had authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company’s common stock. Management plans to utilize share repurchases to manage capital levels of the Company. The Company plans to effect the repurchase program through open-market purchases. During the first six months of 2006, the Company repurchased 217,782 shares at a weighted average price of $16.05 per share. See Part II - Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2006 and the minimum requirements are presented in the following table:

	Actual		Minimum Requirements To Be Well Capitalized
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Capital Bank Corporation
Total capital (to risk weighted assets)	$135,076	11.90%	$113,481	10.00%
Tier I capital (to risk weighted assets)	120,889	10.65%	68,089	6.00%
Tier 1 capital (to average assets)	120,889	9.65%	62,634	5.00%

Capital Bank
Total capital (to risk weighted assets)	$132,386	11.68%	$113,384	10.00%
Tier I capital (to risk weighted assets)	118,211	10.43%	68,030	6.00%
Tier 1 capital (to average assets)	118,211	9.46%	62.507	5.00%

Consolidated capital ratios decreased from December 31, 2005 due to the increase in risk-weighted and total assets associated with the Company’s acquisition of 1st State Bancorp exceeding the tangible capital acquired. Total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2005 were 13.71%, 11.73% and 10.64%, respectively.

Shareholders’ equity was $157.7 million, or $13.66 per share, at June 30, 2006. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the policies.

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company‘s performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company’s performance under different interest rate scenarios (flat, rising and declining). The following tables illustrate the output from the Company’s simulation model based on the balance sheets as of June 30, 2006 and December 31, 2005. The tables reflect rate-sensitive positions at June 30, 2006 and December 31, 2005, and are not necessarily indicative of positions on other dates. The projected results as of June 30, 2006 include the impact of the 1st State Bancorp transaction, which was completed on January 3, 2006.

The following table illustrates the Company’s interest rate sensitivity as of June 30, 2006 and December 31, 2005. The carrying amounts of interest rate sensitive assets and liabilities are presented in periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability amounts were based on estimated cash flows rather than contractual cash flows. The Company continues to be “asset sensitive” at June 30, 2006 as its assets reprice faster than its liabilities.

	Within One Year	One-Two Years	Two-Five Years	After Five Years	Total
(Dollars in thousands)

As of June 30, 2006
Total assets	$831,428	$82,724	$199,294	$250,584	$1,364,030
Total liabilities and equity	744,759	216,904	165,599	236,768	1,364,030
Interest rate sensitivity gap	$86,669	$(134,180)	$33,695	$13,816	$-
Cumulative interest rate sensitivity gap	$86,669	$(47,511)	$(13,816)	$-

As of December 31, 2005
Total assets	$569,081	$60,830	$182,755	$148,240	$960,906
Total liabilities and equity	387,158	250,575	115,821	207,352	960,906
Interest rate sensitivity gap	$181,923	$(189,745)	$66,934	$(59,112)	$-
Cumulative interest rate sensitivity gap	$181,923	$(7,822)	$59,112	$-

As of June 30, 2006 and December 31, 2005, under the flat rate scenario, the Company’s projected net interest income for the next twelve months was $46.7 million and $34.9 million, respectively. The table below measures the impact on net interest income of both a gradual and immediate 200 basis point change in interest rates over the twelve months following the interest rate change. Actual results could differ from these estimates.

	Change in 12-Months Projected Net Interest Income versus Projected Net Interest Income under No Rate Change
	June 30, 2006		December 31, 2005
	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in millions)

Basis point change:
+ 200 gradual	$3.8	8.1%	$2.9	8.3%
+ 200 immediate	6.0	12.8%	5.2	14.9%
No rate change	-	-	-	-
- 200 gradual	(1.4)	(3.0%)	(1.7)	(4.9%)
- 200 immediate	(2.2)	(4.7%)	(3.3)	(9.5%)

The table does not reflect the impact of hedging strategies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that, as of the period covered by the report, the Company’s disclosure controls and procedures are effective in that they provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

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

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or condition.

Item 1A. Risk Factors

You should consider the following material risk factors carefully before deciding to invest in the Company’s securities. Additional risks and uncertainties not presently known to us, that we may currently deem to be immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impact our business operations. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well.

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

Our Trading Volume Has Been Low Compared with Larger Banks

The trading volume in the Company’s common stock on the NASDAQ Global Select Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the NASDAQ Global Select Market or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock may be limited in scope relative to other companies.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Risks and Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of our internal control over financial reporting and our external auditors‘ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation/Human Resources committees, our chief executive officer, our chief financial officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

We May Not Be Able To Successfully Integrate 1st State Bancorp or To Realize the Anticipated Benefits of Our Recently Completed Merger

Our recently completed merger with 1st State Bancorp involves the combination of two bank holding companies that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine the operations of 1st State Bancorp with our operations without encountering difficulties, such as:

•	The loss of key employees and customers;
•	The disruption of operations and business;
•	Inability to maintain and increase competitive presence;
•	Deposit attrition, customer loss and revenue loss;
•	Possible inconsistencies in standards, control procedures and policies;
•	Unexpected problems with costs, operations, personnel, technology and credit; and/or
•	Problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Further, although meaningful cost savings are anticipated as a result of the merger, such expected cost savings may not be realized. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended June 30, 2006 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company:

Issuer Purchase of Equity Securities
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased under Plans or Programs

April 2006	26,700	$16.03	26,700	857,300
May 2006	40,082	$16.28	40,082	817,218
June 2006	35,000	$16.27	35,000	782,218

[1]
On February 27, 2006, the Company announced that on February 23, 2006 the Company’s Board of Directors had authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program is for a period of up to two years and supercedes the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of June 30, 2006, there was an aggregate of 782,218 shares remaining authorized for future repurchases.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2006, the Company held its annual shareholders’ meeting to consider and vote on two issues: (i) election of six nominees to serve as Class III directors with terms continuing until the Annual Meeting of Shareholders in 2009; and (ii) ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. Each item considered was approved by the Company’s shareholders. Of the 11,623,629 shares eligible to vote, 9,490,145 shares were voted as shown on the following table:

	For	Against/Withheld	Abstain

Class III Directors:
William C. Burkhardt	9,414,173	75,972	-
Leopold I. Cohen	9,458,098	32,047	-
O. A. Keller, III	9,288,850	201,295	-
Ernest A. Koury, Jr.	9,448,334	41,811	-
George R. Perkins, III	9,459,801	30,344	-
Carl H. Ricker, Jr.	9,393,476	96,669	-
			-
Ratification of Auditors	9,450,248	22,647	17,250

The term of office of Charles F. Atkins, Oscar A. Keller, Jr., James G. McClure, Jr., James D. Moser, Jr., Don W. Perry, and B. Grant Yarber continued after the annual shareholders’ meeting until 2007. In addition, the term of office of James A. Barnwell, Jr., John F. Grimes, III, Robert L. Jones, Richard H. Shirley, J. Rex Thomas and Samuel J. Wornom, III continued after the annual shareholders’ meeting until 2008.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of A. Christine Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 9th day of August 2006.

CAPITAL BANK CORPORATION

By:	/s/ A. Christine Baker

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of A. Christine Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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