Form 10-Q
period 2006-09-30
CAPITAL BANK CORP
filed 2006-11-09
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

CAPITAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	000-30062	56-2101930
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

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
Yes ☐ No ☒

As of November 8, 2006 there were 11,507,167 shares outstanding of the registrant’s common stock, no par value.

Capital Bank Corporation
Form 10-Q for the Quarterly Period Ended September 30, 2006

Capital Bank Corporation

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 and December 31, 2005
	September 30, 2006	December 31, 2005
(Dollars in thousands except share data)	(Unaudited)

ASSETS
Cash and due from banks:
Interest earning	$12,679	$4,603
Noninterest earning	38,908	30,544
Cash held in escrow	-	33,185
Federal funds sold and short term investments	20,523	8,757
Investment securities - available for sale, at fair value	189,627	149,266
Investment securities - held to maturity, at amortized cost	11,020	12,334
Loans - net of unearned income and deferred fees	1,003,835	668,982
Allowance for loan losses	(13,894)	(9,592)
Net loans	989,941	659,390
Premises and equipment, net	23,354	14,868
Bank owned life insurance	20,408	19,857
Deposit premium and goodwill, net	66,616	12,853
Deferred tax assets	8,098	6,305
Other assets	18,499	15,249
Total assets	$1,399,673	$960,906

LIABILITIES
Deposits:
Demand, noninterest bearing	$108,052	$77,847
Savings and interest bearing demand deposits	355,932	237,005
Time deposits	579,771	383,628
Total deposits	1,043,755	698,480
Repurchase agreements and federal funds purchased	28,582	14,514
Borrowings	111,027	93,173
Short-term debt	-	30,000
Subordinated debentures	30,930	30,930
Other liabilities	24,508	10,317
Total liabilities	1,238,802	877,414

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 authorized; 11,507,167 and 6,852,156 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	141,532	70,985
Retained earnings	21,180	14,179
Accumulated other comprehensive loss	(1,841)	(1,672)
Total shareholders’ equity	160,871	83,492
Total liabilities and shareholders’ equity	$1,399,673	$960,906

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Dollars in thousands except share and per share data)

Interest income:
Loans and loan fees	$19,982	$10,993	$55,646	$31,140
Investment securities	2,223	1,720	6,488	5,144
Federal funds and other interest income	463	365	1,313	498
Total interest income	22,668	13,078	63,447	36,782
Interest expense:
Deposits	8,677	4,157	22,115	11,015
Borrowings and repurchase agreements	2,398	1,492	6,741	4,272
Total interest expense	11,075	5,649	28,856	15,287
Net interest income	11,593	7,429	34,591	21,495
Provision (credit) for loan losses	(215)	(113)	446	(522)
Net interest income after provision (credit) for loan losses	11,808	7,542	34,145	22,017
Noninterest income:
Service charges and other fees	895	771	2,921	2,142
Mortgage fees and revenues	507	554	1,525	1,212
Net gain on sale of securities	128	-	128	7
Bank owned life insurance	183	161	597	385
Other noninterest income	545	304	1,714	963
Total noninterest income	2,258	1,790	6,885	4,709
Noninterest expense:
Salaries and employee benefits	4,287	3,536	13,680	10,164
Occupancy	1,044	666	2,760	1,906
Furniture and equipment	675	356	1,729	1,093
Director fees	369	325	1,028	717
Data processing	214	301	814	930
Advertising	234	217	813	596
Amortization of deposit premiums	342	53	1,028	160
Professional fees	290	207	856	739
Telecommunications	194	145	579	428
Other expenses	1,420	923	3,937	2,638
Total noninterest expense	9,069	6,729	27,224	19,371
Net income before tax expense	4,997	2,603	13,806	7,355
Income tax expense	1,730	869	4,725	2,463
Net income	$3,267	$1,734	$9,081	$4,892

Earnings per share - basic	$0.28	$0.26	$0.78	$0.72
Earnings per share - diluted	$0.28	$0.25	$0.78	$0.71

Weighted average shares:
Basic	11,611,476	6,800,813	11,622,442	6,762,292
Fully diluted	11,694,498	6,904,321	11,708,446	6,905,809

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)

Balance at January 1, 2005	6,612,787	$68,341	$305	$9,092	$77,738
Repurchase of outstanding common stock	(50,000)	(892)	-	-	(892)
Issuance of common stock for services	99,258	1,588	-	-	1,588
Issuance of common stock for options exercised	133,659	1,241	-	-	1,241
Net income	-	-	-	4,892	4,892
Other comprehensive loss			(1,100)		(1,100)
Comprehensive income					3,792
Dividends ($0.18 per share)	-	-	-	(1,199)	(1,199)
Balance at September 30, 2005	6,795,704	$70,278	$(795)	$12,785	$82,268

Balance at January 1, 2006	6,852,156	$70,985	$(1,672)	$14,179	$83,492
Repurchase of outstanding common stock	(309,721)	(5,038)	-	-	(5,038)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	-	-	74,499
Issuance of common stock for options exercised	82,102	951	-	-	951
Noncash compensation	-	135	-	-	135
Net income	-	-	-	9,081	9,081
Other comprehensive loss			(169)		(169)
Comprehensive income					8,912
Dividends ($0.18 per share)	-	-	-	(2,080)	(2,080)
Balance at September 30, 2006	11,507,167	$141,532	$(1,841)	$21,180	$160,871

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
(Dollars in thousands)

Cash flows from operating activities:
Net income	$9,081	$4,892
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	1.028	160
Depreciation	1,624	1,082
Net gains on sale of securities available for sale	(128)	(7)
(Gain) loss on disposal of premises, equipment and real estate owned	(124)	-
Change in held for sale loans, net	(3,890)	(5,310)
Amortization of premiums on securities, net	104	235
Deferred income tax expense	4,705	794
Issuance of stock for compensation	-	1,588
Provision (credit) for loan losses	446	(522)
Changes in assets and liabilities:
Accrued interest receivable and other assets	3,024	(6,941)
Accrued interest payable and other liabilities	11,220	(78)
Net cash provided by (used in) operating activities	27,090	(4,107)

Cash flows from investing activities:
Loan (originations) repayments, net	(97,506)	11,958
Additions to premises and equipment	(4,094)	(1,984)
Net (purchase) sales of Federal Home Loan Bank stock	543	(47)
Purchase of securities available for sale	(69,690)	(24,262)
Purchase of securities held to maturity	-	(1,560)
Proceeds from maturities of securities available for sale	12,542	16,370
Proceeds from sales of securities available for sale	125,992	4,399
Proceeds from maturities of securities held to maturity	1,324	2,273
Net cash paid in merger transaction	(37,541)	-
Proceeds from sales of premises, equipment and real estate owned	1,231	726
Net cash (used in) provided by investing activities	(67,199)	7,873

Cash flows from financing activities:
Net increase in deposits	73,239	48,207
Net increase (decrease) in repurchase agreements	14,068	(4,135)
Net decrease in borrowings	(16,290)	(3,795)
Repayment of short-term debt	(30,000)	-
Distribution of cash held in escrow	33,185	-
Dividends paid	(1,800)	(1,188)
Issuance of common stock for options and other plans	951	1,241
Repurchase of common stock	(5,038)	(892)
Net cash provided by financing activities	68,315	39,438

Net change in cash and cash equivalents	28,206	43,204
Cash and cash equivalents at beginning of period	43,904	23,011
Cash and cash equivalents at end of period	$72,110	$66,215
(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises and equipment to other real estate owned	$2,866	$1,417
Dividends payable	$691	$408
Cash paid for:
Income taxes	$371	$2,379
Interest	$28,230	$15,123

Acquisition of 1st State Bancorp:
Fair value of assets acquired	$430,131	$-
Issuance of common stock	$74,499	$-
Cash paid, including transaction costs	$46,639	$-
Liabilities assumed	$308,993	$-

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included and all significant intercompany transactions have been eliminated in consolidation. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported. The results of operations for the three and nine months period ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation clarifies the accounting for uncertain tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in Statement of Financial Accounting Standards (“ SFAS”) No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. FIN 48 is effective as of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48, but does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently in the process of evaluating the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect the Company’s current accounting policies and procedures and our financial statements. The Company has not determined whether the adoption of SFAS No. 157 will have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for fiscal years ending after December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending after December 31, 2008. The Company is currently evaluating the effect of SFAS No. 158, but does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial condition or results of operations.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. The Company considers the effect of the proposed statements on the financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

2.  Acquisition of 1st State Bancorp

On January 3, 2006, the Company completed its acquisition of all the outstanding capital stock of 1st State Bancorp, Inc. (“1st State Bancorp”), the holding company for 1st State Bank. (“1st State Bank”). The total purchase price was approximately $121.1 million, including transaction costs of $6.3 million. The Company issued approximately 4.9 million shares of common stock and paid $40.3 million in cash in exchange for 100% of 1st State Bancorp’s outstanding common stock and stock options. The transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

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

	Three Month Period Ended September 30, 2005	Nine Month Period Ended September 30, 2005
(Dollars in thousands except per share data)

Net interest income	$10,435	$30,262
Noninterest income	$2,263	$6,138
Noninterest expense	$9,251	$26,985
Net income	$2,194	$6,079
Net income per common share - basic	$0.19	$0.52
Net income per common share - diluted	$0.19	$0.52

3.  Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s comprehensive income for the nine months periods ended September 30, 2006 and 2005 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2006 and 2005 (unaudited). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities, net of the applicable income tax effect and are as follows:

	2006	2005
(Dollars in thousands)	(Unaudited)

Three Month Period Ended September 30, 2006 and 2005
Unrealized gains (losses) on available for sale securities	$2,438	$(1,060)
Reclassification of gains recognized in net income	(128)	-
Income tax benefit (expense)	(891)	408
Other comprehensive income (loss)	$1,419	$(652)

Nine Month Period Ended September 30, 2006 and 2005
Unrealized losses on available for sale securities	$(147)	$(1,783)
Reclassification of gains recognized in net income	(128)	(7)
Income tax benefit	106	690
Other comprehensive loss	$(169)	$(1,100)

4.  Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2006 and 2005, respectively:

	2006	2005
(Dollars in thousands except share data)	(Unaudited)

Three Month Period Ended September 30, 2006 and 2005
Income available to shareholders - basic and diluted	$3,267	$1,734
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	11,611,476	6,800,813
Incremental shares from assumed exercise of stock options	83,022	103,508
Weighted average number of shares outstanding - diluted	11,694,498	6,904,321

Nine Month Period Ended September 30, 2006 and 2005
Income available to shareholders - basic and diluted	$9,081	$4,892
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	11,622,442	6,762,292
Incremental shares from assumed exercise of stock options	86,004	143,517
Weighted average number of shares outstanding - diluted	11,708,446	6,905,809

For the three and nine month periods ended September 30, 2006 and 2005, options to purchase approximately 345,470 shares and 458,015 shares, respectively, of common stock were used in the diluted calculation. For the three and nine month periods ended September 30, 2006 and 2005, options to purchase approximately 65,250 shares and 80,850 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

5. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Effective January 1, 2006, the Company began recognizing the cost of all new employee share-based awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The Company previously accounted for stock options using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and SFAS No. 123. Under SFAS No. 123, the Company was required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. For the three and nine month periods ended September 30, 2005, the Company disclosed net income and earnings per share, as reported and pro forma, as follows:

Three Month Period Ended September 30, 2005
(Dollars in thousands except per share data)

Net income	As reported	$1,734
	Pro forma	$1,701
Net income per share - basic	As reported	$0.26
	Pro forma	$0.25
Net income per share - diluted	As reported	$0.25
	Pro forma	$0.25

Nine Month Period Ended September 30, 2005
(Dollars in thousands except per share data)

Net income	As reported	$4,892
	Pro forma	$4,773
Net income per share - basic	As reported	$0.72
	Pro forma	$0.71
Net income per share - diluted	As reported	$0.71
	Pro forma	$0.70

On December 29, 2005, the Compensation/Human Resources Committee of the Board of Directors of the Company approved the acceleration of vesting of all the outstanding unvested stock options awarded under the Company’s Equity Incentive Plan. As a result, options to purchase 67,200 shares of the Company’s common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005. As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under SFAS No. 123R over the next five years was eliminated. Accordingly, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating results or financial condition.

The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors. At September 30, 2006, options for 186,709 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options which were assumed under various plans from previously acquired financial institutions, of which approximately 138,666 remain outstanding. Grants of options are made by the Board of Directors or its Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions. There were no new stock option grants in the nine months ended September 30, 2006 and all options outstanding as of September 30, 2006 were fully vested.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of their total director’s fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s option) after the participant ceases to serve as a director for any reason. The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. For the three and nine month periods ended September 30, 2006, the Company recognized $86,000 and $181,000, respectively, of share-based expense related to the Deferred Compensation Plan.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the nine months ended September 30, 2006:

	Shares	WAEP

Outstanding at January 1, 2006	495,822	$11.65
Granted	-	-
Exercised	(82,102)	11.59
Terminated	(12,832)	10.57
Outstanding at September 30, 2006	400,888	$11.69

Options exercisable at September 30, 2006	400,888	$11.69

The following table summarizes information about the Company’s stock options at September 30, 2006:
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 - $9.00	135,538	3.67	135,538
$9.01 - $12.00	102,223	4.59	102,223
$12.01 - $15.00	33,750	2.27	33,750
$15.01 - $18.00	69,127	6.47	69,127
$18.01 - $18.37	60,250	8.24	60,250
	400,888	4.95	400,888

The fair values of the options granted prior to January 1, 2006 had been estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life, the expected dividend yield was based on the Company’s historical annual dividend payout, and the risk-free rate was based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in the determining fair value for options granted in the quarter ended September 30, 2006 and 2005, respectively:

	2006	2005

Dividend yield	-	1.31%
Expected volatility	-	27.17%
Risk-free interest rate	-	4.03%
Expected life	-	7 years

6. Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)

Description of Security
Available for sale
Direct obligations of U.S. government agencies	$22,509	$74	$36,160	$977	$58,669	$1,051
Municipal bonds	7,814	28	3,940	111	11,754	139
Mortgage-backed securities	11,867	66	58,488	2,044	70,355	2,110
	42,190	168	98,588	3,132	140,778	3,300
Held to maturity
Direct obligations of U.S. government agencies	-	-	3,895	101	3,895	101
Municipal bonds	-	-	286	14	286	14
Mortgage-backed securities	-	-	6,495	228	6,495	228
	-	-	10,676	343	10,676	343
Total at September 30, 2006	$42,190	$168	$109,264	$3,475	$151,454	$3,643

The unrealized losses on the Company‘s investments in direct obligations of U.S. government agencies and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

7. Loans

The composition of the loan portfolio by loan classification at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
(Dollars in thousands)

Commercial	$825,122	$555,198
Consumer	35,621	26,222
Home equity lines	88,806	65,566
Residential mortgages	54,219	21,863
	1,003,768	668,849
Plus deferred loan costs, net	67	133
	$1,003,835	$668,982

Loans held for sale as of September 30, 2006 and December 31, 2005 were $8.2 million and $4.2 million, respectively, and were included in the residential mortgage category.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties. Since many unused lines of credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s exposure to credit risk was as follows:
	September 30, 2006	December 31, 2005
(Dollars in thousands)

Unused lines of credit	$280,747	$188,170
Standby letters of credit	6,412	8,563
Total commitments	$287,159	$196,733

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine months periods ended September 30, 2006 and 2005 for Capital Bank Corporation (the “Company”) and it’s wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1. of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Part II, Item 1A of this report, and the Company’s periodic reports and other filings with the SEC.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended, on pages 40-46. These policies are important in understanding management’s discussion and analysis. Some of the Company’s accounting policies require the Company to make estimates and judgments regarding uncertainties that may affect the reported amounts of assets, liabilities, revenues and expenses.

The Company has identified five accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, investments, valuation allowances, goodwill and the impairment of long-lived assets. In many cases, there are several alternative judgments that could be used in the estimation process. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on the Company’s critical accounting policies, refer to pages 17-18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

Executive Summary

As discussed in more detail below, the following is a brief summary of our significant results for the quarter ended September 30, 2006:

●
The Company reported net income for the quarter ended September 30, 2006 of $3.3 million compared to $1.7 million for the quarter ended September 30, 2005. Fully diluted earnings per share were $0.28 and $0.25 for the quarter ended September 30, 2006 and 2005, respectively.

●
The increase in net income was primarily due to a $4.2 million increase in net interest income, which reflects the addition of the assets and liabilities acquired in the 1st State Bancorp merger transaction and a 34 basis point increase in the net interest margin, offset by a $2.3 million increase in noninterest expenses, which includes the costs associated with the assimilation of 1st State Bancorp’s employees and operations into the Company.

●
The credit for loan losses for the quarter ended September 30, 2006 was $215,000 compared to a credit in the quarter ended September 30, 2005 of $113,000. The decrease in the credit for loan losses is primarily due to net recoveries for the quarter offset by the estimated inherent losses associated with the net growth in the loan portfolio during the quarter ended September 30, 2006. Net recoveries for the quarter ended September 30, 2006 were $102,000, or 0.04% of average loans, compared to net charge-offs of $118,000, or 0.07% of average loans, for the quarter ended September 30, 2005.

●
Net interest income for the quarter ended September 30, 2006 rose to $11.6 million, a 56.1% increase over the $7.4 million reported in the quarter ended September 30, 2005. The Company’s net interest margin widened to 3.91%, a 34 basis point increase over the quarter ended September 30, 2005. The increase in net interest income is primarily due to the incremental effects of 1st State Bancorp’s interest-earning assets and interest-bearing liabilities, higher organic loan and deposit growth for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and the current level of interest rates.

●
Noninterest income for the quarter ended September 30, 2006 increased $0.5 million to $2.3 million compared to $1.8 million in the quarter ended September 30, 2005. This increase is primarily due to higher service charges and other fees as a result of a higher volume of transaction accounts, including those acquired in the 1st State Bancorp transaction, $208,000 related to distributions from two limited partner investments, and $128,000 in net gains realized on the sale of investment securities.

●
Noninterest expense was $9.1 million for the quarter ended September 30, 2006 compared to $6.7 million for the quarter ended September 30, 2005. The increase is primarily due to higher salaries and employee benefits, which increased by $0.8 million in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase in salaries and employee benefits was primarily due to an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp transaction and the transition to in-house operations as well as higher costs associated with the Company’s growth.

Financial Condition

Total consolidated assets of the Company at September 30, 2006 were $1.4 billion compared to $960.9 million at December 31, 2005, an increase of $438.8 million, or approximately 46%. The increase in total consolidated assets for the nine month period ended September 30, 2006 is primarily due to a $330.6 million increase in the Bank’s loan portfolio, net of the allowance for loan losses, since December 31, 2005, which includes $230.6 million of net loans acquired in the 1st State Bancorp transaction. Total deposits as of September 30, 2006 were $1.04 billion, which represents growth of $345.3 million from December 31, 2005 and includes $267.0 million of total deposits acquired in the 1st State Bancorp transaction.

Total earning assets were $1.24 billion at September 30, 2006 compared to $843.9 million at December 31, 2005. Earning assets represented 88.4% and 87.8% of total assets as of September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, investment securities were $200.6 million, which includes $7.8 million of investment securities acquired in the 1st State Bancorp transaction, compared to $161.6 million at December 31, 2005, an increase of $39.0 million due to new investment security purchases. Interest-earning cash, federal funds sold and short term investments were $33.2 million at September 30, 2006, an increase of $19.8 million from December 31, 2005. The Company has increased its holdings of short-term investment assets to maintain liquidity for loan fundings and future commitments. As of December 31, 2005, the Company had $33.1 million of cash held in escrow, which represented funds the Company was required to deposit with its transfer agent for payment to 1st State Bancorp shareholders as cash consideration in connection with the 1st State Bancorp merger transaction. Earning assets exclude bank owned life insurance, which increased from $19.9 million at December 31, 2005 to $20.4 million at September 30, 2006 due to the increase in cash surrender values.

The allowance for loan losses as of September 30, 2006 was $13.9 million and represented approximately 1.38% of total loans at September 30, 2006. The allowance for loan losses increased $4.3 million from the December 31, 2005 balance of $9.6 million. The increase is primarily due to the addition of 1st State Bank’s $7.6 million allowance for loan losses offset by $3.8 million of net charge-offs during the first nine months of 2006. Management believes that the amount of the allowance is adequate to absorb the estimated probable losses inherent in the current loan portfolio. See “Asset Quality” for further discussion of the allowance for loan losses.

Total deposits as of September 30, 2006 were $1.04 billion, an increase of $345.3 million, or 49.4%, from December 31, 2005. The increase was primarily due to the infusion of $267.0 million of deposits acquired in the 1st State Bancorp transaction and organic deposit growth as a result of the Company’s focus on growing core deposits. As of September 30, 2006, the Company experienced an increase of $160.6 million, or 45.6%, in certificates of deposit (“CDs”) compared to December 31, 2005, which includes $139.8 million of CDs acquired in the 1st State Bancorp transaction. Total time deposits represented 55.5% of total deposits at September 30, 2006 compared to 54.9% at December 31, 2005. The Company introduced a new high yield checking account product, Smart Checking, during the second quarter of 2006. This product is designed to generate higher debit card interchange income to offset the higher yield offered. As of September 30, 2006, there were 3,178 Smart Checking accounts and $13.3 million of deposits associated with this new product.

Noninterest bearing demand deposit accounts (“DDA”) were $108.1 million at September 30, 2006, an increase of $30.2 million, or 38.8%, from December 31, 2005, which includes $19.8 million of noninterest bearing deposits acquired in the 1st State Bancorp transaction. The average balance of noninterest DDA accounts was $99.6 million during the quarter ended September 30, 2006 compared to $76.7 million during the quarter ended September 30, 2005.

Total consolidated shareholders’ equity was $160.9 million as of September 30, 2006, an increase of $77.4 million from December 31, 2005. The Company issued 4.9 million shares of common stock valued at $74.5 million in connection with the 1st State Bancorp transaction. For the nine month period ended September 30, 2006, the Company repurchased 309,721 shares of its common stock at an aggregate cost of $5.0 million. See Part II - Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases. Retained earnings increased by $7.0 million reflecting $9.1 million of net income for the nine months period ended September 30, 2006 less $2.1 million of dividends paid during the nine months ended September 30, 2006. Accumulated other comprehensive loss, which represents the unrealized loss on available for sale securities, net of related tax benefits, was $1.8 million, an increase of $0.2 million for the nine months period ended September 30, 2006, which is due to the effect that rising interest rates have on the fair value of the Company’s investment security portfolio. See Item 1. Financial Statements - Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Results of Operations

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

For the quarter ended September 30, 2006, the Company reported net income of $3.3 million, or $0.28 per diluted share, compared to net income of $1.7 million, or $0.25 per diluted share, for the quarter ended September 30, 2005. Net income increased by $1.5 million primarily due to higher loan and deposit balances on which net interest income and noninterest income are generated offset by higher operating expenses. The increased balances were primarily the result of the 1st State Bancorp transaction combined with organic loan and deposit growth. The Company’s net interest margin also improved in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 as a result of the higher interest rates and the Company’s asset-sensitive position. The net interest margin, on a tax equivalent basis, for the quarter ended September 30, 2006 decreased by 13 basis points compared to the net interest margin for the quarter ended June 30, 2006. The Company expects further net interest margin compression in the near term and is taking steps to mitigate its exposure to interest rate volatility, including entering into a three year $100 million (notional) interest rate swap transaction in October 2006 that will be accounted for as a cash flow hedge.

Net interest income increased $4.2 million, or 56.1%, from $7.4 million for the quarter ended September 30, 2005, to $11.6 million for the quarter ended September 30, 2006. Average earning assets increased $369.0 million to $1.21 billion for the quarter ended September 30, 2006 from $844.0 million for the quarter ended September 30, 2005. Average interest bearing liabilities increased $339.7 million to $1.09 billion for the quarter ended September 30, 2006 from $753.5 million for the quarter ended September 30, 2005. The net interest margin on a fully taxable equivalent basis increased by 34 basis points to 3.91% for the quarter ended September 30, 2006 from 3.57% for the quarter ended September 30, 2005. The earned yield on average interest earnings assets was 7.53% and 6.22% for the quarter ended September 30, 2006 and 2005, respectively, while the interest rate on average interest bearing liabilities for those periods was 4.02% and 2.97%, respectively. The increase in the net interest margin is primarily attributed to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee (“FOMC”). The Company’s balance sheet remains asset sensitive and, as a result, its interest earning assets reprice faster than its interest bearing liabilities. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC. The FOMC did not change the benchmark federal funds rate during the quarter ended September 30, 2006. The Company expects its effective cost of interest bearing liabilities will increase during the quarter ended December 31, 2006 as a result of increased competition for funds in the Company’s primary markets.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Three Months Ended September 30, 2006 and 2005
Taxable Equivalent Basis 1
	2006			2005
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: [2]
Commercial	$806,005	$16,432	8.09%	$519,300	$8,920	6.81%
Consumer	30,910	701	9.00%	31,686	635	7.95%
Home equity	90,618	1,965	8.60%	60,697	1,011	6.61%
Residential mortgages [3]	54,504	882	6.42%	26,060	427	6.50%
Total loans	982,037	19,980	8.07%	637,743	10,993	6.84%
Investment securities [4]	195,323	2,586	5.25%	162,282	1,884	4.61%
Federal funds sold and other interest on short-term investments	35,642	463	5.15%	43,967	365	3.29%
Total interest earning assets	1,213,002	$23,029	7.53%	843,992	$13,242	6.22%
Cash and due from banks	32,094			24,759
Other assets	133,897			63,453
Allowance for loan losses	(13,161)			(10,062)
Total assets	$1,365,832			$922,142

Liabilities and Equity
Savings deposits	$38,137	$48	0.50%	$16,831	$22	0.52%
Interest-bearing demand deposits	304,355	2,521	3.29%	213,824	1,090	2.02%
Time deposits	578,018	6,107	4.19%	389,925	3,045	3.10%
Total interest-bearing deposits	920,510	8,676	3.74%	620,580	4,157	2.66%
Borrowed funds	110,164	1,402	5.05%	99,648	1,073	4.27%
Subordinated debt	30,930	619	7.94%	20,620	331	6.37%
Repurchase agreements	31,562	378	4.75%	12,605	88	2.77%
Total interest-bearing liabilities	1,093,166	$11,075	4.02%	753,453	$5,649	2.97%
Noninterest-bearing deposits	99,633			76,731
Other liabilities	11,132			10,352
Total liabilities	1,203,931			840,536
Shareholders’ equity	161,901			81,606
Total liabilities and shareholders’ equity	$1,365,832			$922,142

Net interest spread [5]			3.51%			3.25%
Tax equivalent adjustment		$363			$164
Net interest income and net interest margin [6]		$11,954	3.91%		$7,593	3.57%

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

Interest income on loans increased from $11.0 million for the quarter ended September 30, 2005 to $20.0 million for the quarter ended September 30, 2006. The increase is primarily due to higher average loan balances, which increased by $344.3 million primarily due to loan balances acquired in the 1st State Bancorp transaction and organic loan growth, and higher loan yields. Yields on commercial, consumer, and home equity increased 128 basis points, 105 basis points and 199 basis points, respectively, in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Higher yields in 2006 reflect the increase in the prime rate charged by the Bank between those two periods. Variable rate loans made up approximately 70% of the total loan portfolio at September 30, 2006 and 2005.

Interest income on investment securities increased from $1.7 million for the quarter ended September 30, 2005 to $2.2 million for the quarter ended September 30, 2006. The increase is primarily due to an increase in average balances outstanding between the periods, which increased by $33.0 million. The yield on investment securities on a tax-equivalent basis increased from 4.61% in the quarter ended September 30, 2005 to 5.25% in the quarter ended September 30, 2006. The increase is primarily due to higher yields on new investment securities purchases as a result of the higher interest rate environment in 2006 compared to 2005.

Interest expense on deposits increased from $4.2 million for the quarter ended September 30, 2005 to $8.7 million for the quarter ended September 30, 2006. The increase is primarily due to an increase in the average balance of interest bearing deposits outstanding, which increased $299.9 million primarily due to deposit balances acquired in the 1st State Bancorp transaction and organic deposit growth, and higher deposit rates. The average rate paid on time deposits increased from 3.10% for the quarter ended September 30, 2005 to 4.19% for the quarter ended September 30, 2006, a 109 basis point rise, as new certificates were opened at higher rates due to the rising interest rate environment. Rates on shorter maturity CDs have increased significantly with the FOMC interest rate increases and management anticipates the Bank’s CD funding costs will continue to increase in the fourth quarter of 2006.

Interest expense on borrowings increased from $1.5 million for the quarter ended September 30, 2005 to $2.4 million for the quarter ended September 30, 2006. The increase is primarily due to higher outstanding borrowing and subordinated debt balances and an increase in interest rates. The rate on borrowings and subordinated debentures for the quarter ended September 30, 2006 increased to 5.05% and 7.94%, respectively, from 4.27% and 6.37%, respectively, for the quarter ended September 30, 2005. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. In the quarter ended September 30, 2005, the net effect of the swaps was a reduction of interest expense, however, as a result of the significant increase in short-term interest rates, the net effect of the swaps was an increase in interest expense for the quarter ended September 30, 2006. As short-term interest rates have increased following the FOMC rate increases, the overall effective rate on both borrowings and subordinated debt has increased.

For the quarter ended September 30, 2006, the credit for loan losses was $215,000 compared to a credit of $113,000 for the quarter ended September 30, 2005, a decrease of $102,000. The decrease in the credit for loan losses was primarily due to net recoveries of $102,000 and the estimated inherent losses associated with the net growth in the loan portfolio during the quarter ended September 30, 2006 and other factors as discussed more fully below under “Asset Quality.” Net charge-offs (recoveries) for the quarter ended September 30, 2006 were ($102,000), or (0.04%) of average loans, compared to $118,000, or 0.07% of average loans, for the quarter ended September 30, 2005.

Noninterest income for the quarter ended September 30, 2006 was $2.3 million compared to $1.8 million for the quarter ended September 30, 2005, an increase of $0.5 million. This increase was primarily due to a $124,000 increase in service charges and other fees as a result of a higher volume of transaction accounts, which were acquired in the 1st State Bancorp transaction, $208,000 related to distributions from two limited partner investments and $128,000 of net capital gains generated from investment security sales.

Noninterest expense for the quarter ended September 30, 2006 was $9.1 million compared to $6.7 million for the quarter ended September 30, 2005. Salaries and employee benefits, representing the largest noninterest expense category, increased to $4.3 million for the quarter ended September 30, 2006, from $3.5 million for the quarter ended September 30, 2005. The increase was primarily due to an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp transaction and the transition to in-house operations and increased benefit costs, offset by reductions in incentive compensation and supplemental retirement plan accruals. As of September 30, 2006, the Company had 322 full-time equivalent employees compared to 247 at September 30, 2005 and 256 at December 31, 2005.

Occupancy costs, the second largest component of noninterest expenses, increased $378,000 to $1.0 million for the quarter ended September 30, 2006 from $666,000 for the quarter ended September 30, 2005. The increase is primarily due to expenses associated with branches acquired in the 1st State Bancorp transaction and higher rent expense related to the Company’s new headquarters. Furniture and equipment expenses for the quarter ended September 30, 2006 increased $319,000 from the same period in 2005 primarily due to higher equipment maintenance costs associated with the increase in branch locations and higher depreciation associated with computer equipment acquired for the Company’s operations center. Data processing expenses for the quarter ended September 30, 2006 decreased $87,000 from the same period in 2005 primarily due to a reduction in external item processing costs as a result of bringing operations in-house in 2006. The Company anticipates data processing costs will continue to decrease in future periods as a result of consolidating the transaction processing at its operations center in Burlington, North Carolina.

Deposit premium amortization for the quarter ended September 30, 2006 increased $289,000 from the same period in 2005 primarily as a result of the deposit premium intangible associated with the 1st State Bancorp transaction, which was valued at $5.3 million as of the closing date and is being amortized over eight years. Professional fees for the quarter ended September 30, 2006 increased $83,000 from the same period in 2005 primarily due to higher legal fees and consulting expenses. Other expenses for the quarter ended September 30, 2006 increased $497,000 from the same period in 2005 primarily due to increased costs associated with operational losses, travel and entertainment and office supplies and printing, which increased by $111,000, $122,000 and $103,000, respectively.

The Company’s effective tax rate for the quarter ended September 30, 2006 was 34.6% compared to 33.4% for the same period in 2005. The increase in the effective rate is primarily due to lower proportion of tax exempt income to taxable income for the quarter ended September 30, 2006 compared to the same period in 2005. Income tax expense for the quarter ended September 30, 2006 and 2005 was $1.7 million and $0.9 million respectively. The Company forecasts its taxable and non-taxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period.

Results of Operations

Nine month periods ended September 30, 2006 and 2005

For the nine month period ended September 30, 2006, the Company reported net income of $9.1 million, or $0.78 per diluted share, compared to net income of $4.9 million, or $0.71 per diluted share, for the nine month period ended September 30, 2005. Net income increased by $4.2 million primarily due to higher net interest income, which increased as a result of higher loan and deposit balances acquired in the 1st State Bancorp transaction and organic loan and deposit growth, an improved net interest margin and higher noninterest income offset by higher noninterest expenses.

Net interest income increased $13.1 million, or 60.9%, from $21.5 million for the nine month period ended September 30, 2005, to $34.6 million for the nine month period ended September 30, 2006. Average earning assets increased $353.4 million to $1.18 billion for the nine month period ended September 30, 2006 from $827.8 million for the nine month period ended September 30, 2005. Average interest bearing liabilities increased $317.4 million to $1.06 billion for the nine month period ended September 30, 2006 from $740.2 million for the nine month period ended September 30, 2005. The net interest margin on a fully taxable equivalent basis increased 45 basis points to 4.00% for the nine month period ended September 30, 2006 from 3.55% for the nine month period ended September 30, 2005. The earned yield on average interest earnings assets was 7.27% and 6.02% for the nine month periods ended September 30, 2006 and 2005, respectively, while the interest rate on average interest bearing liabilities for those same periods was 3.65% and 2.76%, respectively. The increase in the net interest margin is primarily due to higher loan yields, which increased from 6.44% for the nine month period ended September 30, 2005 to 7.80% for the nine month period ended September 30, 2006 offset partially by higher deposits interest rates, which increased from 2.44% for the nine month period ended September 30, 2005 to 3.33% for the nine month period ended September 30, 2006. The increase in loan yields and deposit interest rates is primarily attributed to increases in the benchmark federal funds rates as determined by the FOMC.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Nine Months Ended September 30, 2006 and 2005
Taxable Equivalent Basis 1
	2006			2005
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: [2]
Commercial	$772,893	$45,211	7,82%	$527,204	$25,316	6.42%
Consumer	30,272	1,977	8.73%	31,606	1,796	7.60%
Home equity	95,696	5,754	8.04%	61,455	2,839	6.18%
Residential mortgages [3]	54,608	2,704	6.62%	25,882	1,189	6.14%
Total loans	953,469	55,646	7.80%	646,147	31,140	6.44%
Investment securities [4]	193,301	7,234	5.00%	160,400	5,635	4.70%
Federal funds sold and other interest on short-term investments	34,434	1,313	5.10%	21,225	498	3.14%
Total interest earnings assets	1,181,204	$64,193	7.27%	827,772	$37,273	6.02%
Cash and due from banks	31,890			23,501
Other assets	134,935			58,881
Allowance for loan losses	(14,869)			(10,410)
Total assets	$1,333,160			$899,744

Liabilities and Equity
Savings deposits	$41,143	$160	0.52%	$16,607	$63	0.51%
Interest-bearing demand deposits	283,023	6,051	2.86%	194,156	2,576	1.77%
Time deposits	563,420	15,904	3.77%	392,365	8,376	2.85%
Total interest-bearing deposits	887,586	22,115	3.33%	603,128	11,015	2.44%
Borrowed funds	110,750	4,015	4.85%	102,336	3,119	4.07%
Subordinated debt	31,478	1,812	7.70%	20,620	912	5.91%
Repurchase agreements	27,766	914	4.40%	14,139	241	2.28%
Total interest-bearing liabilities	1,057,580	$28,856	3.65%	740,223	$15,827	2.76%
Noninterest-bearing deposits	101,705			69,007
Other liabilities	12,854			10,918
Total liabilities	1,172,139			820,148
Shareholders’ equity	161,021			79,596
Total liabilities and shareholders’ equity	$1,333,160			$899,744

Net interest spread [5]			3.62%			3.26%
Tax equivalent adjustment		$746			$491
Net interest income and net interest margin		$35,337	4.00%		$21,986	3.55%

[1]	The taxable equivalent basis is computed using a blended federal and state tax rate of approximately 38%.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
[3]	Includes loans held for sale.
[4]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[5]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[6]	Net interest margin represents net interest income divided by average interest-earning assets.

For the nine month period ended September 30, 2006, the provision for loan losses was $446,000 compared to a credit of $522,000 for the nine month period ended September 30, 2005, an increase of approximately $1.0 million. The increase in 2006 was primarily due to the overall net growth of the loan portfolio and the related estimated inherent losses in the portfolio and higher net charge-offs. The Company revised its allowance for loan loss estimation methodology during the nine month period ended September 30, 2005 related to specific loan loss allocations, which reduced the allowance for loan losses in 2005. Net charge-offs for the nine month period ended September 30, 2006 were $3.8 million compared to $355,000 for the nine month period ended September 30, 2005. Net charge-offs for the nine months period ended September 30, 2006 includes $2.9 million related to one 1st State Bank loan relationship that had been fully reserved by 1st State Bank as of December 31, 2005 and had no impact on the Bank’s loan loss provision for the nine months period ended September 30, 2006. See “Asset Quality” below for further discussion of the allowance for loan losses.

Noninterest income for the nine month period ended September 30, 2006, was $6.9 million compared to $4.7 million for the nine month period ended September 30, 2005, an increase of $2.2 million. Deposit service charges and fees increased by $779,000 as a result of a higher volume of transaction accounts, including accounts acquired in the 1st State Bancorp transaction. Mortgage fees and revenues increased by $313,000 primarily due to higher loan volumes and bank owned life insurance increased by $212,000 due to additional insurance purchased during the second quarter of 2005. Other noninterest income increased by $751,000 primarily due to higher brokerage income, which increased $237,000 due to higher investment product sales, $208,000 in distributions from two limited partner investments and a $138,000 gain on the sale of consolidated branch locations. The Company recognized $128,000 of net gains generated from investment security sales for the nine month period ended September 30, 2006 compared to $7,000 for the nine month period ended September 30, 2005.

Noninterest expense for the nine month period ended September 30, 2006 was $27.2 million compared to $19.4 million for the nine month period ended September 30, 2005. Salaries and employee benefits, representing the largest noninterest expense category, increased by $3.5 million to $13.7 million for the nine month period ended September 30, 2006, from $10.2 million for the nine month period ended September 30, 2005. This increase reflects an increase in the number of personnel employed by the Company as a result of the 1st State Bancorp transaction and the transition to in-house operations and increased benefit costs, offset by reductions in supplemental retirement plan accruals.

Occupancy costs and furniture and equipment expenses for the nine month period ended September 30, 2006 increased by $854,000 and $636,000, respectively, compared to the nine month period ended September 30, 2005 primarily due to the 1st State Bancorp transaction, which increased the number of branches in the Company’s network and higher expenses associated with the Company’s new headquarters. Directors’ fees increased $311,000 for the nine month period ended September 30, 2006 compared to the same period in 2005 primarily due to higher expense accruals associated with the directors’ supplemental retirement plan and the directors’ deferred compensation plan as a result of the adoption of SFAS No. 123R. Data processing expenses decreased $116,000 for the nine month period ended September 30, 2005 compared to the same period in 2005 primarily due to a reduction in external item processing costs as a result of bringing operations in-house in 2006. Advertising expenses for the nine month period ended September 30, 2006 increased by $217,000 compared to the same period in 2005 primarily due to costs associated with the promotion of a new checking account product and the opening of the Company’s new headquarters. Deposit premium amortization for the nine month period ended September 30, 2006 increased $868,000 compared to the same period in 2005 primarily due to the deposit premium intangible associated with the 1st State Bancorp transaction. Professional fees for the nine month period ended September 30, 2006 increased by $117,000 compared to the same period in 2005 primarily due to higher legal and accounting fees and higher consulting expenses associated with the integration of 1st State Bank. Other expenses for the nine month period ended September 30, 2006 increased $1.3 million from the same period in 2005 primarily due to higher costs associated with operational losses, travel and entertainment, and office supplies and printing, which increased $217,000, $285,000 and $307,000, respectively.

The Company’s effective tax rate for the nine months ended September 30, 2006 and 2005 was 34.2% and 33.5%, respectively. The change in the effective tax rate was due to changes in forecasted levels of taxable and tax exempt income and the increase for these comparable periods primarily reflects a lower mix of tax exempt income. The Company recorded income tax expense of $4.7 million and $2.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.

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

Beginning in the second quarter of 2005, the Company began estimating a specific allowance for loan losses associated with certain commercial loans risk-rated 5 or worse with outstanding balances greater than $750,000. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $13.9 million allowance for loan losses as of September 30, 2006, $2.6 million has been allocated to specific loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a credit of $215,000 for the quarter ended September 30, 2006, compared to a credit of $113,000 for the quarter ended September 30, 2005. The Company added 1st State Bank’s allowance for loan losses, which was $7.6 million as of December 31, 2005, to the Company’s allowance for loan losses. The Company continued to see overall favorable improvements in key risk metrics and trends associated with the credit quality of loan portfolio during the quarter ended September 30, 2006. Past due loans as a percentage of the average loans increased slightly from 0.96% at June 30, 2006 to 0.97% at September 30, 2006. Past dues greater than 90 days as a percentage of total loans was 0.44% and 0.48% at September 30, 2006 and June 30, 2006, respectively. Nonaccrual loans as a percentage of loans was 0.61% and 0.65% at September 30, 2006 and June 30, 2006, respectively.

The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Dollars in thousands)

Allowance for loan losses, beginning of period	$14,007	$10,075	$9,592	$10,721
1st State Bank loan loss allowance acquired	-	-	7,637	-
Net charge-offs:
Loans charged off:
Commercial	114	116	3,961	212
Consumer	118	12	254	292
Home equity lines	29	-	55	-
Mortgage	68	34	102	144
Total charge-offs	329	162	4,372[1]	648
Recoveries of loans previously charged off:
Commercial	376	27	501	251
Consumer	10	17	36	42
Home equity	27	-	31	-
Mortgage	18	-	23	-
Total recoveries	431	44	591	293
Total net charge-offs (recoveries)	(102)	118	3,781[1]	355
Loss provisions (credit) charged to operations	(215)	(113)	446	(522)
Allowance for loan losses, end of period	$13,894	$9,844	$13,894	$9,844

Net charge-offs (recoveries) to average loans during the period (annualized)	(0.04%)	0.07%	0.53%[1]	0.07%
Allowance as a percent of gross loans	1.38%	1.54%

1 Net charge-offs for the nine month period ended September 30, 2006 includes $2.9 million related to one 1st State Bank loan relationship that was fully reserved by 1st State Bank as of December 31, 2005. Excluding the $2.9 million net charge-off, the ratio of net charge-offs to average loans during the nine month period ending September 30, 2006 was 0.12%.

The following table presents an analysis of nonperforming assets as of September 30, 2006 and 2005 and December 31, 2005:

	September 30, 2006	September 30, 2005	December 31, 2005
(Dollars in thousands)

Nonaccrual loans:
Commercial and commercial real estate	$3,885	$3,915	$5,040
Mortgage	1,453	1,711	1,628
Construction	71	1,302	737
Equity lines	440	592	497
Consumer	259	239	176
Total nonaccrual loans	6,108	7,759	8,078
Foreclosed property held	637	1,608	771
Total nonperforming assets	$6,745	$9,367	$8,849

Nonperforming assets to total loans	0.67%	1.20%	1.32%
Nonperforming assets to total assets	0.48%	1.01%	0.92%
Allowance coverage of nonperforming loans	227%	127%	119%

At September 30, 2006, nonperforming assets were $6.7 million, a decrease of $2.1 million from December 31, 2005. The majority of the Company’s nonperforming loans are secured by real estate and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans existing at September 30, 2006.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no impaired loans at September 30, 2006 and December 31, 2005.

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

Foreclosed property decreased to $637,000 at September 30, 2006 from $771,000 at December 31, 2005. The decrease is primarily due to disposition of certain foreclosed properties. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or fair value. Foreclosed property as of September 30, 2006 excludes $776,000 related to two branch locations that are held for sale and are reported as other real estate owned pursuant to bank regulations and are also recorded at the lower of cost or fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset/Liability Management Committee of the Company’s Board of Directors. The Company had $72.1 million in its most liquid assets, cash and cash equivalents, as of September 30, 2006. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, which totaled $977.7 million and $652.1 million at September 30, 2006 and December 31, 2005, respectively, funded 69.9% of total assets at September 30, 2006 compared to 67.7% at December 31, 2005. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

On February 27, 2006, the Company announced that the Company’s Board of Directors had authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company’s common stock. Management plans to utilize share repurchases to manage capital levels of the Company. The Company plans to effect the repurchase program through open-market purchases. During the first nine months of 2006, the Company repurchased 309,721 shares at a weighted average price of $16.27 per share. See Part II - Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2006 and the minimum requirements are presented in the following table:

	Actual		Minimum Requirements To Be Well Capitalized
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Capital Bank Corporation
Total capital (to risk weighted assets)	$137,853	11.74%	$117,409	10.00%
Tier I capital (to risk weighted assets)	123,586	10.53%	70,445	6.00%
Tier 1 capital (to average assets)	123,586	9.53%	64,836	5.00%

Capital Bank
Total capital (to risk weighted assets)	$130,562	11.18%	$116,830	10.00%
Tier I capital (to risk weighted assets)	116,295	9.95%	70,098	6.00%
Tier 1 capital (to average assets)	116,295	9.00%	64,584	5.00%

Consolidated capital ratios decreased from December 31, 2005 due to the increase in risk-weighted and total assets associated with the 1st State Bancorp transaction exceeding the tangible capital acquired. Total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2005 were 13.71%, 11.73% and 10.64%, respectively.

Shareholders’ equity was $160.9 million, or $13.98 per share, at September 30, 2006. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

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

The Company utilizes an outside asset/liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly which evaluate the Company’s performance under different interest rate scenarios (flat, rising and declining). The following tables illustrate the output from the Company’s simulation model based on the balance sheets as of September 30, 2006 and December 31, 2005. The tables reflect rate-sensitive positions at September 30, 2006 and December 31, 2005, and are not necessarily indicative of positions on other dates. The projected results as of September 30, 2006 include the impact of the 1st State Bancorp transaction, which was completed on January 3, 2006.

The following table illustrates the Company’s interest rate sensitivity as of September 30, 2006 and December 31, 2005. The carrying amounts of interest rate sensitive assets and liabilities are presented in periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability amounts were based on estimated cash flows rather than contractual cash flows. The Company continues to be “asset sensitive” at September 30, 2006 as its assets reprice faster than its liabilities.

	Within One Year	One-Two Years	Two-Five Years	After Five Years	Total
(Dollars in thousands)

As of September 30, 2006
Total assets	$838,399	$94,444	$197,638	$269,192	$1,399,673
Total liabilities and equity	752,139	219,384	176,387	251,763	1,399,673
Interest rate sensitivity gap	$86,260	$(124,940)	$21,251	$17,429	$-
Cumulative interest rate sensitivity gap	$86,260	$(38,680)	$(17,429)	$-

As of December 31, 2005
Total assets	$569,081	$60,830	$182,755	$148,240	$960,906
Total liabilities and equity	387,158	250,575	115,821	207,352	960,906
Interest rate sensitivity gap	$181,923	$(189,745)	$66,934	$(59,112)	$-
Cumulative interest rate sensitivity gap	$181,923	$(7,822)	$59,112	$-

As of September 30, 2006 and December 31, 2005, under the flat rate scenario, the Company’s projected net interest income for the next twelve months was $50.8 million and $34.9 million, respectively. The table below measures the impact on net interest income of both a gradual and immediate 200 basis point change in interest rates over the twelve months following the interest rate change. Actual results could differ from these estimates.

	Change in 12-Months Projected Net Interest Income versus Projected Net Interest Income under No Rate Change
	September 30, 2006		December 31, 2005
	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in millions)

Basis point change:
+ 200 gradual	$4.1	8.1%	$2.9	8.3%
+ 200 immediate	5.6	11.0%	5.2	14.9%
No rate change
- 200 gradual	(1.4)	(2.8%)	(1.7)	(4.9%)
- 200 immediate	(2.0)	(3.9%)	(3.3)	(9.5%)

The table does not reflect the impact of hedging strategies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended, or the $100 million (notional) interest rate swap entered into in October 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has implemented changes in internal control over financial reporting as a result of remediation of matters identified through its review of internal control over financial reporting as required under Section 404 of the Sarbanes Oxley Act; however, it does not believe any of the changes implemented were material in nature.

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

We Compete with Larger Companies for Business

The banking and financial services business in our market areas continues to be a competitive field and is becoming more competitive as a result of:

●	Changes in regulations;
●	Changes in technology and product delivery systems; and
●	The accelerating pace of consolidation among financial services providers.

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

Government Regulations May Prevent or Impair Our Ability To Pay Dividends, Engage in Acquisitions or Operate in Other Ways

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

●	The payment of dividends to our shareholders;
●	Possible mergers with or acquisitions of or by other institutions;
●	Our desired investments;
●	Loans and interest rates on loans;
●	Interest rates paid on our deposits;
●	The possible expansion of our branch offices; and/or
●	Our ability to provide securities or trust services.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Risks and Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of our internal control over financial reporting and our external independent registered public accounting firm's audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation/Human Resources committees, our chief executive officer, our chief financial officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2006 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company:

Issuer Purchase of Equity Securities
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2006	-	$-	-	782,218
August 2006	30,200	$16.98	30,200	752,018
September 2006	61,739	$16.67	61,739	690,279

1 On February 27, 2006, the Company announced that on February 23, 2006 the Company’s Board of Directors had authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program is for a period of up to two years and supercedes the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of September 30, 2006, there were an aggregate of 690,279 shares remaining authorized for future repurchases.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1
Employment Agreement, dated August 2, 2006, between Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006)

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 9th day of November 2006.

CAPITAL BANK CORPORATION

By: /s/ A. Christine Baker
A. Christine Baker
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1
Employment Agreement, dated August 2, 2006, between Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006)

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