Form 10-K
period 2006-12-31
CAPITAL BANK CORP
filed 2007-03-15
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value
(Title of class)

The Nasdaq Stock Market LLC
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Nonaccelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, no par value per share, as of June 30, 2006, held by those persons deemed by the registrant to be nonaffiliates was approximately $158,043,698 (9,725,766 shares held by nonaffiliates at $16.25 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of June 30, 2006 there were 11,552,494 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated	Where

1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007	Part III

CAPITAL BANK CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2006

INDEX

INDEX

PART I

Item 1.  Business

General

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank and Capital Bank Investment Services, Inc. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the “Trusts”). These Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Capital Bank (the “Bank”) was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System (“Federal Reserve”) and has no subsidiaries. Capital Bank Investment Services, Inc. currently has no operations, but remains a subsidiary of the Company.

As of December 31, 2006, the Company had assets of approximately $1.4 billion, gross loans outstanding of approximately $1.0 billion and deposits of approximately $1.1 billion. The Company’s corporate office is located at 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has 26 branch offices in North Carolina: five branch offices in Raleigh, four in Burlington, three in Sanford, three in Asheville, two in Cary, two in Graham, one in Siler City, one in Oxford, one in Wake Forest, one in Greensboro, one in Hickory, one in Mebane and one in Pittsboro.

On January 3, 2006, the Company consummated its previously announced merger with 1st State Bancorp, Inc. (“1st State Bancorp”). As a result of the merger, and the subsequent merger of 1st State Bank, a subsidiary of 1st State Bancorp, with and into the Bank, the Bank is the sole manager-member of First Capital Services Company, LLC (“FCSC”), which had previously operated as 1st State Bank’s full service investment company. FCSC ceased operations following the merger, but remains a subsidiary of the Bank.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Granville, Lee, Chatham, Alamance, Guilford, Buncombe, and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the City of Raleigh, the state capital. Granville, Lee and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance and Guilford counties have a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes the town of Hickory, is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville, in Buncombe County, is comprised primarily of services, medical, tourism and manufacturing industries.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; loans for real estate, construction, businesses, agriculture, personal uses, home improvement and automobiles; equity lines of credit; credit loans; consumer loans; credit cards; individual retirement accounts; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. The Bank offers noninsured investment products and services through its financial services division, through a partnership with Capital Investment Companies, a leading Raleigh, North Carolina based broker-dealer that is unaffiliated with the Company. At present, the Bank does not provide the services of a trust department.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the subordinated debentures, which are the sole assets of the Trusts. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (see Part II – Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 11. Subordinated Debentures).

INDEX

Lending Activities and Deposits

Loan Types and Lending Policies. The Company originates a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes and loans to individuals for personal and household purposes. A significant portion of the loan portfolio is related to real estate. During 2006, there were no large concentrations of credit to any particular industry. The economic trends of the area served by the Company are influenced by the significant industries within the region. Consistent with the Company’s emphasis on being a community-oriented financial institution, virtually all the Company’s business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectibility of the Company’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to the Bank’s loan policy as approved annually by the Board of Directors. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Company’s clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table:

	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$593,666	59%	$430,625	64%	$439,328	67%	$406,052	65%	$366,300	61%
Construction	250,308	25%	131,941	20%	103,896	16%	82,030	13%	77,364	13%
Consumer	30,806	3%	19,022	3%	23,732	4%	29,164	5%	38,222	6%
Home equity lines	83,231	8%	65,566	10%	61,924	9%	58,430	9%	45,935	8%
Mortgage	50,041	5%	21,828	3%	25,987	4%	50,269	8%	72,788	12%
	$1,008,052	100%	$668,982	100%	$654,867	100%	$625,945	100%	$600,609	100%

Deposits. The majority of the Company’s deposit customers are individuals and small- to medium-size businesses located in Wake, Granville, Chatham, Lee and Alamance Counties, North Carolina and contiguous areas, and the Greensboro, Hickory and Asheville, North Carolina communities. The Company’s deposit base is well diversified, with no material concentration in a single industry or group of related industries. Management of the Company does not believe that the deposits or the business of the Company are seasonal in nature. Deposits vary with local and national economic conditions, but management does not believe the variances have a material effect on planning and policy making. The Company attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Company’s rates are competitive with those offered by other institutions in the same geographic area.

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2006 and 2005:

	2006	2005

Noninterest-bearing demand	12%	11%
Interest checking	10%	11%
Market rate investment	21%	21%
Savings	3%	2%
Time deposits:
Under $100,000	33%	36%
Equal to or over $100,000	21%	19%
	100%	100%

INDEX

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. The Company competes in its market area with some of the largest banking organizations in the state and the country and other community financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Company’s competitors have broader geographic markets, easier access to capital and lower cost funding, and higher lending limits than the Company and are also able to provide more services and make greater use of media advertising.

The enactment of legislation authorizing interstate banking has caused increases in the size and financial resources of some of the Company’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks within North Carolina. Despite the competition in its market area, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company believes that its primary competitive advantages are its strong local identity and affiliation with the communities it serves and its emphasis on providing specialized services to small- and medium-sized business enterprises, as well as professional and upper-income individuals. The Company offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Company offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Company also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events, and its officers and directors serve on boards of local civic and charitable organizations.

Employees

At March 6, 2007, the Company employed 332 persons, of which 309 were full-time and 23 were part-time. None of the Company’s employees are represented by a collective bargaining unit or agreement. The Company considers relations with its employees to be good.

Supervision and Regulation

Holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s or the Bank’s business. Supervision, regulation and examination of the Company and the Bank by bank regulatory agencies is intended primarily for the protection of the Bank’s depositors rather than holders of the Company’s common stock.

The Company is also regulated by the Securities and Exchange Commission (“SEC”) as a result of its common stock being publicly traded. Due to recent legislation, the regulatory compliance burden of being a publicly traded company has increased significantly over the last few years.

Holding Company Regulation

General. The Company is a holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHCA”). As such, the Company and the Bank are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of the Bank holding company; (iii) acquiring all or substantially all of the assets of any bank; or (iv) merging or consolidating with any other bank holding company.

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

INDEX

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

Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB”):

•
allows bank holding companies meeting management, capital and the Community Reinvestment Act of 1977 (the “CRA”) standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company is authorized to operate as a financial holding company and therefore is eligible to engage in the broader range of activities that are permitted by the GLB. The GLB also is designed to modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina has “opted in” to such legislation. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina’s opt-in law, North Carolina law permits unrestricted interstate de novo branching.

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

The Federal Reserve may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve also regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

Under the provisions of the North Carolina law, the Company is registered with and subject to supervision by the North Carolina Commissioner of Banks (the “Commissioner”).

INDEX

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts (“Leverage Ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four percent and five percent.

The guidelines also provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution’s risk profile. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

As of December 31, 2006, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.76%, 11.92% and 9.42%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2005 were 11.73%, 13.71% and 10.64%, respectively.

International Money Laundering Abatement and Financial Anti-Terrorism Act Of 2001. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened. The Company has determined the impact that IMLAFA will have on the Bank’s operations is not material. The Bank has established policies and procedures to ensure compliance with the IMLAFA that were approved by the Board of Directors.

Bank Regulation

The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves and compliance with the CRA as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC generally up to a maximum of $100,000 ($250,000 for certain retirement accounts) per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for noncompliance.

INDEX

Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

Under the North Carolina corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than its liabilities. In general, the Company’s ability to pay cash dividends is dependent upon the amount of dividends paid by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level.

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. As of December 31, 2006, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.28%, 11.43% and 9.02%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2005 were 10.41%, 11.62% and 9.27%, respectively.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC has adopted a risk-based assessment schedule providing for annual assessment rates ranging from 5 cents to 43 cents per $100 in assessable deposits, applicable to institutions insured by the DIF. The FDIC may change the assessment rate quarterly. The actual assessment to be paid by each insured institution is based on the institution’s assessment risk classification, which focuses on whether the institution is considered “well capitalized,” “adequately capitalized” or “under capitalized,” as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the DIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the DIF unless effective corrective action is taken (Subgroup C). The Bank’s Subgroup for 2006 was A. Under the Federal Deposit Insurance Reform Act of 2005, the Bank is a member of DIF, and its new assessment rate will be 1.24%. The Bank expects to receive a one-time assessment credit to offset the cost of expected higher deposit insurance premiums for 2007. The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department, and all banks are now required to pay additional annual assessments at rates set by the Financing Corporation ("FICO"), which was established by the Competitive Equality Banking Act of 1987. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for the fourth quarter 2006 and the first quarter 2007 were 1.24 basis points (“bps”) and 1.22 bps, respectively, per $100 of DIF assessable deposits. FDIC deposit insurance expense was $231,000, $199,000 and $169,000 for the years ended December 2006, 2005 an 2004, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

INDEX

Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

The GLB’s “CRA Sunshine Requirements” call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require.

Monetary Policy and Economic Controls

The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks’ lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks’ cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, face a significant challenge to maintain acceptable net interest margins.

Executive Officers

The executive officers of the Company are:

Name	Age	Position with Company

B. Grant Yarber	42	President and Chief Executive Officer
A. Christine Baker	53	Executive Vice President and Chief Financial Officer
Mark J. Redmond	39	Executive Vice President and Chief Credit Officer

B. Grant Yarber serves as President and Chief Executive Officer for Capital Bank Corporation and Capital Bank, overseeing the day-to-day operations of the Bank. Mr. Yarber joined Capital Bank Corporation during the summer of 2003 as the Chief Credit Officer and was then promoted to President and Chief Operating Officer in January 2004 before his appointment to Chief Executive Officer in May 2004. Mr. Yarber served previously as Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C. from 2002 to 2003. With more than 16 years of banking experience, Mr. Yarber has particular strength in lending and credit management. His background includes leadership positions with Bank of America, including Southeast Credit Manager and Regional Executive for Business Banking and Professional/Executive Banking for Missouri and Illinois.

A. Christine Baker serves as Executive Vice President and Chief Financial Officer for Capital Bank Corporation and Capital Bank. In this position, Ms. Baker is responsible for the financial activities of the Company, including investment portfolio management, analyst relations and strategic planning. Ms. Baker has over 20 years of banking experience and previously served as Treasurer and Secretary of 1st State Bancorp, Inc., Burlington, North Carolina and Executive Vice President and Chief Financial Officer of 1st State Bank, Burlington, North Carolina from 1985 to 2006.

INDEX

Mark J. Redmond serves as Executive Vice President and Chief Credit Officer for Capital Bank Corporation and Capital Bank. Mr. Redmond joined Capital Bank Corporation in April 2005, previously having served as Senior Credit Officer at BB&T for three years, where he was responsible for credit administration for the western half of Kentucky, and as a Relationship Officer with BB&T’s Capital Markets Group for two years. Mr. Redmond has over 14 years of banking experience, concentrating in the commercial lending and credit areas. In his function as Chief Credit Officer, Mr. Redmond is responsible for credit quality, loan review, special assets, loan operations, compliance, and the credit department.

Website Access to Capital Bank Corporation’s Filings with the Securities and Exchange Commission

Since becoming an “accelerated filer,” all of the Company’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), have been made available at no cost on the Company’s web site, www.capitalbank-nc.com, as soon as reasonably practicable after the Company filed such material with, or furnished it to, the SEC. The Company’s SEC filings are also available through the SEC’s web site at www.sec.gov. In addition, any reports the Company files with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

In addition to the other information provided in this Annual Report of Form 10-K, you should consider the following material risk factors carefully before deciding to invest in the Company’s securities. Additional risks and uncertainties not presently known to the Company, that the Company currently deems not material or that are similar to those faced by other companies in the Company’s industry or business in general, such as competitive conditions, may also impact the Company’s business operations. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well. References herein to “we,” “us” and “our” refer to Capital Bank Corporation, a company incorporated in North Carolina, and its consolidated subsidiaries, unless the context otherwise requires.

Our results are impacted by the economic conditions of our principal operating regions.

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

We are exposed to risks in connection with the loans we make.

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

We compete with larger companies for business.

The banking and financial services business in our market areas continues to be a competitive field and is becoming more competitive as a result of:

•	changes in regulations;

•	changes in technology and product delivery systems; and

•	the accelerating pace of consolidation among financial services providers.

INDEX

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and nonbank financial services providers, many of which have substantially greater resources, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

Our trading volume has been low compared with larger banks.

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

We depend heavily on our key management personnel.

The Company’s success depends in part on its ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small- to mid-size bank. Competition for such personnel is strong in the banking industry, and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank.

Technological advances impact our business.

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

Government regulations may prevent or impact our ability to pay dividends, engage in acquisitions or operate in other ways.

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

INDEX

There are potential risks associated with future acquisitions and expansions.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation/Human Resources Committees, our chief executive officer, our chief financial officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

INDEX

The holders of our subordinated debentures have rights that are senior to those of our shareholders.

As described below, we have issued $30.9 million of subordinated debentures in connection with three trust preferred securities issuances by our subsidiaries, Trust I, II and III. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases property located at 333 Fayetteville Street, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 58,772 square feet, of which approximately 55,585 square feet is for the Company’s principal offices and the remainder for the branch office. In addition to this facility, the Company owns 16 properties throughout North Carolina that are used as branch offices and which are located in Sanford (2), Cary (2), Siler City, Oxford, Burlington (4), Graham(2), Greensboro, Hickory, Mebane, and Raleigh. The Company’s operations center is located in one of the Burlington offices. The Company completed the consolidation of its state-wide operations during the first quarter of 2006 and now processes data and bank items in house at the operations center. The Company also leases 11 other properties throughout North Carolina that are used as branch offices or mortgage production offices and which are located in Raleigh (3), Sanford, Asheville (3), Cary, Pittsboro and Wake Forest. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm’s length bargaining.

INDEX

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Capital Bank Corporation common stock are traded on the Nasdaq Global Select Market under the symbol “CBKN.” As of March 6, 2007, the Company had approximately 2,085 holders of record of its common stock. The following tables set forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company’s common stock:

2006	High	Low	Cash Dividends per Share Declared

First quarter	$16.25	$15.01	$0.06
Second quarter	16.59	15.72	0.06
Third quarter	18.00	15.61	0.06
Fourth quarter	17.92	16.86	0.06

2005	High	Low	Cash Dividends per Share Declared

First quarter	$19.46	$16.35	$0.06
Second quarter	18.48	15.00	0.06
Third quarter	17.50	14.75	0.06
Fourth quarter	17.00	14.76	0.06

Dividend Policy. The Company’s shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company’s ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during fiscal year 2006, the Company declared and paid dividends totaling $0.24 per share (see chart above for declared quarterly dividends). The Company currently intends to pay approximately 20% to 30% of its annual net earnings to shareholders in the form of annual cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. On January 25, 2007, the Company’s Board of Directors approved a 33.3% increase in the regular quarterly cash dividend on its common stock to $0.08 from $0.06 per share, effective with the first quarter 2007 dividend payment. The actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by the Company’s Board of Directors as well as the limitations discussed above.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases of Equity Securities. On February 23, 2006, the Company’s Board of Directors authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program is for a period of up to two years and supersedes the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of December 31, 2006, there were an aggregate of 568,429 shares remaining authorized for future repurchases. For the year ended December 31, 2006, the Company repurchased a total of 431,571 shares at an aggregate cost of $7.2 million.

INDEX

During the fourth quarter ended December 31, 2006, the Company purchased 121,850 shares of Company equity securities registered pursuant to Section 12 of the Exchange Act. The following table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2006 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company:

Issuer Purchase of Equity Securities
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

October 2006	-	$-	-	690,279
November 2006	16,650	$17.44	16,650	673,629
December 2006	105,200	$17.34	105,200	568,429

Item 6.  Selected Financial Data

The following table sets forth selected financial information for the Company, including balance sheet data as of December 31, 2006 and 2005, and operational data for the years ended December 31, 2006, 2005 and 2004 that has been derived from, and is qualified by reference to, the consolidated financial statements and notes thereto included elsewhere in this report, which should be read in conjunction with such consolidated financial statements and notes thereto. The balance sheet data as of December 31, 2004, 2003 and 2002 and operational data for the years ended December 31, 2003 and 2002 are derived from consolidated financial statements and notes thereto not included herein. The comparability of financial data from 2005 and 2006 has been significantly impacted by the acquisition of 1st State Bancorp in January 2006.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
(Dollars in thousands)
Selected Balance Sheet Data
Cash and due from banks	$45,692	$68,332	$23,007	$22,408	$32,837
Federal funds sold and short-term investments	8,640	8,757	4	3,202	18,696
Securities	239,047	161,601	160,580	165,913	155,304
Gross loans	1,008,052	668,982	654,867	625,945	600,609
Allowance for loan losses	13,347	9,592	10,721	11,613	9,390
Total Assets	1,422,384	960,906	882,294	857,734	840,976
Deposits	1,055,209	698,480	654,976	629,619	644,887
Borrowings	125,924	93,173	102,320	114,591	97,858
Repurchase agreements	34,238	14,514	16,755	11,014	13,081
Shareholders’ equity	161,681	83,492	77,738	72,923	75,471

Summary of Operations
Interest income	$86,952	$50,749	$42,391	$40,440	$36,244
Interest expense	40,754	21,459	16,257	16,318	15,895
Net interest income	46,198	29,290	26,134	24,122	20,349
Provision (credit) for loan losses	587	(343)	1,038	8,247	4,190
Net interest income after provision for loan losses	45,611	29,633	25,096	15,875	16,159
Other operating income	9,333	6,731	6,905	10,322	7,987
Other operating expense	36,335	26,401	23,824	25,165	17,465
Pre-tax net income	18,609	9,963	8,177	1,032	6,681
Income tax expense	6,271	3,264	2,866	38	2,374
Net income	$12,338	$6,699	$5,311	$994	$4,307

INDEX

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Per Share Data
Net income – basic	$1.06	$.99	$.79	$.15	$.79
Net income – diluted	1.06	.97	.77	.15	.76
Dividends	.24	.24	.21	.20	.20
Book value	14.19	12.18	11.76	11.15	11.44
Number of common shares outstanding	11,393,990	6,852,156	6,612,787	6,541,495	6,595,784

Selected Ratios
Return on average assets	.91%	.74%	.60%	.11%	.66%
Return on average shareholders’ equity	7.65%	8.32%	7.04%	1.34%	7.43%
Dividend payout ratio	22%	24%	26%	133%	26%
Average shareholders’ equity to average total assets	11.93%	8.87%	8.58%	8.55%	8.89%
Net interest margin [1]	3.94%	3.59%	3.28%	3.06%	3.38%

1 On a tax equivalent basis

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to aid the reader in understanding and evaluating the results of operations and financial condition of the Company and its consolidated subsidiaries. As described above, the Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FIN 46R. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations and financial condition, liquidity, and capital resources than can be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements, including the related notes thereto presented elsewhere in this report.

Safe Harbor Discussion

Information set forth in this Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which statements represent the Company’s judgment concerning the future and are subject to business, economic and other risks and uncertainties, both known and unknown, that could cause the Company’s actual operating results and financial position to differ materially from the forward looking statements. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward looking statements, including without limitation, the management of the Company’s growth, the risks associated with possible or completed acquisitions, the risks associated with the Bank’s loan portfolio, competition within the industry, dependence on key personnel, government regulation and the other risk factors described in Item 1A. Risk Factors.

Any forward looking statements contained in this Annual Report on Form 10-K are as of the date hereof, and the Company undertakes no duty to update them if views change later. These forward looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date hereof.

Overview. Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions; Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of December 31, 2006, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

INDEX

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

On January 3, 2006, the Company completed the acquisition of 1st State Bancorp, Inc. Based on a completed election, proration and allocation procedure, each share of 1st State Bancorp common stock was automatically converted into either: (i) 2.434788 shares of the Company’s common stock, rounded to the nearest whole share; (ii) an amount equal to $27.86 in cash, plus 0.608697 shares of the Company’s common stock, rounded to the nearest whole share; or (iii) 1.684457 shares of the Company’s common stock, rounded to the nearest whole share, plus an amount equal to $11.4486 in cash.

Executive Summary. As discussed in more detail below, the following is a brief summary of our significant results for the year ended December 31, 2006. The comparability of earnings and earnings per share (“EPS”) between the years ended December 31, 2006 and 2005 have been significantly impacted by the acquisition of 1st State Bancorp, Inc.

•
Net income for the year ended December 31, 2006 was $12.3 million compared to $6.7 million for the year ended December 31, 2005. Fully diluted earnings per share were $1.06 and $0.97 for the years ended December 31, 2006 and 2005, respectively. The increase in net income was primarily due to a $16.9 million increase in net interest income, which partially resulted from addition of the assets and liabilities acquired in the 1st State Bancorp merger transaction as well as year-over-year internal growth, a 35 basis point increase in the net interest margin, and a $2.6 million increase in noninterest income, offset by a $9.9 million increase in noninterest expense, which includes the costs associated with the assimilation of 1st State Bancorp’s employees and operations into the Company.

•
The provision for loan losses for the year ended December 31, 2006 was $587,000 compared to a credit for the year ended December 31, 2005 of ($343,000). The increase in the provision for loan losses is primarily due to the estimated inherent losses associated with the net growth in the loan portfolio during the year ended December 31, 2006 and revisions made to the Company’s allowance methodology in 2005. The allowance for loan losses as a percentage of gross loans was 1.32% and 1.43% as of December 31, 2006 and 2005, respectively.

•
Net interest income for the year ended December 31, 2006 rose to $46.2 million, a 57.7% increase over the $29.3 million reported in the year ended December 31, 2005. The Company’s net interest margin on a fully tax equivalent basis for the year ended December 31, 2006 widened to 3.94%, a 35 basis point increase over the year ended December 31, 2005. The increase in net interest income is primarily due to the incremental effects of 1st State Bancorp’s interest-earning assets and interest-bearing liabilities, and organic loan and deposit growth during the year ended December 31, 2006 compared to the year ended December 31, 2005.

•
Noninterest income for the year ended December 31, 2006 increased $2.6 million to $9.3 million compared to $6.7 million for the year ended December 31, 2005. This increase is primarily due to higher service charges and other fees as a result of a higher volume of transaction accounts, including those acquired in the 1st State Bancorp transaction and increased mortgage fees and revenues due to higher loan volume. For the year ended December 31, 2006, the Company realized $188,000 in net gains from the sale of investment securities compared to $7,000 in net gains for the year ended December 31, 2005, and recognized a $276,000 gain on the early extinguishment of debt associated with a callable FHLB advance for the year ended December 31, 2006.

INDEX

•
Noninterest expense was $36.3 million for the year ended December 31, 2006 compared to $26.4 million for the year ended December 31, 2005. The increase is primarily due to higher salaries and employee benefits, which increased by $4.5 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. Occupancy expenses and deposit premium amortization increased by $1.1 million and $1.2 million, respectively, for the year ended December 31, 2006 compared to the year ended December 31, 2005. These increases were primarily due to the 1st State Bancorp transaction, which increased the number of personnel employed by the Company and the number of branch locations, and resulted in a $5.3 million deposit premium intangible that is being amortized over eight years.

Critical Accounting Policies and Estimates. The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

The Company’s significant accounting policies are discussed in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•
Allowance for Loan Losses – The Company records an estimated allowance for loan losses based on known problem loans and estimated risk in the existing loan portfolio. The allowance calculation takes into account historic write-off trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•
Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•
Valuation Allowances – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•
Goodwill – Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. Identified intangible assets are amortized on a straight-line basis. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. There were no goodwill impairment losses for the years ended December 31, 2006, 2005 and 2004.

•
Impairment of Long-Lived Assets – Long-lived assets, including identified intangible assets, are evaluated for impairment if events or circumstances indicate a possible impairment. Such evaluations are based on undiscounted cash flow projections. The disposal of long-lived assets is measured based on the lower of the book or fair value less the costs to sell.

INDEX

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

For the year ended December 31, 2006, the Company reported net income of $12.3 million, or $1.06 per diluted share, compared to net income of $6.7 million, or $0.97 per diluted share, for the year ended December 31, 2005. The $5.6 million increase in net income was primarily due to higher net interest income, which increased due to an improved net interest margin and growth in loan and deposit balances, including balances acquired in the 1st State Bancorp transaction, and higher noninterest income, primarily due to increased service charges and other fees, partially offset by an increase in noninterest expense, primarily due to higher salary and benefit expenses.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased $16.9 million, or 57.7%, from $29.3 million for the year ended December 31, 2005, to $46.2 million for the year ended December 31, 2006. The net interest margin on a fully taxable equivalent (“TE”) basis increased by 35 bps to 3.94% for the year ended December 31, 2006 from 3.59% for the year ended December 31, 2005. The earned yield on average interest-earnings assets was 7.34% and 6.17% for the years ended December 31, 2006 and 2005, respectively, a change of 117 bps, while the interest rate on average interest-bearing liabilities for those periods was 3.79% and 2.89%, respectively, a change of 90 bps.

The increase in the net interest margin is primarily due to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee (“FOMC”). During 2006, the FOMC made four 25 bps upward adjustments in the FMOC’s benchmark federal funds rate, with the last adjustment being made near the end of June 2006. The Company’s balance sheet remains asset sensitive and, as a result, its interest-earning assets reprice faster than its interest-bearing liabilities. As time deposits mature and reprice, the margin could be negatively impacted based on pricing competition to retain these deposits. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC. The Company expects its effective cost of interest-bearing liabilities will increase during the quarter ended March 31, 2007 as a result of increased competition for funds in the Company’s primary markets.

The Company experienced margin compression during the quarter ended December 31, 2006 compared to the quarter ended September 30, 2006, as the net interest margin, on a fully TE basis, decreased 13 bps to 3.78% for the quarter ended December 31, 2006 from 3.91% for the quarter ended September 30, 2006. The compression was primarily the result of increased costs of funds, which reflects the ongoing competitive pressures that have affected the Company’s rate and deposit mix as well as the continued impact of a flat yield curve. The Company expects further net interest margin compression in the near term and is taking steps to mitigate its exposure to interest rate volatility. In October 2006, the Company entered into a three year $100 million (notional) interest rate swap whereby the Company pays a variable rate based on prime and receives a fixed rate of 7.81%. This swap reduced the Company’s net interest margin by 5 bps in the quarter ended December 31, 2006. The Company accounts for this swap as a cash flow hedge (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments).

Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2006 were $1.2 billion, up 44.1% compared to $833.4 million for the year ended December 31, 2005. On a fully TE basis, net interest spread was 3.55% and 3.28% for the years ended December 31, 2006 and 2005, respectively.

Interest income increased 71.3% for the year ended December 31, 2006 to $87.0 million from $50.7 million for the year ended December 31, 2005. This increase is primarily due to growth of interest-earning assets and higher asset yields. The increase in interest-earning assets was primarily driven by the growth of the Bank’s loan portfolio, which reflects the loan portfolio acquired in the 1st State Bancorp transaction, as well as organic net growth. The average loan portfolio as a percentage of earning assets was 80.6% for the year ended December 31, 2006, up 2.8% from the year ended December 31, 2005. The average balances of loans, which had yields of 7.88% and 6.64% for the years ended December 31, 2006 and 2005, respectively, increased from $648.0 million for the year ended December 31, 2005 to $967.1 million for the year ended December 31, 2006. The average balance of investment securities increased from $161.4 million for the year ended December 31, 2005 to $199.9 million for the year ended December 31, 2006. The tax equivalent yield on investment securities increased from 4.68% for the year ended December 31, 2005 to 5.09% for the year ended December 31, 2006.

INDEX

This increase reflects new security purchases that provided higher yields in response to the increasing interest rate environment. The average balances of federal funds and other short-term investments increased from $24.0 million for the year ended December 31, 2005 to $33.6 million for the year ended December 31, 2006, and the average yield in this category increased 179 bps from 3.34% to 5.13% over the same time period as a result of the increase in short-term interest rates.

Interest expense increased 89.9% for the year ended December 31, 2006 to $40.8 million from $21.5 million for the year ended December 31, 2005. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $606.4 million for the year ended December 31, 2005 to $901.8 million for the year ended December 31, 2006, primarily due to the deposit accounts acquired in the 1st State Bancorp transaction, as well as the addition of new deposit accounts added in 2006. The average rate paid on interest-bearing deposits increased 91 bps from 2.57% for the year ended December 31, 2005 to 3.48% for the year ended December 31, 2006 in response to the rising interest-rate environment and the corresponding impact on the Company’s product crediting rates. The Bank introduced a new high-yield checking account product, Smart Checking, during the second quarter of 2006. This product is designed to generate higher debit card interchange income to offset the higher yield offered. As of December 31, 2006, there were 3,626 accounts and $16.4 million of deposits associated with Smart Checking.

The average rate on borrowings also increased from 4.16% for the year ended December 31, 2005 to 4.95% for the year ended December 31, 2006. This increase reflects the effects of rising interest rates on the Bank’s variable-rate borrowings and the effects of the Bank’s interest rate swap agreements, which converted portions of the Bank’s fixed-rate long-term debt to a variable rate. The swaps increased the Bank’s cost of borrowings by $428,000 for the year ended December 31, 2006 compared to a $21,000 decrease in the cost of borrowings for the year ended December 31, 2005. Interest expense on subordinated debt associated with the Company’s three trust preferred securities offerings increased from $1.3 million for the year ended December 31, 2005 to $2.4 million for the year ended December 31, 2006. The average outstanding balance of subordinated debt increased slightly from $21.2 million in 2005 to $31.3 million in 2006, as the Company completed the third $10.0 million trust preferred security offering in late December 2005. The average rate on subordinated debt increased 158 bps from 6.18% for the year ended December 31, 2005 to 7.76% for the year ended December 31, 2006 as a result of changes to the 90-day London Interbank Offered Rate (“LIBOR”), which increased from 4.53% at the end of December 31, 2005 to 5.36% as of December 31, 2006. The subordinated debt issues pay interest at varying spreads to LIBOR.

The following two tables set forth certain information regarding the Company’s yield on interest-earning assets and cost of interest-bearing liabilities and the component changes in net interest income. The first table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. The second table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	changes in volume, which are changes in average volume multiplied by the average rate for the previous period;

•	changes in rates, which are changes in average rate multiplied by the average volume for the previous period;

•	changes in rate/volume, which are changes in average rate multiplied by the changes in average volume; and

•	total change, which is the sum of the previous columns.

INDEX

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2006, 2005 and 2004
Tax Equivalent Basis 1
	2006			2005			2004
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: [2]
Commercial	$593,102	$45,951	7.75%	$425,304	$28,039	6.59%	$431,363	$23,566	5.46%
Construction	203,706	16,850	8.27%	112,924	7,745	6.86%	87,231	4,515	5.18%
Consumer	23,604	2,205	9.34%	21,936	1,771	8.07%	25,991	1,942	7.47%
Home equity lines	93,140	7,599	8.16%	62,446	3,943	6.31%	59,865	3,015	5.04%
Mortgage [3]	53,563	3,575	6.67%	25,369	1,549	6.11%	45,671	2,666	5.84%
Total loans	967,115	76,180	7.88%	647.979	43,047	6.64%	650,121	35,704	5.49%
Investment securities [4]	199,917	10,185	5.09%	161,368	7,555	4.68%	156,300	7,195	4.60%
Federal funds sold and other interest on short-term investments	33,566	1,723	5.13%	24,013	802	3.34%	10,683	156	1.46%
Total interest earning assets	1,200,598	$88,088	7.34%	833,360	$51,404	6.17%	817,104	$43,055	5.27%
Cash and due from banks	32,202			23,690			22,135
Other assets	133,627			61,075			51,449
Allowance for loan losses	(13,890)			(10,234)			(11,465)
Total assets	$1,352,537			$907,891			$879,223

Liabilities and Equity
Savings deposits	$39,849	$205	0.51%	$16,198	$82	0.51%	$17,040	$45	0.26%
Interest-bearing demand deposits	294,896	8,749	2.97%	200,017	3,788	1.89%	188,855	2,250	1.19%
Time deposits	567,094	22,470	3.96%	390,140	11,707	3.00%	391,783	9,487	2.42%
Total interest-bearing deposits	901,839	31,424	3.48%	606,355	15,577	2.57%	597,678	11,782	1.97%
Borrowed funds	112,550	5,574	4.95%	100,751	4,192	4.16%	102,859	3,417	3.32%
Subordinated debt	31,341	2,432	7.76%	21,264	1,314	6.18%	20,620	929	4.51%
Repurchase agreements	30,109	1,324	4.40%	14,557	376	2.58%	13,433	129	0.96%
Total interest-bearing liabilities	1,075,839	$40,754	3.79%	742,927	$21,459	2.89%	734,590	$16,257	2.21%
Noninterest-bearing deposits	102,664			71,830			60,201
Other liabilities	12,637			12,592			9,009
Total liabilities	1,191,140			827,349			803,800
Shareholders’ equity	161,397			80,542			75,423
Total liabilities and shareholders’ equity	$1,352,537			$907,891			$879,223

Net interest spread [5]			3.55%			3.28%			3.06%
Tax equivalent adjustment		$1,136			$655			$664
Net interest income and net interest margin [6]		$47,334	3.94%		$29,945	3.59%		$26,798	3.28%

[1]	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 38%.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
[3]	Includes loans held for sale.
[4]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[5]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
6 Net interest margin represents net interest income divided by average interest-earning assets.

INDEX

Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	December 31, 2006 vs. 2005				December 31, 2005 vs. 2004
(Dollars in thousands)	Volume Variance	Rate Variance	Rate/Volume Variance	Total Variance	Volume Variance	Rate Variance	Rate/Volume Variance	Total Variance
Interest income:
Loans receivable	$21,200	$7,996	$3,937	$33,133	$(118)	$7,486	$(25)	$7,343
Investment securities	1,805	666	159	2,630	233	123	4	360
Federal funds sold	241	523	157	921	194	201	251	646
Total interest income	23,246	9,185	4,253	36,684	309	7,810	230	8,349
Interest expense:
Savings and interest-bearing demand deposits and other	2,113	1,922	1,049	5,084	115	1,390	70	1,575
Time deposits	5,308	3,753	1,702	10,763	(40)	2,270	(10)	2,220
Borrowed funds	491	860	101	1,452	(70)	863	(18)	775
Subordinated debt	622	289	137	1,048	29	345	11	385
Repurchase agreements and fed funds purchased	402	264	282	948	11	218	18	247
Total interest expense	8,936	7,088	3,271	19,295	45	5,086	71	5,202
Increase in net interest income	$14,310	$2,097	$982	$17,389	$264	$2,724	$159	$3,147

[1]	The tax equivalent basis is computed using a blended federal and state rate of approximately 38%.

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year ended December 31, 2006, the provision for loan losses was $587,000 compared to a credit provision of ($343,000) for the year ended December 31, 2005, an increase of $930,000. The increase was primarily due to overall growth in the loan portfolio in 2006 partially offset by reductions in certain qualitative factors applied to the total loan portfolio, the effects of which decreased the allowance for loan losses. In the year ended December 31, 2005, the Bank revised its methodology for estimating the allowance for loan losses associated with certain commercial loans greater than $750,000, the effect of which reduced the overall amount of loan loss allocation associated with nonpass loans greater than $750,000 by $622,000. In prior periods, the Bank generally used standard percentage allocations based on the assigned risk rating of the commercial loan if the loan was risk rated below a “pass” credit. Commencing in the quarter ended June 30, 2005, the Bank began estimating a specific allocation for loan losses for these loans.

During the quarter ended December 31, 2006, the Bank revised its methodology for estimating inherent loan losses associated with unfunded loan commitments and letters of credit. Specifically, the Bank began excluding certain construction commitments and acquisition and development commitments that are subject to agreements that define specific terms and conditions under which the Bank is obligated to lend additional funds. The Bank has no obligation to advance additional funds unless construction is completed in a manner satisfactory to the Bank, and adequate collateral and/or documentation is in place to cover outstanding balances plus the additional draw requests. The revised methodology resulted in a reduction of $171,000 to the contingent liability associated with unfunded loan commitments for the year ended December 31, 2006.

The amount of the allowance for loan losses is established based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. The allowance is regularly reviewed and adjusted, as necessary. The allowance for loan losses was $13.3 million and $9.6 million on December 31, 2006 and 2005, respectively, and represented approximately 1.32% and 1.43% of total loans outstanding on those dates. In connection with the 1st State Bancorp transaction, the Company added 1st State Bank’s recorded allowance for loan losses, which totaled $7.7 million. During 2004, the Company reclassified $311,000 of the allowance which related to loss exposure on unfunded loan commitments and letters of credit into a separate other liability account.

The Company experienced $4.5 million in net loan charge-offs for the year ended December 31, 2006 compared to $786,000 in net loan charge-offs for the year ended December 31, 2005. This increase was primarily due to $3.2 million related to one 1st State Bank loan relationship that was fully reserved for by 1st State Bank as of December 31, 2005 and $1.2 million related to two Bank loan relationships for which the Bank had provided specific allocations.

INDEX

Net loan charge-offs as a percent of average loan balances outstanding increased from 0.12% for the year ended December 31, 2005 to 0.46% for the year ended December 31, 2006. Excluding the one 1st State Bank relationship mentioned above, the charge-offs as a percent of average loan balances outstanding would have been 0.17% for the year ended December 31, 2006.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management’s assessment of the risks associated with the different types of lending activities.

Allowance for Loan Losses by Category
	As of December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial	$8,744	59%	$6,460	64%	$7,575	67%	$8,554	65%	$6,391	61%
Construction	3,276	25%	2,039	20%	1,847	16%	1,450	13%	1,210	13%
Consumer	408	3%	311	3%	419	4%	893	5%	813	6%
Home equity lines	669	8%	557	10%	580	9%	506	9%	508	8%
Mortgage	250	5%	225	3%	300	4%	210	8%	468	12%
	$13,347	100%	$9,592	100%	$10,721	100%	$11,613	100%	$9,390	100%

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

Analysis of Allowance for Loan Losses
	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
(Dollars in thousands)
Average amount of loans outstanding, net of unearned income	$967,115	$647,979	$650,121	$632,125	$470,058
Amount of loans outstanding at year end, net of unearned income	$1,008,052	$668,982	$654,867	$625,945	$600,609

Allowance for loan losses:
Balance at beginning of period	$9,592	$10,721	$11,613	$9,390	$4,286
Adjustment for loans acquired	7,650	-	-	-	4,393
Loans charged off:
Commercial	4,819	283	1,252	5,434	3,464
Construction	-	186	138	197	81
Consumer	283	357	504	637	470
Home equity lines	55	150	1	5	-
Mortgage	102	173	340	613	-
Total charge-offs	5,259	1,149	2,235	6,886	4,015
Recoveries of loans previously charged off:
Commercial	665	299	411	748	263
Construction	58	18	-	49	-
Consumer	-	42	94	58	73
Home equity lines	31	3	4	-	-
Mortgage	23	1	107	7	-
Total recoveries	777	363	616	862	336
Net loans charged off	4,482	786	1,619	6,024	3,679
Provision (credit) for loan losses	587	(343)	1,038	8,247	4,190
Reclassification to other liabilities	-	-	(311)	-	-
Balance at December 31	$13,347	$9,592	$10,721	$11,613	$9,390

INDEX

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002

Ratio of net charge-offs to average loans outstanding during the year	0.46%	0.12%	0.25%	0.95%	0.78%

Allowance for loan losses as a percent of total loans	1.32%	1.43%	1.64%	1.86%	1.56%

There were $6.2 million loans classified as impaired as of December 31, 2006 compared to $0 as of December 31, 2005.

The following table shows the total of the nonperforming assets in the Company’s portfolio as of December 31 in the years indicated.

	2006	2005	2004	2003	2002
(Dollars in thousands)
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans – Commercial	$2,783	$5,040	$3,964	$3,766	$982
Nonaccrual loans – Construction	616	737	1,622	1,444	33
Nonaccrual loans – Consumer	50	176	312	258	239
Nonaccrual loans – Home equity lines	410	497	415	271	422
Nonaccrual loans – Mortgage	1,043	1,628	1,898	2,271	1,371
Total nonaccrual loans	4,902	8,078	8,211	8,010	3,047
Foreclosed properties	1,111 [1]	771	418	978	947
Total nonperforming assets	$6,013	$8,849	$8,629	$8,988	$3,994

Accruing loans which are contractually past due 90 days or more	$-	$-	$-	$-	$-

Nonperforming assets to:
Loans outstanding at end of year	0.60%	1.32%	1.32%	1.44%	0.66%
Total assets at end of year	0.42%	0.92%	0.98%	1.05%	0.48%
Allowance for loan losses as a percent of nonperforming assets	272%	119%	131%	145%	308%

[1]	Foreclosed properties excludes $739,000 related to one branch location that is held for sale.

As of December 31, 2006, nonaccrual loans include six unrelated credit relationships with an aggregate balance of $2.6 million. The majority of the Bank’s nonperforming loans are secured by real estate collateral, which management believes should mitigate our exposure to losses compared to those loans that are unsecured or collateralized with other types of assets. If the Bank’s nonaccrual loans had been current in accordance with their original terms, additional gross interest income of $361,000 would have been recorded for the year ended December 31, 2006.

Noninterest Income. Noninterest income was $9.3 million and $6.7 million for years ended December 31, 2006 and 2005, respectively, an increase of $2.6 million. The increase in noninterest income is primarily due to a higher volume of transaction accounts, including those acquired in the 1st State Bancorp transaction, which resulted in a $1.0 million increase in service charges and other fees for the year ended December 31, 2006 compared to the year ended December 31, 2005. Mortgage fees and revenues increased by $369,000 in the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily due to higher period-over-period loan production and more favorable pricing on loans sold. Bank-owned life insurance (“BOLI”) income increased $287,000 in 2006 compared to 2005, primarily due to additional BOLI purchases made in mid-year 2005 and a $35,000 mortality gain. Other noninterest income increased $486,000 in 2006 compared to 2005, primarily due to $242,000 of distributions from two limited partnership investments, and a $321,000 increase in brokerage income, primarily due to higher investment product sales offset by a $335,000 gain realized on the sale of a real estate parcel in 2005. For the year ended December 31, 2006, the Company realized $188,000 in net gains from the sale of investment securities compared to $7,000 in net gains for the year ended December 31, 2005 and recognized a $276,000 gain on the early extinguishment of debt associated with a callable FHLB advance for the year ended December 31, 2006.

INDEX

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an attempt to improve productivity and operating performance. Noninterest expense increased 37.6% to $36.3 million for the year ended December 31, 2006 from $26.4 million for the year ended December 31, 2005. As of December 31, 2006 and 2005 there were 26 and 21 branches, respectively, including four new branches acquired in the 1st State Bancorp transaction, and the average number of full-time equivalent (“FTE”) employees during 2006 and 2005 was 324 and 243, respectively.

Salary and employee benefits expense for the years ended December 31, 2006 and 2005 were $18.5 million and $14.0 million, respectively. The increase in salary and employee benefits is primarily due to an increase of 64 FTEs since December 31, 2005, which includes 59 FTEs acquired in the 1st State Bancorp transaction, the addition of employees to keep pace with the Company’s expected growth, and annual salary increases. Commission expense increased from $873,000 in 2005 to $1.1 million in 2006, primarily due to an increase in mortgage and brokerage product sales. Incentive compensation increased by $114,000 from $1.2 million in 2005 to $1.3 million in 2006, primarily due to retention bonuses paid to key personnel. Benefits increased $775,000 in 2006 compared to 2005, primarily due to higher payroll-related taxes, increased health insurance costs and higher 401(k) contributions as a result of a lower level of forfeiture allocations available to offset the employer’s matching contribution in 2006. The Company incurred $71,000 in severance expenses in 2006 related to certain executive and senior officers who separated from the Company compared to $243,000 in 2005. Employee recruiting and relocations costs decreased from $203,000 in 2005 to $54,000 in 2006 as a result of fewer senior management changes in 2006.

Occupancy expense increased from $2.6 million for the year ended December 31, 2005 to $3.7 million for the year ended December 31, 2006. The increase was primarily due to a $534,000 increase in rental expense, which was primarily due to the lease associated with the Company’s new headquarters, a $439,000 increase in building operating costs and depreciation, primarily due to the addition of new branches resulting from the 1st State Bancorp transaction and the new operations center, and $117,000 in relocation costs associated with the headquarters relocation.

Furniture and equipment expense increased from $1.5 million for the year ended December 31, 2005 to $2.3 million for the year ended December 31, 2006, primarily due to a $228,000 increase in equipment maintenance expenses due to the addition of new branches and a $539,000 increase in depreciation/amortization due primarily to computer equipment and software purchased for the Bank’s new operations center. Data processing costs decreased from $1.3 million in 2005 to $1.1 million in 2006, primarily due to cost savings associated with the Bank’s in-house operations center. Directors and advisory board fees increased from $1.1 million in 2005 to $1.3 million in 2006, primarily due to the addition of four new directors and $159,000 in share-based compensation costs associated with the directors deferred compensation plan. Advertising costs increased from $876,000 in 2005 to $1.0 million in 2006, primarily due to the marketing campaigns associated with the introduction of Smart Checking and the opening of the Company’s new headquarters. Deposit premium amortization increased from $212,000 in 2005 to $1.4 million in 2006, primarily due to the deposit premium intangible associated with the 1st State Bancorp transaction, which was valued at $5.3 million as of the closing date and is being amortized over eight years. Professional fees increased from $867,000 in 2005 to $1.2 million in 2006, primarily due to higher legal and consulting fees, including $195,000 in consulting fees associated with the system integration of 1st State Bank.

Other expenses increased from $3.4 million for the year ended December 31, 2005 to $5.2 million for the year ended December 31, 2006. This increase was primarily due to higher costs associated with travel and entertainment, operational losses, and office supplies and printing, which increased from $507,000, $73,000 and $356,000, respectively, in 2005 to $898,000, $398,000 and $745,000, respectively, in 2006.

Provision for Income Taxes. The Company recorded an income tax expense of $6.3 million for the year ended December 31, 2006 compared to $3.3 million for the year ended December 31, 2005. The increase in income tax expense is primarily due to the change in pretax income which increased from $10.0 million for the year ended December 31, 2005 to $18.6 million for the year ended December 31, 2006. The overall effective rate increased from 32.8% in 2005 to 33.7 % in 2006. The change in the effective tax rate primarily reflects a decrease in the level of tax exempt income to total taxable investment for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

For the year ended December 31, 2005, the Company reported net income of $6.7 million, or $0.97 per diluted share, compared to net income of $5.3 million, or $0.77 per diluted share, for the year ended December 31, 2004. The $1.4 million increase in net income was the result of an increase in net interest income, primarily due to an improved net interest margin, and a decrease in the loan loss provision, partially offset by a decrease in noninterest income and an increase in noninterest expense, primarily due to higher salary and benefit expenses.

INDEX

Net Interest Income. Net interest income increased from $26.1 million in 2004 to $29.3 million in 2005, an increase of $3.2 million, or 12.3%. The increase is primarily due to increases in market rates on the Bank’s interest-earning assets as its loan yields adjusted upwards with increases in the prime rate and premium amortization slowed on its investment portfolio from lower prepayments. During 2005, the Federal Reserve made eight 25 bps upward adjustments in the FOMC’s benchmark federal funds rate. Since the Bank’s loan portfolio adjusts with prime at a faster rate than the time deposit portfolio, the increasing rate environment has had a positive effect on net interest spread and net interest margin. The increasing rate environment helped push average loan yields up to 6.64% for the year ended December 31, 2005 compared to 5.49% for the year ended December 31, 2004. Likewise, average time deposit yields increased from 2.42% for the year ended December 31, 2004 to 3.00% for the year ended December 31, 2005. Average earning assets in 2005 were $833.4 million, up 2.0% compared to $817.1 million for 2004. The net interest margin was 3.59% on a fully TE basis in 2005, a 31 bps increase from the 2004 net interest margin of 3.28%. On a fully TE basis, net interest spread was 3.28% and 3.06% for 2005 and 2004, respectively.

Interest income increased 19.6% in 2005 to $50.7 million from $42.4 million in 2004. This increase is primarily due to the growth in the Bank’s commercial loan portfolio and increases in overall yield as discussed above. The average yield on interest-earning assets for 2005 was 6.17%, a 90 bps increase from the 2004 yield of 5.27%. The average loan portfolio as a percentage of earning assets was 77.8% in 2005, down 1.8% from 2004. The average balances of loans, which had yields of 6.64% and 5.49% for 2005 and 2004, respectively, decreased from $650.1 million in 2004 to $648.0 million in 2004. The average balance of mortgage loans decreased from $45.6 million in 2004 to $25.4 million in 2005, primarily due to the sale of $19.4 million of residential loans in the fourth quarter of 2004. The average balances of federal funds and other short-term investments increased from $10.7 million in 2004 to $24.0 million in 2005, and the average yield in this category increased 188 bps from 1.46% to 3.34% over the same time period as a result of the increase in short-term interest rates. The tax equivalent yield on investment securities increased from 4.60% in 2004 to 4.68% in 2005. This increase reflects new security purchases that provided higher yields in response to the increasing interest rate environment.

Interest expense increased 31.9% in 2005 to $21.5 million from $16.3 million in 2004. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $597.7 million in 2004 to $606.4 million in 2005, largely due to an increase in money market account deposits. The average rate paid on interest-bearing deposits increased 60 bps from 1.97% in 2004 to 2.57% in 2005 in response to the rising interest-rate environment. The average rate on borrowings also increased from 3.32% in 2004 to 4.16% in 2005. This increase reflects the effects of rising interest rates on the Bank’s variable-rate borrowings and the effects of the Bank’s interest rate swap agreements, which converted portions of the Bank’s fixed-rate long-term debt to a floating rate. Interest expense on subordinated debt associated with the Company’s three trust preferred securities offerings increased from $929,000 in 2004 to $1.3 million in 2005. The average outstanding balance of subordinated debt increased slightly from $20.6 million in 2004 to $21.3 million in 2005, as the Company completed the third $10.0 million trust preferred security offering in late December 2005. The average rate on subordinated debt increased 167 bps between 2004 and 2005 as a result of the changes to the 90-day LIBOR, which increased from 2.56% at the end of December 2004 to 4.53% at the end of December 2005.

Provision for Loan Losses. For the years ended December 31, 2005 and 2004, the loan loss (credit) provision was ($343,000) and $1.0 million, respectively. The allowance for loan losses was $9.6 million and $10.7 million on December 31, 2005 and 2004, respectively, and represented approximately 1.43% and 1.64% of total loans outstanding on those dates.

The Company experienced lower loan charge-offs during the year ended December 31, 2005 compared to the year ended December 31, 2004. Management believes that this was due in part to an overall improvement in delinquencies and favorable developments in the economy. For the year ended December 31, 2005, the Company charged off an aggregate of $1.2 million in loans, net of $363,000 in recoveries. For the year ended December 31, 2004, the Company charged off an aggregate of $2.2 million in loans, net of $616,000 in recoveries. Included in the charge-offs for 2004 was $497,000 related to one loan that had been classified as impaired as of December 31, 2003 and for which a specific reserve of $825,000 had been established at that time. Net loan charge-offs as a percent of average loan balances outstanding decreased from .25% for the year ended December 31, 2004 to .12% for the year ended December 31, 2005.

Noninterest Income. Noninterest income was $6.7 million and $6.9 million for years ended December 31, 2005 and 2004, respectively, a decrease of $200,000. The decrease in other operating income is primarily due to the sale of three branch locations and certain residential mortgage loans during the third quarter of 2004. These two transactions resulted in a net gain of $844,000. Excluding these transactions, noninterest income increased $670,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to a $445,000 improvement in mortgage fees and revenues as a result of higher period-over-period loan production, a $280,000 increase in BOLI income due to additional purchases in 2005 and a $335,000 gain on the sale of a real estate parcel. Service charges and other fees decreased by $86,000 which are primarily attributable to the three branch locations sold in September 2004.

INDEX

Noninterest income for the year ended December 31, 2004 included a $1.1 million gain related to the sale of three branch locations and a $320,000 loss related to the sale of certain residential mortgage loans.

Noninterest Expense. Noninterest expense increased 10.8% to $26.4 million for the year ended December 31, 2005 from $23.8 million for the year ended December 31, 2004. As of December 31, 2005 and 2004, there were 21 and 20 branches, respectively, and the average number of FTE employees during 2005 and 2004 was 243 and 216, respectively.

Salary and employee benefits expense for the years ended December 31, 2005 and 2004 were $14.0 million and $12.1 million, respectively. Commission expense increased from $728,000 in 2004 to $873,000 in 2005, primarily due to an increase in mortgage production. The increase in salary and employee benefits is primarily due to an increase of 29 FTEs since December 31, 2004, which is consistent with management’s intention to maintain adequate staffing levels to meet customer needs and keep pace with expected growth. Incentive compensation increased by $259,000 from $902,000 in 2004 to $1.2 million in 2005, and the Company incurred $243,000 in severance expenses related to certain executive and senior officers who separated from the Company compared to $61,000 in 2004.

Occupancy expense increased from $2.4 million in 2004 to $2.6 million in 2005. The increase was primarily a result of lease expenses associated with new branch locations that opened during 2004 and additional space needed for expansion of existing departments. Furniture and equipment expense decreased from $1.7 million in 2004 to $1.5 million in 2005 due to no new branches being opened in 2005 and lower depreciation expenses. Directors and advisory board expenses increased from $428,000 in 2004 to $1.1 million in 2005 as a result of revisions to the existing deferred compensation plan and the implementation of a new supplemental retirement plan. Data processing costs increased from $1.1 million in 2004 to $1.3 million in 2005, primarily due to higher transaction volumes. Professional fees decreased from $989,000 in 2004 to $867,000 in 2005, primarily as a result of lower accounting fees, which were higher in 2004 as a result of the use of outside consultants in the initial assessment of internal controls.

Other expenses remained flat at $3.4 million in 2005. Retired director expenses decreased from $409,000 in 2004 to $177,000 in 2005. This decrease was offset by increases in travel and entertainment expenses, nondeferred loan costs, and sponsorships, which increased from $416,000, $227,000 and $106,000, respectively, in 2004 to $507,000, $311,000 and $182,000, respectively, in 2005.

Provision for Income Taxes. The Company recorded an income tax expense of $3.3 million for the year ended December 31, 2005 compared to $2.9 million for the year ended December 31, 2004. The increase in income tax expense is primarily due to the change in pretax income from $8.2 million in 2004 to $10.0 million in 2005. The overall effective rate decreased from 35.0% in 2004 to 32.8 % in 2005. The change in the effective tax rate primarily reflects the addition of nontaxable income as the result of new purchases of bank-owned life insurance and an increase in tax-exempt interest.

Financial Condition

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s assets and liabilities during 2006 and 2005 reflect the assets and liabilities acquired in the 1st State Bancorp transaction and growth as a result of internal business development activities.

Total assets increased from $960.9 million as of December 31, 2005 to $1.4 billion as of December 31, 2006. The largest components of asset growth were in loans and investment securities, which increased by $339.1 million and $77.4 million, respectively, from December 31, 2005 to December 31, 2006. Total liabilities increased from $877.4 million as of December 31, 2005 to $1.3 billion as of December 31, 2006, with deposit growth of $356.7 million representing the largest component. Loans and deposits acquired in the 1st State Bancorp transaction were $236.0 million and $267.0 million, respectively, as of the closing date.

Total consolidated shareholders’ equity increased from $83.5 million as of December 31, 2005 to $161.7 million as of December 31, 2006. The Company issued 4.9 million shares of common stock valued at $74.5 million in connection with the 1st State Bancorp transaction. For the year ended December 31, 2006, the Company repurchased 431,571 shares of its common stock at an aggregate cost of $7.2 million (see Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information on the Company’s share repurchases). For the year ended December 31, 2006, retained earnings increased $9.6 million comprised of $12.3 million of net income less dividends of $2.8 million. Accumulated other comprehensive loss, which represents the unrealized loss on available for sale securities and the unrealized gain related to the derivative cash flow hedge, net of tax, was $1.6 million, a decrease of $115,000 from December 31, 2005.

INDEX

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, federal funds sold and short-term investments, decreased from $77.1 million as of December 31, 2005 to $54.3 million as of December 31, 2006, with 2005 including $33.2 million of cash held in escrow at the Company’s stock transfer agent for payment of merger consideration to 1st State Bancorp shareholders. Excluding the cash held in escrow, cash and cash equivalents increased by $10.4 million.

Loan Portfolio. Total loans were $1.0 billion and $669.0 million as of December 31, 2006 and 2005, respectively. This increase reflects loans acquired in the 1st State Bancorp transaction and net organic loan growth in 2006. As of December 31, 2006, commercial loans, construction, consumer loans, home equity lines and mortgage loans were $593.7 million, $250.3 million, $30.8 million, $83.2 million, and $50.0 million, respectively. As of December 31, 2005, commercial loans, construction loans, consumer loans, home equity lines, and mortgage loans were $430.6 million, $131.9 million, $19.0 million, $65.6 million, and $21.8 million, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses with revenues up to $25 million. A significant portion of the loan portfolio is related to real estate. As such, there is a concentration of loans where the primary or alternative source of repayment may be dependent on the sale of real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets, could impair the value of collateral and/or our ability to sell such collateral. The Company has implemented policies and procedures to help mitigate this concentration risk and track the performance of the loans. The following table reflects the maturities of the commercial loan portfolio, and the mix of commercial and construction loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes as of December 31, 2006 and 2005.
	2006	2005
(Dollars in thousands)
Commercial loans:
Due within one year	$200,072	$138,996
Due one through five years	310,164	239,698
Due after five years	83,430	51,931
	$593,666	$430,625
Commercial loans due after one year:
Fixed rate	$224,789	$155,192
Variable rate	168,805	136,436
	$393,594	$291,629

Construction loans:
Due within one year	$137,457	$63,182
Due one through five years	87,657	58,568
Due after five years	25,194	10,191
	$250,308	$131,941
Construction loans due after one year:
Fixed rate	$50,145	$18,992
Variable rate	62,706	49,767
	$112,851	$68,759

The Company’s primary business activity is with customers located in the Research Triangle area (Raleigh, Durham, and Chapel Hill) and its surrounding communities, the Alamance County area (Burlington, Graham and Mebane), and the Interstate 40 corridor between Asheville and Hickory. The economic trends of the areas in North Carolina served by the Company are influenced by the significant industries within these regions. The ultimate collectibility of the Company’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to Company policy. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods, including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Company’s customers, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management.

INDEX

Management charged off loans totaling $4.5 million and $786,000, net of recoveries, as uncollectible during 2006 and 2005, respectively. Charge-offs in 2006 include $3.2 million related to one 1st State Bank loan relationship that was fully reserved for by 1st State Bank as of December 31, 2005. As of December 31, 2006 and 2005, the allowance for loan losses as a percentage of total loans was 1.32% and 1.43%, respectively. Management believes the allowance for loan losses of $13.3 million as of December 31, 2006 provides adequate coverage of the probable inherent losses in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized mortgage obligations (“CMOs”) and municipal bonds, which have been segregated into one of two categories: available for sale or held to maturity. The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth while the held-to-maturity classification protects the balance sheet against market value fluctuations in a rising rate environment. The Company has the positive intent and the ability to hold held-to-maturity securities until their maturity or prepayment. Securities available for sale are carried at their fair value, and the mark-to-market adjustment was $2.7 million in net unrealized losses as of December 31, 2006. After considering applicable tax benefits, the mark-to-market adjustment decreased total shareholders’ equity by $1.7 million. Future fluctuations in shareholders’ equity will occur due to changes in the fair values of available-for-sale securities.

On December 31, 2006 and 2005, the recorded value of investments totaled $239.0 million and $161.6 million, respectively. As of December 31, 2006 and 2005, $228.2 million and $149.3 million, respectively, of these securities were classified as available for sale and recorded at fair value, and $10.8 million and $12.3 million, respectively, were classified as held to maturity and recorded at amortized cost. Available-for-sale securities includes Federal Home Loan Bank (“FHLB”) stock with a fair value of $7.9 million and $6.1 million as of December 31, 2006 and 2005, respectively. Factors affecting the growth of the investment securities portfolio include loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities portfolio at the dates indicated.
	As of December 31,
	2006	2005	2004
(Dollars in thousands)
Available for sale
U.S. agency securities	$71,980	$50,917	$35,172
Municipal bonds and other	76,694	25,144	24,830
Mortgage-backed securities	71,638	67,178	80,944
Total	$220,312	$143,239	$140,946

Held to maturity
U.S. agency securities	$3,997	$4,590	$5,000
Municipal bonds and other	300	300	300
Mortgage-backed securities	6,536	7,444	8,036
Total	$10,833	$12,334	$13,336

The following table reflects the debt securities by contractual maturities as of December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INDEX

	Available for Sale		Held to Maturity
(Dollars in thousands)	Carrying Value	Average Yield	Carrying Value	Average Yield
U.S. agency securities [1]
Within one year	$5,480	4,28%	$-	-
After one but within five years	43,506	4,64%	3,997	4.17%
After five years	22,994	5.90%	-	-
Total U.S. agency securities	71,980	5.01%	3,997	4.17%
Municipal bonds and other [1]
Within one year	733	4.54%	-	-
After one but within five years	4,271	5.10%	300	4.50%
After five years	71,690	5.78%	-	-
Total municipal bonds and other	76,694	5.73%	300	4.50%
Mortgage-backed securities
Within one year	-	-	-	-
After one but within five years	3,793	3.99%	-	-
After five years	67,845	4.88%	6,536	4.72%
Total mortgage-backed securities	$71,638	4.83%	$10,833	4.51%

[1]	Municipal bonds and agency securities shown at tax equivalent yield.

Deposits. Total deposits increased from $698.5 million as of December 31, 2005 to $1.1 billion as of December 31, 2006. Of these amounts, $120.9 million and $77.8 million were in the form of noninterest-bearing demand deposits as of December 31, 2006 and 2005, respectively, and $934.3 million and $620.7 million were in the form of interest-bearing deposits as of December 31, 2006 and 2005, respectively. Balances in time deposit of $100,000 and greater were $220.3 million and $129.9 million as of December 31, 2006 and 2005, respectively. Brokered deposits, which are included in time deposits of $100,000 or greater, decreased from $6.9 million as of December 31, 2005 to $2.8 million as of December 31, 2006. The average interest rate on time deposits of $100,000 or greater was 4.87% and 3.68% as of December 31, 2006 and 2005, respectively.

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2006:

	Amount	Average Rate
(Dollars in thousands)
Maturity
Three months or less	$68,635	4.74%
Over three months to six months	75,117	5.09%
Over six months to twelve months	63,533	4.88%
Over twelve months	13,038	4.29%
	$220,323	4.87%

Debt. As of December 31, 2006 and 2005, the Company’s outstanding advances with the FHLB were $115.9 million and $93.2 million, respectively. During the year ended December 31, 2006, the maximum outstanding advances were $116.0 million. The Company had average outstanding FHLB advances of $111.0 million and $100.7 million with effective costs of borrowing of 5.04% and 4.16% as of December 31, 2006 and 2005, respectively. As of December 31, 2006, approximately $80.1 million are fixed rate advances, and $35.8 million are variable rate advances, including $25.0 million of long-term advances for which the fixed interest rate has been converted to a variable rate through interest rate swaps discussed below. As of December 31, 2006, the Company has $10.0 million of borrowings in a structured repurchase agreement, which has a variable interest rate of 90-day LIBOR minus 200 bps until November 2007 and then changes to a fixed rate of 4.75% through maturity. The Company has $30.9 million of subordinated debentures outstanding as of December 31, 2006 and 2005. The subordinated debt issues pay interest at varying spreads to LIBOR, and the effective interest rate was 7.76% and 6.18% for the years ended December 31, 2006 and 2005, respectively.

Capital Resources. Total shareholders’ equity as of December 31, 2006 and 2005, including unrealized gains (losses) net of taxes on available-for-sale securities of ($1.7) million in 2006 and 2005, was $161.7 million and $83.5 million, respectively. The Company paid cash dividends of $0.24 per share for the years ended December 31, 2006 and 2005.

INDEX

As of December 31, 2006, the Company had a leverage ratio of 9.42%, a Tier 1 capital ratio of 10.76%, and a risk-based capital ratio of 11.92%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 14. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

The Company’s Board of Directors has also authorized the repurchase of up to 1 million shares of the Company’s common stock through public or private transactions (see Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information on the Company’s share repurchases).

Asset/Liability Management. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity and capital adequacy. Measurement and monitoring of liquidity, interest rate risk and capital adequacy are performed centrally through the Board’s Asset/Liability Committee, and reported under guidelines established by management, the Board of Directors and regulators (see Item 7A. Quantitative and Qualitative Disclosures about Market Risk for information about interest rate risk).

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. As of December 31, 2006, the Company met all of its liquidity requirements.

The Company had $54.3 million in its most-liquid assets, cash and cash equivalents as of December 31, 2006. The Company’s principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $996.6 million, or 70.1%, of total assets as of December 31, 2006. As of December 31, 2005, core deposits and equity capital totaled $652.1 million, or 67.9%, of total assets.

The Company’s liquidity can best be demonstrated by an analysis of its cash flows. In 2006, the Company used a net increase in deposits and repurchase agreements of $104.4 million and $32.2 million in proceeds from investment securities sales, net of new investment securities purchases, to fund $103.9 million in net new loan growth and $36.0 million of the purchase of 1st State Bancorp. Operating activities also provided $23.1 million of liquidity for the year ended December 31, 2006, compared to $8.4 million for the year ended December 31, 2005. The principal elements of operating activities are net income, increased for significant noncash expenses for the provision for loan losses and depreciation and amortization.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2006, the Company had less than $6.2 million of investment securities that mature in the next 12 months, although the mortgage-backed securities will have principal reductions, and agency securities may be called by the issuer. During 2006, the Company purchased $117.4 million of investment securities, repayments on mortgage-backed securities were $15.3 million, and $134.3 million of investment securities were sold or called.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB system. As of December 31, 2006, the Bank had a maximum borrowing capacity of $272.8 million through the FHLB of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of FHLB stock owned by the borrowing bank.

As of December 31, 2006, the Bank owned $7.9 million worth of FHLB stock or 6.8% percent of its outstanding advances of $115.9 million. Borrowings are collateralized by a blanket lien by the FHLB on the Bank’s qualifying assets.

The Company also has liquidity from other sources such as federal funds lines, repurchased agreement lines and brokered CDs. These liquidity sources require collateral in the case of repurchase agreements but are generally unsecured or easily utilized by the Company.

INDEX

The following tables reflect expected maturities of contractual obligations and expected expirations of ongoing commitments that affect the Company’s liquidity as of December 31, 2006:
	Payments Due by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Contractual Obligations
Borrowings	$3,000	$51,000	$39,000	$32,924	$125,924
Subordinated debentures	-	-	-	30,930	30,930
Operating leases	2,179	4,816	3,799	7,705	18,499
	$5,179	$55,816	$42,799	$71,559	$175,353

	Amount of Commitment Expiration by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Commercial Commitments
Commercial letters of credit	$12,681	$13	$-	$-	$12,694
Other commercial loan commitments	55,711	14,454	7,950	109,048	187,163
	$68,392	$14,467	$7,950	$109,048	$199,857

Effects of Inflation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historic dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years; however, the effect of inflation on interest rates can materially impact Bank operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

Recent Accounting Developments. Please refer to Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies for a discussion of recent accounting developments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company hopes to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts and ensuring a proper maturity combination of assets and liabilities. The goal of these activities is the development of maturity and repricing opportunities in the Company’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Company’s Asset/Liability Committee (“ALCO”), made up of members of management and the Board, monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to ensure proper fixed- and variable-rate mixes under several interest rate scenarios.

The asset/liability management process is intended to accomplish relatively stable net interest margins and assure liquidity by coordinating the amounts, maturities, or repricing opportunities of earning assets, deposits and borrowed funds. The ALCO has the responsibility to determine and achieve the most appropriate volume and combination of earning assets and interest-bearing liabilities, and ensure an adequate level of liquidity and capital, within the context of corporate performance objectives. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review the Company’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts balance sheet management strategies intended to ensure that the potential impact of earnings and liquidity as a result of fluctuations in interest rates is within acceptable guidelines.

INDEX

In 2003, the Bank began using financial instruments, commonly known as derivatives, to manage various financial risks. The derivatives used presently by the Bank consist of interest rate swaps. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives to hedge its interest-bearing assets and liabilities. These hedges resulted in a net (decrease) increase in net interest income of ($572,000) in 2006 and $21,000 in 2005.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2006, the Bank had derivative financial instruments outstanding with notional amounts totaling $125.0 million. These interest rate swaps are comprised of a $100 million (notional) interest rate swap, accounted for as a cash flow hedge and a $25 million (notional) interest rate swap, accounted for as fair value hedge (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments for additional information).

As a financial institution, most of the Company’s assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies’ balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions of the Board of Governors of the Federal Reserve to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, the Company believes it is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2006 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

The Company’s interest rate sensitivity is illustrated in the following table. The Company continues to be “asset sensitive” as of December 31, 2006 as its assets reprice faster than its liabilities. The table reflects rate-sensitive positions as of December 31, 2006, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

INDEX

	Within One Year	One to Two Years	Two to Five Years	After Five Years	Total
(Dollars in thousands)
Assets
Securities and other interest-earning assets [1]	$68,039	$36,768	$61,746	$72,494	$239,047
Federal funds sold	20,988	-	-	-	20,988
Loans and leases [2]	736,112	78,662	146,944	32,987	994,705
Total interest-earning assets	825,139	115,430	208,690	105,481	1,254,740
Noninterest-earning assets	-	-	-	167,644	167,644
	$825,139	$115,430	$208,690	$273,125	$1,422,384

Liabilities
Nonmaturity deposits [3]	$158,346	$158,163	$132,084	$38,595	$487,188
Other time deposits	521,691	25,429	20,901	-	568,021
Borrowings	121,238	8,000	23,000	7,924	160,162
Subordinated debt	-	-	-	30,930	30,930
Total interest-bearing liabilities	801,275	191,592	175,985	77,449	1,246,301
Other noninterest-bearing liabilities	-	-	-	14,402	14,402
Equity	-	-	-	161,681	161,681
	801,275	191,592	175,985	253,532	1,422,384

Interest rate sensitivity gap	$23,864	$(76,162)	$32,705	$19,593	$-

Cumulative interest rate sensitivity gap	$23,864	$(52,298)	$(19,593)	$-	$-

[1]	Securities based on amortized cost.
[2]	Loans and leases include loans held for sale and are net of unearned income.
[3]	Projected runoff of deposits that do not have a contractual maturity date was computed based on decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

For the upcoming 12-month period in the flat rate scenario, the Company is projected to earn $47.7 million in net interest income. The table below measures the impact on net interest income of both a gradual and immediate 200 basis points change in interest rates over the 12 months following the interest rate change. Actual results could differ from these estimates.

	Change in 12-Months Projected Net Interest Income vs. Projected Net Interest Income under No Rate Change
(Dollars in millions)	Dollar Change	Percent Change
December 31, 2006
Basis point change:
+ 200 gradual	$2.6	5.5%
+ 200 immediate	2.1	4.4%
No rate change	-	-
– 200 gradual	0.3	0.6%
– 200 immediate	1.2	2.4%

INDEX

Item 8.  Financial Statements and Supplementary Data

CAPITAL BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and December 31, 2005
	December 31, 2006	December 31, 2005
(Dollars in thousands except share data)
Assets
Cash and due from banks:
Interest earning	$12,348	$4,603
Noninterest earning	33,504	30,544
Cash held in escrow (Note 1)	-	33,185
Federal funds sold and short term investments	8,480	8,757
Investment securities – available for sale, at fair value (Notes 4 and 5)	228,214	149,266
Investment securities – held to maturity, at amortized cost (Note 4)	10,833	12,334
Loans – net of unearned income and deferred fees (Note 6)	1,008,052	668,982
Allowance for loan losses	(13,347)	(9,592)
Net loans	994,705	659,390
Premises and equipment, net (Note 7)	23,125	14,868
Bank owned life insurance	20,662	19,857
Goodwill and deposit premium, net (Note 3)	64,543	12,853
Deferred income tax (Note 12)	6,150	6,305
Other assets	19,820	8,944
Total assets	$1,422,384	$960,906

Liabilities
Deposits: (Note 8)
Demand, noninterest bearing	$120,945	$77,847
Savings and interest bearing checking	144,741	91,427
Money market deposit accounts	221,502	145,578
Time deposits less than $100,000	347,698	253,745
Time deposits $100,000 and greater	220,323	129,883
Total deposits	1,055,209	698,480
Repurchase agreements and federal funds purchased (Note 9)	34,238	14,514
Borrowings (Note 9)	125,924	93,173
Short-term debt (Note 9)	-	30,000
Subordinated debentures (Note 11)	30,930	30,930
Other liabilities	14,402	10,317
Total liabilities	1,260,703	877,414

Commitments and contingencies

Shareholders’ Equity
Common stock, no par value; 20,000,000 authorized; 11,393,990 and 6,852,156 issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	139,484	70,985
Retained earnings	23,754	14,179
Accumulated other comprehensive loss	(1,557)	(1,672)
Total shareholders’ equity	161,681	83,492
Total liabilities and shareholders’ equity	$1,422,384	$960,906

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
(Dollars in thousands except per share data)
Interest income:
Loans and loan fees	$76,180	$43,047	$35,704
Investment securities:
Taxable interest income	7,121	5,578	5,270
Tax-exempt interest income	1,489	1,059	1,075
Dividends	439	263	186
Federal funds and other interest income	1,723	802	156
Total interest income	86,952	50,749	42,391
Interest expense:
Deposits	31,424	15,577	11,782
Borrowings and repurchase agreements	9,330	5,882	4,475
Total interest expense	40,754	21,459	16,257
Net interest income	46,198	29,290	26,134
Provision (credit) for loan losses	587	(343)	1,038
Net interest income after provision for loan losses	45,611	29,633	25,096
Noninterest income:
Service charges and other fees	3,865	2,862	2,948
Mortgage fees and revenues	2,102	1,733	1,288
Net gain on sale of securities	188	7	18
Bank-owned life insurance	833	546	266
Gain on early extinguishment of debt	276	-	-
Gain on sale of branches	-	-	1,164
Loss on sale of mortgage portfolio	-	-	(320)
Other	2,069	1,583	1,541
Total noninterest income	9,333	6,731	6,905
Noninterest expense:
Salaries and employee benefits	18,532	13,999	12,125
Occupancy	3,693	2,565	2,366
Furniture and equipment	2,342	1,468	1,683
Data processing	1,070	1,263	1,130
Director fees	1,264	1,138	428
Advertising	1,041	876	869
Amortization of deposit premiums	1,370	212	247
Professional fees	1,164	867	989
Telecommunications	703	592	542
Other	5,156	3,421	3,445
Total noninterest expense	36,335	26,401	23,824
Net income before tax expense	18,609	9,963	8,177
Income tax expense	6,271	3,264	2,866
Net income	$12,338	$6,699	$5,311

Earnings per share – basic	$1.06	$0.99	$0.79
Earnings per share – diluted	$1.06	$0.97	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)
Balance at January 1, 2004	6,541,495	$67,381	$377	$5,165	$72,923

Issuance of common stock for compensation	2,028	22	-	-	22
Issuance of common stock for options exercised	69,264	938	-	-	938
Net income	-	-	-	5,311	5,311
Unrealized loss on securities, net of deferred tax benefit of $45	-	-	(72)	-	(72)
Comprehensive income					5,239
Cash dividends ($0.21 per share)	-	-	-	(1,384)	(1,384)
Balance at December 31, 2004	6,612,787	$68,341	$305	$9,092	$77,738

Repurchase of outstanding common stock	(50,000)	(892)	-	-	(892)
Issuance of common stock for services	115,866	1,401	-	-	1,401
Issuance of common stock for options exercised	173,503	1,640	-	-	1,640
Noncash compensation	-	495	-	-	495
Net income	-	-	-	6,699	6,699
Unrealized loss on securities, net of deferred tax benefit of $1,241			(1,977)		(1,977)
Comprehensive income					4,722
Dividends ($0.24 per share)	-	-	-	(1,612)	(1,612)
Balance at December 31, 2005	6,852,156	$70,895	$(1,672)	$14,179	$83,492

Repurchase of outstanding common stock	(431,571)	(7,153)	-	-	(7,153)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	-	-	74,499
Issuance of common stock for options exercised	90,775	1,015	-	-	1,015
Noncash compensation	-	138	-	-	138
Net income	-	-	-	12,338	12,338
Unrealized loss on securities, net of deferred tax benefit of $8			(13)		(13)
Net unrealized gain related to cash flow hedge	-	-	128		128
Comprehensive income					12,453
Dividends ($0.24 per share)	-	-	-	(2,763)	(2,763)
Balance at December 31, 2006	11,393,990	$139,484	$(1,557)	$23,754	$161,681

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,338	$6,699	$5,311
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	1,370	212	247
Depreciation	2,199	1,423	1,480
Net gains on sale of securities available for sale	(188)	(7)	(18)
(Gain) loss on disposal of premises, equipment and real estate owned	(113)	(335)	70
Funding of held-for-sale loans	(123,509)	(95,815)	(69,893)
Proceeds from sale of held-for-sale loans	120,482	94,926	71,334
Amortization of premium/discount on securities, net	127	308	637
Deferred income tax expense	6,587	912	523
Issuance of stock for compensation	-	1,401	22
Other noncash compensation	138	495	-
Provision (credit) for loan losses	587	(343)	1,038
Gain on early extinguishment of debt	(276)	-	-
Gain on sale of branches	-	-	(1,164)
Loss on sale of mortgage portfolio	-	-	320
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,142	(1,854)	1,130
Accrued interest payable and other liabilities	1,195	419	(110)
Net cash provided by operating activities	23,079	8,441	10,927

Cash flows from investing activities:
Loan originations, net of principal repayments	(103,853)	(15,553)	(64,755)
Additions to premises and equipment	(4,470)	(2,958)	(3,871)
Proceeds from sales of premises, equipment and real estate owned	1,250	2,610	645
Net (purchase) sales of Federal Home Loan Bank stock	397	271	(600)
Purchase of securities available for sale	(91,447)	(16,492)	(17,014)
Purchase of securities held to maturity	-	(1,560)	(15,477)
Purchase of mortgage-backed securities available for sale	(25,947)	(13,759)	(24,317)
Purchase of bank-owned life insurance	-	(5,500)	(3,500)
Proceeds from calls/maturities of securities available for sale	18,993	20,037	33,945
Proceeds from sales of securities available for sale	129,092	4,399	25,920
Proceeds from calls/maturities of securities held to maturity	1,513	2,566	2,140
Net cash paid in merger transaction	(36,036)	-	-
Proceeds from sale of mortgage portfolio	-	-	18,667
Net cash paid in branch sale	-	-	(23,054)
Net cash used in investing activities	(110,508)	(25,939)	(71,271)
(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	$84,693	$43,504	$64,911
Net increase (decrease) in repurchase agreements	19,724	(2,241)	5,741
Proceeds from borrowings	76,247	37,500	42,500
Principal repayments of borrowings	(77,364)	(46,647)	(54,771)
Proceeds from subordinated debentures, net of issuance costs	-	10,310	-
Proceeds (repayments) from short-term debt	(30,000)	30,000	-
Cash held in escrow	33,185	(33,185)	-
Dividends paid	(2,490)	(1,598)	(1,315)
Issuance of common stock for options and other plans	1,015	1,640	679
Repurchase of common stock	(7,153)	(892)	-
Net cash provided by financing activities	97,857	38,391	57,745

Net change in cash and cash equivalents	10,428	20,893	(2,599)
Cash and cash equivalents at beginning of period	43,904	23,011	25,610
Cash and cash equivalents at end of period	$54,332	$43,904	$23,011

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$2,333	$1,539	$1,221
Dividends payable	$684	$411	$397
Cash paid for:
Income taxes	$745	$2,742	$1,398
Interest	$39,895	$21,099	$16,131

Acquisition of 1st State Bancorp:
Fair value of assets acquired	$430,297	$-	$-
Issuance of common stock	$74,499	$-	$-
Cash paid, including transaction costs	$46,724	$-	$-
Liabilities assumed	$309,074	$-	$-

Sale of Northern Region branches:
Loans, net of allowance	$-	$-	$12,830
Premises and equipment	-	-	258
Other assets and liabilities, net	-	-	1,030
Goodwill written off	-	-	1,218
Deposits	-	-	(39,554)
Net gain on sale	-	-	1,164
Net cash sold	$-	$-	$(23,054)

Sale of mortgage portfolio:
Loans, net of allowance	$-	$-	$18,722
Real estate owned	-	-	152
Other assets and liabilities, net	-	-	113
Net loss on sale	-	-	(320)
Net cash acquired	$-	$-	$18,667

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the “Bank”) and Capital Bank Investment Services, Inc. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FIN 46R. Capital Bank was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Bank is not a member of the Federal Reserve and has no subsidiaries. The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank’s customers are individuals and small- to medium-size businesses. The Bank’s primary source of revenue is interest earned from loans to customers, and from invested cash and securities, and noninterest income derived from various fees.

The Bank operates throughout North Carolina with 26 banking offices in Asheville (3), Burlington (4), Cary, Graham (2), Greensboro, Hickory, Mebane, Morrisville, Oxford, Pittsboro, Raleigh (5), Sanford (3), Siler City and Wake Forest. The Company’s corporate headquarters are located at 333 Fayetteville Street in Raleigh, North Carolina.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the subordinated debentures (as defined below), which are the sole assets of the Trust. A portion of the proceeds from the issuance of the subordinated debentures were used by the Company to repurchase shares of Company common stock. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (see Note 11. Subordinated Debentures).

The Company has no operations other than those of its subsidiaries.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, valuation of investments, and tax assets, liabilities and expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit quality financial institutions in amounts, which may be in excess of federally insured limits. Banks are required to maintain reserve and clearing balances with the Federal Reserve. Accordingly, the Bank has amounts restricted for this purpose of $11,985,000 and $11,852,000 included in cash and due from banks on the consolidated balance sheet as of December 31, 2006 and 2005, respectively. Cash held in escrow as of December 31, 2005 represents funds the Company was required to deposit with its transfer agent for payment to 1st State Bancorp shareholders on consummation of the merger transaction and was invested in an institutional money market account. Such funds were disbursed following the closing date of this transaction.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Securities

Investments in certain securities are classified into three categories and accounted for as follows:

•	Held to Maturity – Debt securities that the institution has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; or

•
Trading Securities – Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; or

•
Available for Sale – Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of shareholders’ equity.

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

Loans Held for Sale

Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. As of December 31, 2006 and 2005, there were approximately $7.2 million and $4.2 million, respectively, in loans held for sale which are classified as loans on the consolidated balance sheet. Gains or losses realized on the sale of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold. The Company recognized aggregate gains of $828,000, $743,000 and $592,000 from the sale of held-for-sale loans for the years ended December 31, 2006, 2005 and 2004, respectively.

Through the normal course of originating loans held for sale, the customer’s interest rate is fixed upon lock-in by the customer. The Bank enters into a best-efforts commitment to sell the loan to an investor after the rate lock-in by the customer. Rate lock commitments for loans held for sale are valued based on the net revenues to be realized upon sale to an investor less any value attributable to the servicing rights which are also sold to the investor.

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

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc. It is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

There were $6.2 million loans classified as impaired as of December 31, 2006 compared to $0 as of December 31, 2005. As of December 31, 2006, $1.1 million was included in the allowance for loan losses for these impaired loans. Average impaired loans for the years ended December 31, 2006, 2005 and 2004 were $2.4 million, $1.1 million, and $2.1 million, respectively. The amount of interest income recognized on impaired loans for the years ended December 31, 2006, 2005 and 2004 was $241,000, $0 and $594,000, respectively.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Foreclosed Assets

Any assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or net realized value. Net realized value equals fair value less estimated costs to sell. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Valuations will be periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other expenses. As of December 31, 2006 and 2005, there was $1.1 million and $771,000, respectively, of foreclosed properties included in other assets on the consolidated balance sheet.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets. Useful lives range from 3 to 10 years for furniture and equipment, and 10 to 40 years for buildings. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases. Repairs and maintenance are charged to expense as incurred.

Upon disposition, the asset and related accumulated depreciation or amortization are relieved, and any gains or losses are reflected in operations.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Derivatives

The Company uses derivatives to manage interest rate risk. The instruments consist of interest rate swaps. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives, accounted for as fair value hedges, to hedge its fixed-rate interest-bearing liabilities or accounted for as cash flow hedges, to hedge cash flow volatility resulting from changes in interest rates.

Under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, derivatives are recorded on the consolidated balance sheet at fair value. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Any difference in these two changes in fair value results in hedge ineffectiveness that results in a net impact to earnings. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of a hedge that is ineffective is recognized immediately as other noninterest income or expense.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, and other contract provisions.

Stock Option Plans

The Company’s Equity Incentive Plan is a stock-based incentive compensation plan covering certain officers and directors. The Company grants stock options under the incentive plan for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under SFAS No. 123R over the next five years was eliminated. Accordingly, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating results or financial condition.

Effective January 1, 2006, the Company began recognizing the cost of all new employee share-based awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The Company previously accounted for stock options using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123. Under SFAS No. 123, the Company was required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted. For the years ended December 31, 2005 and 2004, the Company disclosed net income and earnings per share, as reported and pro forma, as follows:
		2005	2004
(Dollars in thousands except per share data)
Net income	As reported	$6,699	$5,311
	Pro forma	$6,402	$5,095
Net income per share – basic	As reported	$0.99	$0.79
	Pro forma	$0.94	$0.76
Net income per share – diluted	As reported	$0.97	$0.77
	Pro forma	$0.93	$0.74

The fair values of the options granted prior to January 1, 2006 had been estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield was based on the Company’s historical annual dividend payout; and the risk-free rate was based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted in the years ended December 31, 2006, 2005, and 2004, respectively:

	2006	2005	2004

Dividend yield	-	1.31%	1.04%
Expected volatility	-	27.2%	27.7%
Risk-free interest rate	-	4.03%	3.92%
Expected life	-	7 years	7 years

The weighted average fair value of options granted for the years ended December 31, 2005 and 2004 was $5.40, and $5.99, respectively. There were no options granted in the year ended December 31, 2006.

Net Income per Share

The Company follows SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, the Company has presented both basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for 2006, 2005, and 2004 were as follows:

	2006	2005	2004
(Dollars in thousands except share data)
Income available to shareholders – basic and diluted	$12,338	$6,699	$5,311
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,598,502	6,790,846	6,712,502
Incremental shares from assumed exercise of stock options	85,172	129,542	173,198
Weighted average number of shares outstanding – diluted	11,683,674	6,920,388	6,885,700

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
(Dollars in thousands)
Unrealized losses on securities available for sale	(22)	(3,211)	(99)
Reclassification of (gains) losses recognized in net income	1	(7)	(18)
Unrealized gain on change in fair value of cash flow hedge	128	-	-
Income tax benefit	8	1,241	45
Other comprehensive income (loss)	115	(1,977)	(72)

Segment Information

The Company follows the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

Reclassifications

Certain items included in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported.

New Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No. 156”), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140 for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

The Company plans to adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation clarifies the accounting for uncertain tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in SFAS No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. FIN 48 is effective as of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48, but does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently in the process of evaluating the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect the Company’s current accounting policies and procedures and our financial statements. The Company is currently assessing the impact SFAS No. 157 will have on the Company’s financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 effective December 31, 2006. The adoption of SAB 108 did not have any material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 will have on the Company’s financial position and results of operations.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. The Company considers the effect of the proposed statements on the financial statements of the Company and monitors the status of changes to, and proposed effective dates of, exposure drafts.

2. Significant Transactions

On January 3, 2006, the Company acquired 1st State Bancorp, the holding Company for 1st State Bank. 1st State Bank was originally chartered in 1914, and its market area consists of the communities in Alamance County, North Carolina. 1st State Bank was primarily engaged in soliciting deposit accounts from businesses and the general public, and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The total purchase price was approximately $121.2 million, including transactions costs of $6.4 million.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Under the terms of the merger agreement, the Company issued approximately 4.9 million shares of common stock and paid $40.1 million in cash in exchange for 100% of 1st State Bancorp’s outstanding common stock and stock options. The transaction has been accounted for under the purchase method and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005 assuming the acquisition of 1st State Bancorp had occurred at the beginning of fiscal 2005:

(Dollars in thousands except per share data)
Net interest income	$41,289
Net income	$4,835
Net earnings per diluted share	$0.41

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2005.

A summary of estimated fair values of assets acquired and liabilities assumed is as follows:
1st State Bancorp, Inc.
(Dollars in thousands)
Loans receivable, net of allowance for loan losses	$230,600
Investment securities	110,008
Premises and equipment	7,925
Deposit premium	5,331
Goodwill	47,728
Other assets	28,705
Deposits	(272,037)
Borrowings	(34,144)
Other liabilities	(2,893)
Investment in subsidiary, net of dividends to shareholders and capitalized direct acquisition costs	$121,223

In connection with the 1st State Bancorp acquisition, in December 2005 the Company issued $30.0 million in short-term notes to an unaffiliated entity and entered into a third $10.0 million offering of trust preferred securities issued by Trust III (see Note 11. Subordinated Debentures and Note 9. Borrowings for additional information on the Trusts and the short-term debt, respectively).

During 2004, the Company made changes to its branch structure including the sale of three branches in Warrenton, Seaboard and Woodland to other financial institutions in the third quarter. Included in the sale were approximately $39.6 million of deposits and $12.8 million of loans, as well as other assets. With the closing of the branch sale, the Company was required to make payments of $23.0 million dollars to cover the excess of liabilities over assets assumed by the acquiring companies. The Company recognized a $1.2 million nonrecurring gain on this sale in 2004. Also during the third quarter of 2004, the Company sold a portion of the mortgage portfolio that had been acquired in a previous bank acquisition and was being serviced by an independent organization. The sale included approximately $19.2 million in loans and $152,000 in foreclosed assets. The Company recorded a $320,000 nonrecurring loss on this sale.

3. Goodwill and Other Intangible Assets

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is no longer amortized, but is reviewed for potential impairment at least annually at the reporting unit level. The Company performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded in the years ended December 31, 2006, 2005, and 2004 based on the evaluation.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006 and 2005, intangible assets, primarily deposit premiums paid for acquisitions, and goodwill were as follows:

	Gross	Accumulated Amortization	Net
(Dollars in thousands)
At December 31, 2006
From January 2006 acquisition of 1st State Bancorp:
Deposit premium	$5,331	$(1,185)	$4,146
Goodwill	47,728	-	47,728
	53,059	(1,185)	51,874
From January 2002 acquisition of First Community Bank:
Deposit premium	782	(562)	220
Goodwill	3,834	-	3,834
	4,616	(563)	4,054
From December 2002 acquisition of High Street Bank:
Deposit premium	976	(575)	401
Goodwill	5,381	-	5,381
	6,357	(575)	5,782
From April 2000 branch acquisitions:
Goodwill	1,996	(347)	1,649
From June 1997 branch acquisitions:
Goodwill	2,164	(980)	1,184
	$68,192	$(3,649)	$64,543

At December 31, 2005
From January 2002 acquisition of First Community Bank:
Deposit premium	$782	$(489)	$293
Goodwill	3,834	-	3,834
	4,616	(489)	4,127
From December 2002 acquisition of High Street Bank:
Deposit premium	976	(464)	512
Goodwill	5,381	-	5,381
	6,357	(464)	5,893
From April 2000 branch acquisitions:
Goodwill	1,996	(347)	1,649
From June 1997 branch acquisitions:
Goodwill	2,164	(980)	1,184
	$15,133	$(2,280)	$12,853

Deposit premiums are amortized over a period of up to 10 years using an accelerated method. During 2006 and 2005, deposit premiums were reduced by amortization expenses of $1.4 million and $212,000, respectively. In addition, during 2004, goodwill was reduced by $1.2 million in connection with deposits sold in branch sales. Estimated amortization expense for the next five fiscal years is as follows: 2007–$1.2 million; 2008–$1.0 million; 2009–$853,000; 2010–$680,000; and 2011–$518,000.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

4. Investment Securities

Investment securities as of December 31, 2006 and 2005 are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
2006
Available for sale:
U.S. agency obligations	$72,741	$104	$865	$71,980
Municipal bonds and other	77,134	267	707	76,694
Mortgage-backed securities	73,180	31	1,573	71,638
	223,055	402	3,145	220,312

Held to maturity:
U.S. agency obligations	$3,997	$-	$86	$3,911
Municipal bonds	300	-	9	291
Mortgage-backed securities	6,536	-	185	6,351
	10,833	-	280	10,553
	$233,888	$402	$3,425	$230,865

2005
Available for sale:
U.S. agency obligations	$52,046	$2	$1,131	$50,917
Municipal bonds and other	24,804	512	172	25,144
Mortgage-backed securities	69,110	10	1,942	67,178
	145,960	524	3,245	143,239

Held to maturity:
U.S. agency obligations	$4,590	$-	$105	$4,485
Municipal bonds	300	-	10	290
	7,444	-	203	7,241
	$12,334	$-	$318	$12,016

The amortized cost and estimated market values of securities as of December 31, 2006 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities:
Due within one year	$5,499	$5,480	$-	$-
Due after one year through five years	44,222	43,506	3,997	3,911
Due after five years through ten years	18,020	18,092	-	-
Due after ten years	5,000	4,902	-	-
Total U.S. agency securities	72,741	71,980	3,997	3,911

Municipal bonds and other:
Due within one year	750	733	-	-
Due after one year through five years	4,284	4,272	300	291
Due after five years through ten years	9,180	9,326	-	-
Due after ten years	62,920	62,363	-	-
Total municipal bonds	77,134	76,694	300	291

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Due within one year	$-	$-	$-	$-
Due after one year through five years	3,908	3,793	-	-
Due after five years through ten years	1,869	1,834	-	-
Due after ten years	67,403	66,011	6,536	6,351
Total mortgage-backed securities	73,180	71,638	6,536	6,351
	$223,055	$220,312	$10,833	$10,553

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Security
Available for sale:
U.S. agency obligations	$10,677	$28	$40,260	$837	$50,937	$865
Municipal bonds and other	47,679	601	4,594	106	52,273	707
Mortgage-backed securities	8,062	26	59,862	1,547	67,924	1,573
	66,418	655	104,716	2,490	171,134	3,145

Held to maturity:
U.S. agency obligations	-	-	3,911	86	3,911	86
Municipal bonds	-	-	291	9	291	9
Mortgage-backed securities	-	-	6,351	185	6,351	185
	-	-	10,553	280	10,553	280
Total at December 31, 2006	$66,418	$655	$115,269	$2,770	$181,687	$3,425

Available for sale:
U.S. agency obligations	$25,036	$298	$22,978	$833	$48,014	$1,131
Municipal bonds and other	2,555	39	2,788	133	5,343	172
Mortgage-backed securities	42,997	969	22,728	973	65,725	1,942
	70,588	1,306	48,494	1,939	119,082	3,245

Held to maturity:
U.S. agency obligations	591	3	3,894	102	4,485	105
Municipal bonds	290	10	-	-	290	10
Mortgage-backed securities	4,932	133	2,309	70	7,241	203
	5,813	146	6,203	172	12,016	318
Total at December 31, 2005	$76,401	$1,452	$54,697	$2,111	$131,098	$3,563

The unrealized losses on the Company’s investments in U.S. agency obligations and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2006, 2005 and 2004, the Company had gross realized gains and losses of $253,000 and $75,000, respectively; $7,000 and $0, respectively; and $18,000 and $0, respectively, on sales of available-for-sale securities with book values of $130.1 million, $2.2 million and $25.9 million, respectively.

Securities with a fair value of $131.2 million were pledged as of December 31, 2006 to secure public deposits, repurchase agreements, swap agreements, and FHLB advances.

5. Federal Home Loan Bank Stock

During 2004, in order to raise additional capital, the FHLB restructured the stock ownership requirements in order to be a member of the FHLB system. As a member, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.20% of its total assets as of December 31st of the prior year (up to a maximum of $25.0 million) plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock as of December 31, 2006 and 2005 was $7.9 million and $6.0 million, respectively, and is included in available-for-sale investment securities on the consolidated balance sheet. No ready market exists for the FHLB stock, and it has no quoted market value; therefore, cost approximates market as of December 31, 2006 and 2005.

6. Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of December 31, 2006 and 2005 is as follows:
	2006	2005
(Dollars in thousands)
Commercial	$593,410	$430,457
Construction	250,308	131,941
Consumer	30,806	19,022
Home equity lines	83,231	65,566
Residential mortgages	50,099	21,863
	1,007,854	668,849
Plus deferred loan costs, net	198	133
	$1,008,052	$668,982

A summary of activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
(Dollars in thousands)
Balance at beginning of year	$9,592	$10,721	$11,613
Acquired in 1st State Bancorp transaction	7,650	-	-
Provision (credit) for loan losses	587	(343)	1,038
Loans charged off, net of recoveries	(4,482)	(786)	(1,619)
Reclassified	-	-	(311)
Balance at end of year	$13,347	$9,592	$10,721

In 2004, the Company reclassified $311,000 of the allowance for loan losses related to the estimated loss exposure on unfunded loan commitments and letters of credit into a separate liability account.

As of December 31, 2006, nonperforming assets consisted of nonaccrual loans in the amount of $4.9 million and foreclosed real estate of $1.1 million. Foreclosed real estate excludes $739,000 related to one closed branch location that is held for sale. As of December 31, 2005, nonperforming assets consisted of nonaccrual loans in the amount of $8.1 million and foreclosed real estate of $771,000. Unrecognized income on nonaccrual loans as of December 31, 2006, 2005 and 2004 was $146,000, $361,000 and $275,000, respectively. As of December 31, 2006 and 2005, there were no loans past due greater than 90 days still accruing interest.

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups and activity during the years ended December 31, 2006, 2005 and 2004, is summarized as follows:

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

	2006	2005	2004
(Dollars in thousands)
Beginning balance	$32,181	$31,285	$23,392
New loans	71,296	11,378	16,737
Principal repayments	(22,079)	(10,482)	(8,844)
Ending balance	$81,398	$32,181	$31,285

In addition, such groups had available lines of credit in the amount of $10.0 million as of December 31, 2006. In the ordinary course of business, the Company engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Company and are not considered to include terms which are unfavorable to the Company. Certain deposits are held by related parties, and the rates and terms of these accounts are consistent with those of nonrelated parties. The Company paid an aggregate of approximately $1.0 million, $1.5 million, and $1.0 million to companies owned by members of the board of directors for leased space, equipment, construction and consulting services during 2006, 2005 and 2004, respectively.

7. Premises and Equipment

Premises and equipment as of December 31, 2006 and 2005 are as follows:
	2006	2005
(Dollars in thousands)
Land	$6,299	$3,770
Buildings and leasehold improvements	14,256	9,777
Furniture and equipment	18,833	10,053
Automobiles	203	235
Construction in progress	29	1,044
	39,620	24,879
Less accumulated depreciation and amortization	(16,495)	(10,011)
	$23,125	$14,868

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $1.4 million and $1.5 million, respectively.

 8. Deposits

As of December 31, 2006 and 2005, the scheduled maturities of certificates of deposit are as follows:

	2006		2005
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
2007	$521,691	4.65%	$249,773	3.53%
2008	25,429	3.78%	117,860	3.65%
2009	12,177	3.93%	5,568	3.98%
2010	5,992	4.16%	8,277	4.03%
2011 and thereafter	2,732	4.59%	2,150	4.40%
	$568,021	4.59%	$383,628	3.57%

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

9. Borrowings

Short term borrowed funds. The following is an analysis of short-term borrowed funds as of December 31, 2006 and 2005:

	End of Period		Daily Average Balance
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Interest Rate	Maximum Outstanding at Any Month End
2006
Short-term debt	$-	-	$986	7.25%	$-
Fed funds purchased	-	-	465	4.64%	-
Repurchase agreements	34,238	4.24%	29,644	4.39%	40,587
	$34,238		$31,095	4.48%

2005
Short-term debt	$30,000	7.25%	$411	7.25%	$30,000
Fed funds purchased	-	-	258	3.02%	-
Repurchase agreements	14,514	3.48%	14,299	2.58%	18,598
	$44,514		$14,968	2.71%

2004
Fed funds purchased	$1,573	2.70%	$564	1.77%	$2,137
Repurchase agreements	15,182	1.68%	12,301	0.89%	17,875
	$16,755		$12,865	0.929%

Interest on federal funds purchased totaled $22,000 in 2006 and $8,000 in 2005. Repurchase agreements are collateralized by U.S. agency obligations and mortgage-backed securities with fair values of $39.9 million as of December 31, 2006.

Interest expense on securities sold under agreements to repurchase totaled $1.3 million in 2006 and $368,000 in 2005. The Company borrowed $30.0 million on December 27, 2005 from an unaffiliated financial institution, the proceeds of which were used to help finance the cash portion of the 1st State Bancorp transaction and was repaid in January 2006 following the closing of the transaction.

Federal Home Loan Bank Advances. Advances from the FHLB had a weighted average rate of 5.16% and 4.31% as of December 31, 2006 and 2005, respectively, and were collateralized by certain 1–4 family mortgages, multifamily first mortgage loans, home equity loans and qualifying commercial loans totaling $132.0 million and $98.5 million at year end 2006 and 2005, respectively. In addition, the Company pledged certain investment securities with a fair value of $18.3 million and $19.6 million as of December 31, 2006 and 2005.

Structured Repurchase Agreement. The Company borrowed $10.0 million under a structured repurchase agreement in November 2006. Interest is based on a variable rate of 90-day LIBOR minus 200 bps until November 6, 2007 and converts into a fixed rate of 4.75% thereafter until maturity in November 2016. The counterparty has the right to terminate the transaction after one year. The Company has pledged certain investment securities with a fair value of $11.9 million as of December 31, 2006.

As of December 31, 2006, the scheduled maturities of borrowings were as follows:
	Balance	Weighted Average Rate
(Dollars in thousands)
2007	$3,000	5.38%
2008	33,000	5.29%
2009	18,000	5.00%
2010	8,000	4.91%
2011 and thereafter	63,924	4.73%
	$125,924	4.94%

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006, the Company had an additional $154.8 million of credit available with the FHLB.

10. Derivative Financial Instruments

The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures.

In October 2006, the Company entered into a $100 million (notional) three-year interest rate swap agreement to convert a portion of its variable rate loan portfolio to a fixed rate. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of the cash flow hedge that is ineffective is recognized immediately as other noninterest income. In July 2003, the Company entered into $25 million (notional) interest rate swap agreements to convert portions of its fixed-rate FHLB advances to variable interest rates. The Company accounts for these interest rate swaps as a hedge of the fair value of the designated FHLB advances. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value, and the net difference between those amounts were not material for the years ended December 31, 2006, 2005 and 2004.

These interest rate hedges have an aggregated notional amount of $125 million and reset based on changes in the Bank’s published prime rate or LIBOR, as applicable. The counterparties for these hedges are firms with an investment grade rating by a nationally recognized investment rating service. The swaps are collateralized by certain investment securities with a fair value of $5.9 million as of December 31, 2006 and are summarized as follows:

Maturity	Notional Amount	Effective Variable Rate	Fixed Rate
2009	$100,000,000	Prime	7.81%
2009	$10,000,000	LIBOR + 1.87%	5.26%
2011	$15,000,000	LIBOR + 2.02%	5.38%

11. Subordinated Debentures

The Company formed Trust III, Trust II and Trust I in December 2005, December 2003 and June 2003, respectively. Each issued $10 million of its floating-rate capital securities (the “trust preferred securities”), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities. The Trusts sold their common securities to the Company for an aggregate of $900,000, resulting in total proceeds from each offering equal to $10.3 million or $30.9 million in aggregate. The Trusts then used these proceeds to purchase $30.9 million in principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). Following payment by the Company of a placement fee and other expenses of the offering, the Company’s net proceeds from the offerings aggregated $30 million.

The trust preferred securities have a 30-year maturity and are redeemable after five years by the Company with certain exceptions. Prior to the redemption date, the trust preferred securities may be redeemed at the option of the Company after the occurrence of certain events, including without limitation events that would have a negative tax effect on the Company or the Trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trusts being treated as an investment company. The Trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the Debentures. The Company’s obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.

The securities associated with each trust are floating rate, based on 90-day LIBOR, and adjust quarterly. Trust I securities adjust at LIBOR + 3.10%, Trust II securities adjust at LIBOR + 2.85% and Trust III securities adjust at LIBOR +1.40%.

The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company, are the sole assets of the Trusts, and the Company’s payment under the Debentures is the sole source of revenue for the Trusts.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Pursuant to FIN 46R, the assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Company’s consolidated statements of operations as interest expense. The Debentures are presented as a separate category of long-term debt on the consolidated balance entitled “Subordinated Debentures.” For regulatory purposes, the $30 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements.

12. Income Taxes

Income taxes charged to operations for the years ended December 31, 2006, 2005 and 2004 consist of the following components:

	2006	2005	2004
(Dollars in thousands)
Current income tax expense (benefit)	$(316)	$2,352	$2,343
Deferred income tax expense	6,587	912	523
Total income tax expense	$6,271	$3,264	$2,866

Income taxes for the years ended December 31, 2006, 2005 and 2004 were allocated as follows:
	2006	2005	2004
(Dollars in thousands)
Income from continuing operations	$6,271	$3,264	$2,866
Shareholders’ equity, for unrealized losses on securities available for sale	(8)	(1,241)	(45)
Shareholders’ equity, for compensation expense for tax purposes in excess of financial reporting purposes	(138)	(480)	(259)
	$6,125	$1,543	$2,562

A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

	Amount			Percent of Pretax Income
(Dollars in thousands)	2006	2005	2004	2006	2005	2004
Tax expense at statutory rate on income before taxes	$6,327	$3,387	$2,780	34.00%	34.00%	34.00%
State taxes, net of federal benefit	761	388	372	4.09%	3.89%	4.55%
Increase (reduction) in taxes resulting from:
Tax exempt interest on investment securities	(480)	(394)	(366)	(2.58)%	(3.95)%	(4.48)%
Nontaxable life insurance income	(283)	(223)	(50)	(1.52)%	(2.24)%	(0.61)%
Other, net	(54)	106	130	(0.29)%	1.06%	1.59%
	$6,271	$3,264	$2,866	33.70%	32.76%	35.05%

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:
	2006	2005
(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$5,241	$3,797
Deferred compensation	1,839	1,525
Net operating loss carryforwards	468	752
Directors fees	820	536
Unrealized security losses	1,058	1,049
Contribution carryforwards	83	-
Total deferred tax assets	9,509	7,659
Deferred tax liabilities:
Depreciation	(490)	(456)
Purchase accounting adjustments	(2,230)	(534)
FHLB stock	(343)	(304)
Other	(296)	(60)
Total deferred tax liabilities	(3,359)	(1,354)
Net deferred tax assets	$6,150	$6,305

As of December 31, 2006 and 2005, the Company had net deferred tax assets of $6.2 million and $6.3 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $1.4 million relating to a prior acquisition, which expire in various amounts through 2022. Management expects to utilize all of these carryforward amounts before they expire.

13. Leases

The Company has noncancelable operating leases for its corporate office, branch locations and corporate aircraft that expire at various times through 2019. Certain of the leases contain escalating rent clauses, for which the Company recognizes rent expense on a straight-line basis. The Company subleases certain office space and the corporate aircraft to outside parties. Future minimum lease payments under the leases and sublease receipts for years subsequent to December 31, 2006 are as follows:

	Lease Payments	Sublease Receipts
(Dollars in thousands)
2007	$2,179	$223
2008	2,495	225
2009	2,322	193
2010	2,039	91
2011	1,760	-
Thereafter	7,704	-
	$18,499	$732

During 2006, 2005 and 2004, rent expense under operating leases were $1.9 million, $1.4 million, and $1.2 million, respectively. Rent expense for 2006 is net of $106,000 in sublease rentals.

14. Regulatory Matters and Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

As of September 30, 2006, the most recent notification from regulators, the Bank was categorized as “well capitalized” by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank’s category. Management believes that as of December 31, 2006, the Company meets all capital requirements to which it is subject.

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statues Section 53–87. As of December 31, 2006, the undivided profits of the Bank totaled $22.2 million. However, state and federal regulatory authorities may limit payment of dividends by any bank for other reasons, including when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s actual capital amounts and ratios as of December 31, 2006 and 2005 and the minimum requirements are presented in the following table.
			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk-weighted assets)	$140,092	11.92%	$94,054	8.00%	$117,567	10.00%
Tier I capital (to risk-weighted assets)	126,543	10.76%	47,027	4.00%	70,540	6.00%
Tier I capital (to average assets)	126,543	9.42%	53,760	4.00%	67,200	5.00%

2005
Total capital (to risk-weighted assets)	$111,228	13.71%	$64,890	8.00%	$81,112	10.00%
Tier I capital (to risk-weighted assets)	95,176	11.73%	32,445	4.00%	48,667	6.00%
Tier I capital (to average assets)	95,176	10.64%	35,765	4.00%	44,706	5.00%

15. Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the “Plan”) for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employee’s salary. The Plan provides that employee’s contributions are 100% vested at all times and the Company’s contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate contributions for the years ended December 31, 2006, 2005, and 2004 were $613,000, $281,000, and $366,000, respectively.

Supplemental Retirement Plans

In May 2005, the Company established two supplemental retirement plans for the benefit of certain executive officers and certain directors of the Company. The Capital Bank Defined Benefit Supplemental Executive Retirement Plan (“Executive Plan”) covers the Company’s chief executive officer and certain other members of senior management. Under the Executive Plan, the participants will receive a supplemental retirement benefit equal to a targeted percentage of the participant’s average annual salary during the last three years of employment. Under the Executive Plan, benefits vest over an eight-year period with the first 20% vesting after four years of service and 20% vesting annually thereafter. The Capital Bank Supplemental Retirement Plan for Directors (“Director Plan”) covers certain directors and provides for a fixed annual retirement benefit to be paid for a number of years equal to the director’s total years of service, up to a maximum of ten years. For the years ended December 31, 2006 and 2005, the Company recognized $121,000 and $89,000, respectively, of expense related to the Executive Plan; and $359,000 and $320,000, respectively, of expense related to the Director Plan. The liability associated with the two plans is included in other liabilities on the consolidated balance sheet. As of December 31, 2006, the Executive Plan had four participants; the Director Plan had 14 participants; and the recorded liability for the Executive Plan and Director Plan was $210,000 and $679,000, respectively.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

In 2005, the Company invested $5.5 million in bank-owned life insurance (“BOLI”), which may be used, at the Company’s sole discretion, to fund the benefits payable under the Executive Plan and Director Plan. As of December 31, 2006 and 2005, cash surrender values from the BOLI policies equaled $5.9 million and $5.6 million, respectively.

16. Stock Options and Stock Plans

The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s stock to officers and directors. As of December 31, 2006, options for 192,209 shares of common stock remained available for future issuance. In addition, there were 567,000 options which were assumed under various plans from previously acquired financial institutions, of which 131,000 remain outstanding.

Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions. All options outstanding as of December 31, 2006 were fully vested.

A summary of the activity during the years ending December 31, 2006, 2005 and 2004 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:
	2006		2005		2004
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	495,822	$11.65	693,524	$11.25	704,540	$10.40
Granted	-	-	9,600	16.84	84,250	17.85
Exercised	(90,775)	11.18	(173,503)	9.45	(69,264)	9.80
Terminated	(15,332)	11.81	(33,799)	16.17	(26,002)	13.58
Outstanding at end of year	389,715	$11.75	495,822	$11.65	693,524	$11.25

Options exercisable at year end	389,715	$11.75	495,822	$11.65	580,010	$10.31

The following table summarizes information about the Company’s stock options as of December 31, 2006:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	127,947	3.41	127,947
$9.01 – $12.00	101,634	4.34	101,634
$12.01 – $15.00	33,750	2.02	33,750
$15.01 – $18.00	68,634	6.24	68,634
$18.01 – $18.37	57,750	7.99	57,750
	389,715	4.71	389,715

Deferred Compensation for Nonemployee Directors. Effective January 1, 2005, the Company amended and restated the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of their total directors’ fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of common stock of the Company or cash (at the Company’s option) after the participant ceases to serve as a director for any reason. The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $855,000, $710,000 and $372,000, respectively, of expense related to the Deferred Compensation Plan, including $159,000 of share-based expense in 2006.

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

17. Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business. As of December 31, 2006, these financial instruments were comprised entirely of unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as they do for on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties. Since many unused lines of credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Unused lines of credit were $187.2 million and $188.2 million, respectively, as of December 31, 2006 and 2005. Outstanding letters of credit were $12.7 million and $8.6 million, respectively, as of December 31, 2006 and 2005.

The Bank’s lending is concentrated primarily in Wake, Granville, Lee, Chatham, Alamance, Guilford, Buncombe and Catawba counties in North Carolina. As of December 31, 2006, $686.5 million, or 68.1%, of the total loan portfolio is related to real estate lending. The credits in the loan portfolio are well diversified, and the Company does not have any significant concentrations to any one credit relationship. Credit risk is managed through a number of methods, including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. The Company’s lending policies require independent appraisals on collateral used to secure loans.

18. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

The fair values of cash and due from banks and Federal funds sold are equal to the carrying value due to the nature of the financial instruments. The estimated fair values of investment securities is based on quoted market prices, except for FHLB stock where fair value equals cost. The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk. The fair values of certificates of deposits, borrowings, and subordinated debt are estimated by discounting the future cash flows using the current rates offered for similar deposits, advances and subordinated debt with the same remaining maturities. Derivative financial instruments are carried at fair value. The fair value of derivative financial instruments are determined based on external pricing sources. The interest-bearing deposit liabilities and repurchase agreements with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand). The carrying values and fair values of the Company’s financial instruments as of December 31, 2006 and 2005 were as follows:

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

	2006	2005
(Dollars in thousands)
Investment securities:
Carrying amount	$239,047	$161,600
Estimated fair value	238,767	161,282
Loans:
Carrying amount	994,705	659,390
Estimated fair value	988,696	654,317
Certificates of deposit:
Carrying amount	568,021	383,628
Estimated fair value	567,074	382,208
Borrowings:
Carrying amount	125,924	93,173
Estimated fair value	126,394	92,875
Subordinated debt:
Carrying amount	30,930	30,930
Estimated fair value	31,287	31,757

The carrying amount and estimated fair value of derivative instruments was $2.3 million and $1.9 million as of December 31, 2006 and 2005, respectively, and have been reflected in the amount shown for borrowings in the above table. There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totaling $199.9 million and $196.8 million as of December 31, 2006 and 2005, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

19. Parent Company Financial Information

Condensed financial information of the financial holding company of the Bank as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is presented below:

Condensed Balance Sheets
	December 31, 2006	December 31, 2005
(Dollars in thousands)
Assets:
Cash	$4,666	$46,109
Equity investment in subsidiary	184,853	96,135
Other assets	3,862	2,753
Total assets	$193,381	$144,997

Liabilities:
Subordinated debentures	$30,930	$30,930
Short-term debt	-	30,000
Dividends payable	684	411
Other liabilities	168	164
Total liabilities	31,782	61,505

Shareholders’ equity:
Common stock	136,528	70,985
Accumulated other comprehensive (loss) income	(1,557)	(1,672)
Retained earnings	26,628	14,179
Total shareholders’ equity	161,599	83,492

Total liabilities and shareholders’ equity	$193,381	$143,948

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Condensed Statements of Operations
	December 31, 2006	December 31, 2005	December 31, 2004
(Dollars in thousands)
Dividends from wholly-owned subsidiaries	$43,600	$500	$4,000
Undistributed earnings of subsidiaries	5,023	7,018	1,892
Other income	404	160	66
Interest expense	(2,432)	(1,352)	(929)
Other expenses	(42)	(49)	(17)
Net income before tax benefits	11,553	6,277	5,012
Income tax benefit	704	422	299
Net income	$47,257	$6,699	$5,311

Condensed Statements of Cash Flows
	December 31, 2006	December 31, 2005	December 31, 2004
(Dollars in thousands)
Operating activities:
Net income	$47,257	$6,699	$5,311
Equity in undistributed earnings of subsidiary	(5,023)	(7,018)	(1,892)
Other noncash compensation	138	495	-
Net change in other assets and liabilities	(1,113)	(503)	(693)
Cash flow (used in) provided by operating activities	41,259	(327)	2,726
Investing activities:
Additional investment in subsidiaries	-	(310)	-
Cash flow used in investing activities	-	(310)	-
Financing activities:
Proceeds from issuance of common stock	1,015	3,041	960
Payments to repurchase common stock	(7,153)	(892)	-
(Repayment) proceeds of short-term debt	(30,000)	30,000	-
Cash held in escrow	33,185	(33,185)	-
Proceeds from issuance of subordinated debentures, net of issuance costs	-	10,310	-
Dividends paid	(2,490)	(1,598)	(1,315)
Net cash paid for 1st State Bancorp	(44,074)	-	-
Cash flow provided by (used in) financing activities	(49,517)	7,676	(355)

Net (decrease) increase in cash and cash equivalents	(8,258)	7,039	2,371
Cash and cash equivalents, beginning of year	12,924	5,885	3,514
Cash and cash equivalents, end of year	$4,666	$12,924	$5,885

INDEX
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

20. Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly balances and results for the years ended December 31, 2006 and 2005 are as follows:

(Dollars in thousands except per share data)	Three Months Ended
	December 31	September 30	June 30	March 31
2006
Assets	$1,422,384	$1,399,673	$1,364,030	$1,308,567
Loans	1,008,052	1,003,835	965,484	944,325
Investment securities	239,047	200,647	189,669	181,032
Deposits	1,055,209	1,043,755	1,025,949	972,232
Shareholders’ equity	161,681	160,871	157,770	158,095

Net interest income	$11,607	$11,593	$11,608	$11,390
Provision (credit) for loan losses	154	(215)	249	399
Noninterest income	2,448	2,258	2,612	2,015
Noninterest expense	9,098	9,069	9,341	8,827
Income taxes	1,546	1,730	1,579	1,416
Net income	$3,257	$3,267	$3,051	$2,763

Net income per share – basic	$.28	$.28	$.26	$.24
Net income per share – diluted	$.28	$.28	$.26	$.24

2005
Assets	$960,906	$927,035	$917,392	$887,312
Loans	668,982	646,448	648,765	647,922
Investment securities	161,601	161,389	161,822	159,966
Deposits	698,480	703,183	689,997	662,178
Shareholders’ equity	83,492	82,268	79,499	76,965

Net interest income	$7,795	$7,429	$7,160	$6,906
Provision (credit) for loan losses	91	(28)	(156)	(250)
Noninterest income	2,022	1,790	1,579	1,340
Noninterest expense	7,118	6,644	6,489	6,150
Income taxes	801	869	803	791
Net income	$1,807	$1,734	$1,603	$1,555

Net income per share – basic	$.26	$.26	$.24	$.23
Net income per share – diluted	$.26	$.25	$.23	$.22

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (a North Carolina corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Bank Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Raleigh, North Carolina
March 12, 2007

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capital Bank Corporation (a North Carolina corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Capital Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Bank Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006, and our report dated March 12, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Raleigh, North Carolina
March 12, 2007

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation

In our opinion, the consolidated statements of operations, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Capital Bank Corporation for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 10, 2005

INDEX

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in that they are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

Limitations on the Effectiveness of Controls. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

INDEX

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in its report, which is included herein in Report of Independent Registered Public Accounting Firm in Item 8 of Part II.

Item 9B.  Other Information

None

PART III

This Part incorporates certain information from the definitive proxy statement (the “2007 Proxy Statement”) for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Company’s executive officers is included under the caption “Executive Officers” on page 10 of this report. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2007 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our employees, officers and directors. The complete Code of Ethics is available on our website at www.capitalbank-nc.com. If at any time it is not available on our website, we will provide a copy upon written request made to our Corporate Secretary, Capital Bank Corporation, 333 Fayetteville Street, Suite 700 , Raleigh, North Carolina 27601, telephone (919) 645-6400. Information on our website is not part of this report. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-nc.com or by filing a Current Report on Form 8-K.

Item 11.  Executive Compensation

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation/Human Resources Committee Interlocks and Insider Participation” and “Compensation/Human Resources Committee Report” in the 2007 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2007 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the sections entitled “Compensation – Certain Transactions” and “Information about Our Board of Directors” in the 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2007 Proxy Statement.

INDEX

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

Financial Statements and Information

•	Consolidated Balance Sheets for the years ended December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

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

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 14th day of March 2007.

CAPITAL BANK CORPORATION

By: /s/ B. Grant Yarber
B. Grant Yarber
President and Chief Executive Officer

INDEX

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 15, 2007.

Signature	Title
/s/ B. Grant Yarber	President, Chief Executive Officer and Director
B. Grant Yarber	(Principal Executive Officer)
/s/ A. Christine Baker	Chief Financial Officer
A. Christine Baker	(Principal Financial Officer)
/s/ George C. Nicholson	Chief Accounting Officer
George C. Nicholson	(Principal Accounting Officer)
/s/ Charles F. Atkins	Director
Charles F. Atkins
/s/ James A. Barnwell, Jr.	Director
James A. Barnwell, Jr.
/s/ Leopold I. Cohen	Director
Leopold I. Cohen
/s/ John F. Grimes, III	Director
John F. Grimes, III
/s/ Robert L. Jones	Director
Robert L. Jones

INDEX

Signature	Title
/s/ O. A. Keller, III	Chairman of the Board
O. A. Keller, III
/s/ Oscar A. Keller, Jr.	Director
Oscar A. Keller, Jr.
/s/ Ernest A. Koury, Jr.	Director
Ernest A. Koury, Jr.
/s/ James G. McClure, Jr.	Director
James G. McClure, Jr.
/s/ James D. Moser, Jr.	Director
James D. Moser, Jr.
/s/ George R. Perkins, III	Director
George R. Perkins, III
/s/ Don W. Perry	Director
Don W. Perry
/s/ Carl H. Ricker, Jr.	Director
Carl H. Ricker, Jr.
/s/ Richard H. Shirley	Director
Richard H. Shirley
/s/ J. Rex Thomas	Director
J. Rex Thomas
/s/ Samuel J. Wornom, III	Director
Samuel J. Wornom, III

INDEX

EXHIBIT INDEX

Exhibit No.	Description

2.01
Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

2.02
List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

3.01
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999)

3.02	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

4.01
Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999)

4.02	In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.01
Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003) (management contract or compensatory plan, contract or arrangement)

10.02
Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference from Appendix A to the Company’s Proxy Statement for Annual Meeting held on May 26, 2005) (management contract or compensatory plan, contract or arrangement)

10.03
Capital Bank Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

10.04
Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

10.05
Employment Agreement dated April 21, 2004 between B. Grant Yarber and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004) (management contract or compensatory plan, contract or arrangement)

10.06
Amendment of Employment Agreement, dated January 25, 2007, by Capital Bank Corporation, Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007) (management contract or compensatory plan, contract or arrangement)

10.07
Employment Agreement dated January 3, 2006 between A. Christine Baker and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2006) (management contract or compensatory plan, contract or arrangement)

10.08
Employment Agreement, dated August 2, 2006, between Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006) (management contract or compensatory plan, contract or arrangement)

INDEX

Exhibit No.	Description

10.09
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.10
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.11
Agreement, dated November 2001 between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

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

INDEX
Exhibit 21

SUBSIDIARIES

Capital Bank
(North Carolina)

Capital Bank Investment Services, Inc.
(North Carolina)

Capital Bank Statutory Trust I
(Delaware)

Capital Bank Statutory Trust II
(Delaware)

Capital Bank Statutory Trust III
(Delaware)

INDEX
Exhibit 23.01

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 12, 2007, accompanying the consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statement of Capital Bank Corporation on Forms S-8 (File No. 333-125195, No. 333-42628, No. 333-82602, No. 333-102774, and No. 333-76919).

/s/ Grant Thornton LLP

Raleigh, North Carolina
March 12, 2007

INDEX
Exhibit 23.02

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 333-42628, No. 333-82602, No. 333-102774, No. 333-125195 and No. 333-76919) of Capital Bank Corporation of our report dated March 10, 2005 relating to the consolidated financial statements which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 13, 2007

INDEX