Form 10-Q
period 2007-03-31
CAPITAL BANK CORP
filed 2007-05-10
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

CAPITAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	000-30062	56-2101930
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 10, 2007 there were 11,441,030 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION

Form 10-Q for the Quarterly Period Ended March 31, 2007

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
	March 31, 2007	December 31, 2006
(Dollars in thousands except share data)	(Unaudited)

ASSETS
Cash and due from banks:
Interest earning	$20,485	$12,348
Noninterest earning	32,249	33,504
Federal funds sold and short term investments	35,117	8,480
Investment securities – available for sale, at fair value	238,201	228,214
Investment securities – held to maturity, at amortized cost	10,525	10,833
Loans - net of unearned income and deferred fees	1,025,464	1,008,052
Allowance for loan losses	(13,531)	(13,347)
Net loans	1,011,933	994,705
Premises and equipment, net	23,108	23,125
Bank-owned life insurance	20,863	20,662
Deposit premium and goodwill, net	64,242	64,543
Other assets	24,418	25,970
Total assets	$1,481,141	$1,422,384

LIABILITIES
Deposits:
Demand, noninterest bearing	$124,899	$120,945
Savings and interest-bearing demand deposits	396,938	366,243
Time deposits	598,414	568,021
Total deposits	1,120,251	1,055,209
Repurchase agreements and federal funds purchased	34,228	34,238
Borrowings	115,960	125,924
Subordinated debentures	30,930	30,930
Other liabilities	15,917	14,402
Total liabilities	1,317,286	1,260,703

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 authorized; 11,443,030 and 11,393,990 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	140,126	139,484
Retained earnings	25,221	23,754
Accumulated other comprehensive loss	(1,492)	(1,557)
Total shareholders’ equity	163,855	161,681
Total liabilities and shareholders’ equity	$1,481,141	$1,422,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)
	March 31, 2007	March 31, 2006
(Dollars in thousands except share and per share data)

Interest income:
Loans and loan fees	$19,883	$17,018
Investment securities	2,807	2,110
Federal funds and other interest income	485	542
Total interest income	23,175	19,670
Interest expense:
Deposits	10,006	6,110
Borrowings and repurchase agreements	2,446	2,170
Total interest expense	12,452	8,280
Net interest income	10,723	11,390
Provision for loan losses	337	399
Net interest income after provision for loan losses	10,386	10,991
Noninterest income:
Service charges and other fees	928	965
Mortgage fees and revenues	541	364
Net gain on sale of securities	–	–
Other noninterest income	721	686
Total noninterest income	2,190	2,015
Noninterest expense:
Salaries and employee benefits	5,094	4,542
Occupancy	998	778
Furniture and equipment	615	492
Amortization of deposit premiums	300	343
Data processing	296	489
Directors fees	268	376
Advertising	249	255
Other expenses	1,416	1,552
Total noninterest expense	9,236	8,827
Net income before tax expense	3,340	4,179
Income tax expense	956	1,416
Net income	$2,384	$2,763

Earnings per share – basic	$0.21	$0.24
Earnings per share – diluted	$0.21	$0.24

Weighted average shares:
Basic	11,492,749	11,616,894
Fully diluted	11,573,094	11,704,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)

Balance at January 1, 2006	6,852,156	$70,985	$(1,672)	$14,179	$83,492
Repurchase of outstanding common stock	(116,000)	(1,847)	–	–	(1,847)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	–	–	74,499
Issuance of common stock for options exercised	4,843	32	–	–	32
Net income	–	–	–	2,763	2,763
Other comprehensive loss	–	–	(147)	–	(147)
Comprehensive income					2,616
Dividends ($0.06 per share)	–	–	–	(697)	(697)
Balance at March 31, 2006	11,623,629	$143,669	$(1,819)	$16,245	$158,095

Balance at January 1, 2007	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Repurchase of outstanding common stock	(82)	(1)			(1)
Issuance of common stock for options exercised	16,793	146	–	–	146
Noncash compensation	32,329	497	–	–	497
Net income	–	–	–	2,384	2,384
Other comprehensive income	–	–	65	–	65
Comprehensive income					2,449
Dividends ($0.08 per share)	–	–	–	(917)	(917)
Balance at March 31, 2007	11,443,030	$140,126	$(1,492)	$25,221	$163,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	March 31, 2007	March 31, 2006
(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,384	$2,763
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	300	343
Depreciation	612	481
Loss on disposal of premises, equipment and real estate owned	7	–
Change in held-for-sale loans, net	(1,931)	(2,458)
Amortization of premiums on securities, net	13	38
Deferred income tax expense	(252)	1,548
Issuance of stock for compensation	497	–
Provision for loan losses	337	399
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,979	4,688
Accrued interest payable and other liabilities	1,284	(128)
Net cash provided by operating activities	5,230	7,674

Cash flows from investing activities:
Loan (originations) repayments, net	(16,195)	(38,375)
Additions to premises and equipment	(653)	(1,175)
Net sale of Federal Home Loan Bank stock	931	767
Purchase of securities available for sale	(19,947)	(15,489)
Proceeds from maturities of securities available for sale	9,269	2,427
Proceeds from sales of securities available for sale	–	102,396
Proceeds from maturities of securities held to maturity	306	199
Net cash paid in merger transaction	–	(37,470)
Proceeds from sales of premises, equipment and real estate owned	51	12
Net cash (used in) provided by investing activities	(26,238)	13,292

Cash flows from financing activities:
Net increase in deposits	65,042	1,716
Net increase (decrease) in repurchase agreements	(10)	11,791
Net decrease in borrowings	(9,964)	(19,519)
Repayment of short term debt	–	(30,000)
Distribution of cash held in escrow	–	33,185
Dividends paid	(686)	(411)
Issuance of common stock for options and other plans	146	32
Repurchase of common stock	(1)	(1,847)
Net cash provided by (used in) financing activities	54,527	(5,053)

Net change in cash and cash equivalents	33,519	15,913
Cash and cash equivalents at beginning of period	54,332	43,904
Cash and cash equivalents at end of period	$87,851	$59,817
(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	March 31, 2007	March 31, 2006
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises and equipment to other real estate owned	$561	$2,142
Dividends payable	$917	$697
Cash paid for:
Income taxes	$–	$–
Interest	$12,299	$7,992

Acquisition of 1st State Bancorp:
Fair value of assets acquired	$–	$429,981
Issuance of common stock	$–	$74,499
Cash paid, including transaction costs	$–	$46,570
Liabilities assumed	$–	$308,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, valuation of investments, and tax assets, liabilities and expense. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies the accounting for uncertain tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not anticipate any changes in its current accounting policies associated with the adoption of FIN 48. The adoption of FIN 48 did not have a material financial impact on the Company’s financial condition or results of operations for the quarter ended March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect the Company’s current accounting policies and procedures and our financial statements, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 will have on the Company’s financial position and results of operations, but does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company elected not to adopt SFAS No. 157 and SFAS No. 159 in the quarter ended March 31, 2007 and will adopt both statements effective December 31, 2007.

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

2. Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s comprehensive income (loss) for the three months ended March 31, 2007 and 2006 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows:

Three Months Ended March 31, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands)

Unrealized gains (losses) on available-for-sale securities	$252	$(239)
Unrealized gain (loss) on change in fair value of cash flow hedge	(66)	–
Income tax benefit (expense)	(121)	92
Other comprehensive income (loss)	$65	$(147)

3. Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following table provides a computation and reconciliation of basic and diluted EPS for the three months ended March 31, 2007 and 2006, respectively:

Three Months Ended March 31, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands except share data)

Income available to shareholders – basic and diluted	$2,384	$2,763
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,492,749	11,616,894
Incremental shares from assumed exercise of stock options	80,345	87,421
Weighted average number of shares outstanding – diluted	11,573,094	11,704,315

For the three months ended March 31, 2007 and 2006, options to purchase approximately 315,000 shares and 374,000 shares, respectively, of common stock were used in the diluted calculation. For the three months ended March 31, 2007 and 2006, options to purchase approximately 58,000 shares and 117,000 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors. As of March 31, 2007, options for 192,209 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options, which were assumed under various plans from previously acquired financial institutions, of which approximately 131,015 remain outstanding. There were no new stock option grants in the three months ended March 31, 2007 and all options outstanding as of March 31, 2007 were fully vested as of December 31, 2005.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year end share price. The amount deferred, if elected, is equal to 125 percent of the total director’s fees. Each participant is fully vested in his or her account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s discretion). The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. For the three months ended March 31, 2007 and 2006, the Company recognized $0 and $86,000, respectively, of share-based expense related to the Deferred Compensation Plan.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the three months ended March 31, 2007:

	Shares	WAEP

Outstanding at January 1, 2007	389,715	$11.75
Granted	–	–
Exercised	(16,793)	8.72
Terminated	–	–
Outstanding at March 31, 2007	372,922	$11.88

Options exercisable at March 31, 2007	372,922	$11.88

The following table summarizes information about the Company’s stock options at March 31, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	117,969	3.17	117,969
$9.01 – $12.00	95,702	4.07	95,702
$12.01 – $15.00	33,750	1.77	33,750
$15.01 – $18.00	67,751	6.05	67,751
$18.01 – $18.37	57,750	7.74	57,750
	372,922	4.51	372,922

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

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
U.S. agency securities	$11,481	$19	$38,135	$683	$49,616	$702
Municipal bonds	50,761	664	8,354	117	59,115	781
Mortgage-backed securities	7,958	25	54,345	1,411	62,303	1,436
	70,200	708	100,834	2,211	171,034	2,919
Held to Maturity
U.S. agency securities	–	–	3,926	71	3,926	71
Municipal bonds	–	–	292	8	292	8
Mortgage-backed securities	–	–	6,063	164	6,063	164
	–	–	10,281	243	10,281	243
Total at March 31, 2007	$70,200	$708	$111,115	$2,454	$181,315	$3,162

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

6. Loans

The composition of the loan portfolio by loan classification at March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)

Commercial	$617,123	$593,410
Construction	244,473	250,308
Consumer	31,656	30,806
Home equity lines	81,895	83,231
Mortgage	50,160	50,099
	1,025,307	1,007,854
Plus deferred loan costs, net	157	198
	$1,025,464	$1,008,052

Loans held for sale as of March 31, 2007 and December 31, 2006 were $9.2 million and $7.2 million, respectively, and were included in the mortgage category.

7. Financial Instruments with Off-Balance-Sheet Risk

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are comprised of unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant and equipment, and income-producing commercial properties. Since many unused lines of credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s exposure to credit risk as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)

Unused lines of credit	$171,423	$187,163
Standby letters of credit	9,176	12,698
Total commitments	$180,599	$199,861

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended March 31, 2007 and 2006 for Capital Bank Corporation (the “Company”) and it’s wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1. of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Part II, Item 1A of this report, and the Company’s periodic reports and other filings with the Securities and Exchange Commission (“SEC”).

Overview

The Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is also affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of miscellaneous service charges, interchange income and ATM fees, fees generated from originating mortgage loans that are sold, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees and other expenses.

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

INDEX

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1.of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on pages 41–47. These policies are important in understanding management’s discussion and analysis. Some of the Company’s accounting policies require the Company to make estimates and judgments regarding uncertainties that may affect the reported amounts of assets, liabilities, revenues and expenses.

The Company has identified five accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, investments, valuation allowances, goodwill and the impairment of long-lived assets. In many cases, there are several alternative judgments that could be used in the estimation process. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on the Company’s critical accounting policies, refer to page 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the quarter ended March 31, 2007:

•
The Company reported net income for the quarter ended March 31, 2007 of $2.4 million compared to $2.8 million for the quarter ended March 31, 2006. Fully diluted earnings per share were $0.21 and $0.24 for the quarter ended March 31, 2007 and 2006, respectively.

•
The decrease in net income was primarily due to a $667,000 decrease in net interest income, which reflects a 54 basis points (“bps”) decrease in the net interest margin as a result of the rising cost of funds and a $409,000 increase in noninterest expense, primarily due to higher compensation and occupancy costs, offset by a $460,000 decrease in income tax expense due to an increase in tax-exempt investment income.

•
The provision for loan losses for the quarter ended March 31, 2007 was $337,000 compared to $399,000 in the quarter ended March 31, 2006. The decrease in the provision for loan losses reflects slower net loan growth in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

•
Net interest income for the quarter ended March 31, 2007 decreased to $10.7 million, a 5.9% decline over the $11.4 million reported in the quarter ended March 31, 2006. The Company’s net interest margin declined to 3.52%, a 54 bps decrease over the quarter ended March 31, 2006 and a 26 bps decrease over the quarter ended December 31, 2006. The decrease in net interest income is primarily due to a 110 bps increase in the cost of funds compared to a 48 bps increase in the yield on earning assets.

•
Noninterest income for the quarter ended March 31, 2007 increased $175,000 to $2.2 million compared to $2.0 million in the quarter ended March 31, 2006. This increase is primarily due to higher mortgage fees and revenues as a result of increased volume and more favorable pricing on mortgage loans held for sale.

•
Noninterest expense was $9.2 million for the quarter ended March 31, 2007 compared to $8.8 million for the quarter ended March 31, 2006. The increase is primarily due to higher salaries and employee benefits and occupancy costs, which increased by $552,000 and $220,000, respectively, in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The increase in salaries and employee benefits was primarily due to salary increases and related payroll taxes. The increase in occupancy costs was primarily due to higher rental expenses associated the Company’s new headquarters.

Financial Condition

Total consolidated assets of the Company at March 31, 2007 were $1.48 billion compared to $1.42 billion at December 31, 2006, an increase of $58.8 million, or approximately 4%. The increase in total consolidated assets for the three months ended March 31, 2007 is primarily due to a $33.5 million increase in cash and cash equivalents and a $17.3 million increase in the Bank’s loan portfolio, net of the allowance for loan losses, since December 31, 2006. Total deposits as of March 31, 2007 were $1.12 billion, which represents growth of $65.0 million from December 31, 2006.

INDEX

Total earning assets were $1.33 billion at March 31, 2007 compared to $1.27 billion at December 31, 2006. Earning assets represented 89.8% and 89.1% of total assets as of March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, investment securities were $248.7 million, compared to $239.1 million at December 31, 2006, an increase of $9.6 million due to new investment security purchases. Interest-earning cash, federal funds sold and short term investments were $55.6 million at March 31, 2007, an increase of $34.8 million from December 31, 2006. The Company increased its holdings of short term investment assets to maintain liquidity for anticipated loan growth and future commitments.

The allowance for loan losses as of March 31, 2007 and December 31, 2006 was $13.5 million and $13.3 million, respectively, and represented approximately 1.32% of total loans as of both dates. Management believes that the amount of the allowance is adequate to absorb the estimated probable losses inherent in the current loan portfolio. See “Asset Quality” below for further discussion of the allowance for loan losses.

Total deposits as of March 31, 2007 were $1.12 billion, an increase of $65.0 million, or 6.2%, from December 31, 2006. The increase was primarily due to the increase in money market and time deposits, which increased by $24.4 million and $30.4 million, respectively. Total time deposits represented 53.4% of total deposits at March 31, 2007 compared to 53.8% at December 31, 2006. The Company’s high yield checking account product, Smart Checking, which is designed to generate higher debit card interchange income to offset the higher yield offered, added over 900 new accounts during the quarter ended March 31, 2007. As of March 31, 2007, there were over 4,500 Smart Checking accounts and $21.4 million of deposits associated with this product.

Noninterest bearing demand deposit accounts (“DDA”) were $124.9 million at March 31, 2007, an increase of $4.0 million from December 31, 2006. The average balance of noninterest DDA accounts was $106.4 million during the quarter ended March 31, 2007 compared to $100.0 million during the quarter ended March 31, 2006.

Total consolidated shareholders’ equity was $163.9 million as of March 31, 2007, an increase of $2.2 million from December 31, 2006. Retained earnings increased by $1.5 million, reflecting $2.4 million of net income for the three months ended March 31, 2007 less $0.9 million of dividends paid during the three months ended March 31, 2007. Accumulated other comprehensive loss, which represents the unrealized loss on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, was $1.5 million and $1.6 million as of March 31, 2007 and December 31, 2006, respectively. See Item 1. Financial Statements - Condensed Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Results of Operations

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

For the quarter ended March 31, 2007, the Company reported net income of $2.4 million, or $0.21 per diluted share, compared to net income of $2.8 million, or $0.24 per diluted share, for the quarter ended March 31, 2006. Net income decreased by $379,000 primarily due to margin compression as a result of the rising costs of funds and a decline in the yield on earning assets. The Company’s net interest margin, on a fully taxable equivalent basis, for the quarter ended March 31, 2007 decreased by 54 bps and 26 bps compared to the net interest margin for the quarters ended March 31, 2006 and December 31, 2006, respectively. The Company expects competitive pressures will continue to affect its net interest margin in the near term. The majority of the Company’s time deposits have repriced at prevailing market rates, which rates the Company anticipates will begin to ease in the second half of 2007.

Net interest income decreased $667,000, or 5.9%, from $11.4 million for the quarter ended March 31, 2006, to $10.7 million for the quarter ended March 31, 2007. Average earning assets increased $134.5 million to $1.29 billion for the quarter ended March 31, 2007 from $1.16 billion for the quarter ended March 31, 2006. Average interest-bearing liabilities increased $127.5 million to $1.16 billion for the quarter ended March 31, 2007 from $1.03 billion for the quarter ended March 31, 2006. The net interest margin on a taxable equivalent basis decreased by 54 bps to 3.52% for the quarter ended March 31, 2007 from 4.06% for the quarter ended March 31, 2006. The earned yield on average interest-earning assets was 7.43% and 6.95% for the quarter ended March 31, 2007 and 2006, respectively, while the interest rate on average interest- bearing liabilities for those periods was 4.36% and 3.26%, respectively. The decrease in the net interest margin is primarily attributed to interest-bearing liabilities repricing at a faster rate than interest-earning assets as a result of the current static interest rate environment and competitive pressures in the Company’s primary markets. The Company expects its effective cost of interest-bearing liabilities will increase slightly during the quarter ended June 30, 2007 as a result of increased competition for funds in the Company’s primary markets.

INDEX

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Three Months Ended March 31, 2007 and 2006 (Unaudited)
Taxable Equivalent Basis 1
	March 31, 2007			March 31, 2006
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: [2]
Commercial	$589,892	$11,261	7.74%	$582,676	$10,678	7.43%
Construction	262,236	5,495	8.50%	166,615	3,169	7.71%
Consumer	30,822	652	8.58%	20,441	471	9.34%
Home equity lines	82,298	1,727	8.51%	100,319	1,822	7.37%
Mortgage [3]	47,235	748	6.42%	53,899	878	6.61%
Total loans	1,012,483	19,883	7.96%	923,950	17,018	7.47%
Investment securities [4]	243,732	3,303	5.50%	194,535	2,303	4.80%
Federal funds sold and other interest on short term investments	36,596	485	5.37%	39,839	542	5.52%
Total interest earning assets	1,292,811	$23,671	7.43%	1,158,324	$19,863	6.95%
Cash and due from banks	27,593			31,374
Other assets	130,126			138,602
Allowance for loan losses	(13,296)			(17,155)
Total assets	$1,437,234			$1,311,145

Liabilities and Equity
Savings deposits	$34,370	$42	0.50%	$43,815	$60	0.56%
Interest-bearing demand deposits	342,814	2,922	3.46%	265,685	1,549	2.36%
Time deposits	600,865	7,042	4.75%	548,217	4,501	3.33%
Total interest-bearing deposits	978,049	10,006	4.15%	857,717	6,110	2.89%
Borrowed funds	113,686	1,503	5.36%	114,362	1,326	4.70%
Subordinated debt	30,930	586	7.68%	32,574	597	7.43%
Repurchase agreements	34,328	357	4.22%	24,852	247	4.03%
Total interest-bearing liabilities	1,156,993	$12,452	4.36%	1,029,505	$8,280	3.26%
Noninterest-bearing deposits	106,369			99,976
Other liabilities	10,581			21,823
Total liabilities	1,273,943			1,151,304
Shareholders’ equity	163,291			159,841
Total liabilities and shareholders’ equity	$1,437,234			$1,311,145

Net interest spread [5]			3.07%			3.69%
Tax equivalent adjustment		$496			$193
Net interest income and net interest margin [6]		$11,219	3.52%		$11,583	4.06%

1 The fully taxable equivalent basis is computed using a blended federal and state tax rate of approximately 36% and 38% in 2007 and 2006, respectively.
2 Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
3 Mortgage includes loans held for sale.
4 The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
5 Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
6 Net interest margin represents net interest income divided by average interest-earning assets.

INDEX

Interest income on loans increased from $17.1 million for the quarter ended March 31, 2006 to $19.9 million for the quarter ended March 31, 2007. The increase is primarily due to higher average loan balances, which increased by $88.5 million primarily due to organic net loan growth, and higher loan yields. Yields on commercial, construction, and home equity lines increased 31 bps, 79 bps, and 114 bps, respectively, in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 while yields on consumer loans decreased by 76 bps during the same period. Higher yields in 2007 reflect the increase in the prime rate charged by the Bank between those two periods. The Company’s prime rate was 8.25% as of March 31, 2007 compared to 7.75% as of March 31, 2006; however, the last change in the prime rate was in June 2006. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility. This swap reduced the overall yield on loans and the net interest margin by 5 bps and 4 bps, respectively, for the quarter ended March 31, 2007.

Interest income on investment securities increased from $2.1 million for the quarter ended March 31, 2006 to $2.8 million for the quarter ended March 31, 2007. The increase is primarily due to an increase in average balances outstanding between the periods, which increased by $95.6 million, with approximately $47.0 million of the increase related to investments in municipal bonds. The yield on investment securities on a fully taxable equivalent basis increased from 4.80% for the quarter ended March 31, 2006 to 5.50% for the quarter ended March 31, 2007. The increase is primarily due to higher yields on new investment securities purchased in 2006.

Interest expense on deposits increased from $6.1 million for the quarter ended March 31, 2006 to $10.0 million for the quarter ended March 31, 2007. The increase is primarily due to an increase in the average balance of interest-bearing deposits outstanding, which increased by $120.3 million due to organic deposit growth, and higher deposit rates. The average rate paid on total interest-bearing deposits increased from 2.89% for the quarter ended March 31, 2006 to 4.15% for the quarter ended March 31, 2007, a 126 bps rise. The rate paid on time deposits, which represented 61.4% and 63.9% of total average interest-bearing deposits for the quarters ended March 31, 2007 and 2006, respectively, increased from 3.33% and 4.51% for the quarters ended March 31, 2006 and December 31, 2006, respectively, to 4.75% for the quarter ended March 31, 2007 as a result of the rising interest rate environment and increased competition in the Company’s primary markets. The Company anticipates that time deposit funding costs will increase slightly in the second quarter of 2007 based on prevailing rates being offered in the Company’s primary markets.

Interest expense on borrowings increased from $2.2 million for the quarter ended March 31, 2006 to $2.5 million for the quarter ended March 31, 2007, primarily due to an increase in borrowing rates. The rate on borrowings and subordinated debentures for the quarter ended March 31, 2007 increased to 5.36% and 7.68%, respectively, from 4.70% and 7.43%, respectively, for the quarter ended March 31, 2006. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was an increase in interest expense of $125,000 and $72,000 for the quarters ended March 31, 2007 and 2006, respectively.

For the quarter ended March 31, 2007, the provision for loan losses was $337,000 compared to $399,000 for the quarter ended March 31, 2006, a decrease of $62,000. There was no significant deterioration in the overall credit quality of the loan portfolio between December 31, 2006 and March 31, 2007, and the decrease in the provision for loan losses reflects slower net loan growth in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Net charge-offs for the quarter ended March 31, 2007 were $153,000 or 0.06% of average loans, compared to $3.4 million or 1.49% of average loans for the quarter ended March 31, 2006. Net charge-offs for the quarter ended March 31, 2006 includes $3.2 million related to one loan relationship that had been fully reserved by 1st State Bank prior to the acquisition date. Total nonperforming assets and past due loans increased from $6.0 million and $11.2 million, respectively, as of December 31, 2006 to $9.3 million and $16.2 million, respectively, as of March 31, 2007. Past due loans consists of all loans past due 30 days or more. Approximately $3.0 million and $4.7 million of the increase in nonperforming assets and past due loans, respectively, is related to three distinct loan relationships within each category, all of which have been adequately provided for in the allowance for loan losses as of March 31, 2007. See “Asset Qualtiy” below for additional information.

Noninterest income for the quarter ended March 31, 2007 was $2.2 million compared to $2.0 million for the quarter ended March 31, 2006, an increase of $175,000. This increase was primarily due to a $177,000 increase in mortgage fees and revenues as a result of increased volume and more favorable pricing on mortgage loans held for sale. Deposit service charges and other fees decreased $37,000 primarily due to an increase in waived service charges and lower nonsufficient fund fees offset partially by an increase in interchange income from the Smart Checking product. The Company also recognized a gain of $74,000 from the sale of a closed branch in the quarter ended March 31, 2007.

INDEX

Noninterest expense for the quarter ended March 31, 2007 was $9.2 million compared to $8.8 million for the quarter ended March 31, 2006. Salaries and employee benefits, representing the largest noninterest expense category, increased to $5.1 million for the quarter ended March 31, 2007, from $4.5 million for the quarter ended March 31, 2006. The increase in salaries and employee benefits was primarily due to salary increases and related payroll taxes and increased mortgage commission payouts due to increased loan volumes. As of March 31, 2007, the Company had 331 full-time equivalent employees compared to 328 at March 31, 2006.

Occupancy costs, the second largest component of noninterest expense, increased $220,000 to $998,000 for the quarter ended March 31, 2007 from $778,000 for the quarter ended March 31, 2006. The increase is primarily due to the higher rent expenses related to the Company’s new headquarters. Furniture and equipment expenses for the quarter ended March 31, 2007 increased $123,000 from the same period in 2006 primarily due to higher depreciation expenses associated with computer equipment acquired for the Company’s operations center. Data processing expenses for the quarter ended March 31, 2007 decreased $193,000 from the same period in 2006 primarily due to a reduction in external account and item processing costs as a result of bringing operations in house during March 2006. Directors’ fees for the quarter ended March 31, 2007 decreased $108,000 from the same period in 2006 primarily due to share-based compensation expense recorded as a result of the adoption of SFAS No.123R in the quarter ended March 31, 2006. Other expenses for the quarter ended March 31, 2007 decreased $136,000 from the same period in 2006 primarily due to lower costs associated with telecommunications and postage, which decreased by $84,000, and $56,000, respectively.

Income tax expense for the quarters ended March 31, 2007 and 2006 was $1.0 million and $1.4 million, respectively. The Company’s effective tax rate for the quarter ended March 31, 2007 was 28.6% compared to 33.9% for the quarter ended March 31, 2006. The decrease in the effective tax rate is primarily due to greater proportion of tax exempt income to taxable income for the quarter ended March 31, 2007 compared to the same period in 2006 as a result of municipal bonds acquired during the quarter ended December 31, 2006. The Company forecasts its taxable and nontaxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period. The Company adopted FIN 48 effective January 1, 2007. There were no changes in uncertain tax positions for the quarter ended March 31, 2007. See Item 1. Note 1. Significant Accounting Policies and Interim Reporting for additional information regarding FIN 48.

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

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750,000. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $13.5 million allowance for loan losses as of March 31, 2007, $2.2 million has been allocated to specific loans.

INDEX

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $337,000 for the quarter ended March 31, 2007 compared to a provision of $399,000 for the quarter ended March 31, 2006. The Company experienced unfavorable developments in key risk metrics and trends associated with the credit quality of the loan portfolio during the quarter ended March 31, 2007. Past due loans as a percentage of average loans increased from 1.11% at December 31, 2006 to 1.60% at March 31, 2007. Past dues greater than 90 days as a percentage of total loans increased from 0.37% at December 31, 2006 to 0.62% at March 31, 2007. Nonperforming assets as a percentage of total assets were 0.63% and 0.42% at March 31, 2007 and December 31, 2006, respectively. The increase in past due loans was primarily due to three loan relationships, which had an aggregate past due balance of $4.7 million as of March 31, 2007. The increase in nonperforming assets was primarily due to three other loan relationships, which had an aggregate nonperforming balance of $3.0 million as of March 31, 2007. Management believes these relationships are not indicative of the overall trend in the loan portfolio as these relationships account for the majority of the increases in past due loans and nonperforming assets as a percentage of total assets between December 31, 2006 and March 31, 2007. Management believes the allowance for loan losses as of March 31, 2007 is adequate to cover the probable loss exposures associated with the specific loans and inherent losses in the loan portfolio expected to be incurred.

The following table presents an analysis of changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006, respectively:

	March 31, 2007	March 31, 2006
(Dollars in thousands)	(Unaudited)

Allowance for loan losses, beginning of period	$13,347	$9,592
1st State Bank loan loss allowance acquired	–	7,650
Net charge-offs:
Loans charged off:
Commercial	72	3,316
Construction	–	–
Consumer	50	106
Home equity lines	25	–
Mortgage	17	31
Total charge-offs	164	3,453
Recoveries of loans previously charged off:
Commercial	–	8
Construction	–	–
Consumer	8	4
Home equity lines	3	4
Mortgage	–	5
Total recoveries	11	21
Total net charge-offs	153	3,432
Loss provisions charged to operations	337	399
Allowance for loan losses, end of period	$13,531	$14,209

Net charge-offs to average loans during the period (annualized)	0.06%	1.49%
Allowance as a percent of gross loans	1.32%	1.50%

Net charge-offs for the three months ended March 31, 2006 includes $3.2 million related to one 1st State Bank loan relationship that was fully reserved by 1st State Bank as of December 31, 2005.

The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance for loan losses, it is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

INDEX

The following table presents an analysis of nonperforming assets as of March 31, 2007 and 2006 and December 31, 2006:

	March 31, 2007	March 31, 2006	December 31, 2006
(Dollars in thousands)	(Unaudited)

Nonaccrual loans:
Commercial and commercial real estate	$5,725	$5,149	$2,783
Construction	–	807	616
Consumer	241	100	50
Home equity lines	443	398	410
Mortgage	433	1,588	1,043
Total nonaccrual loans	7,356	8,042	4,902
Foreclosed property held	1,961	888	1,111
Total nonperforming assets	$9,317	$8,930	$6,013

Nonperforming assets to total loans	0.91%	0.95%	0.60%
Nonperforming assets to total assets	0.63%	0.68%	0.42%
Allowance coverage of nonperforming loans	184%	177%	272%

At March 31, 2007, nonperforming assets were $9.3 million, an increase of $3.3 million from December 31, 2006. The majority of the Company’s nonperforming loans are secured by real estate, and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans existing at March 31, 2007.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by both management and third-party credit review firms, and loan reviews include the accumulation of related data on loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were $5.1million and $6.2 million loans classified as impaired at March 31, 2007 and December 31, 2006, respectively. The related allowance for loan losses on these impaired loans was $1.1 million at both March 31, 2007 and at December 31, 2006. At March 31, 2007 and December 31, 2006, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 2007 was $5.8 million.

Foreclosed property increased to $2.0 million at March 31, 2007 from $1.1 million at December 31, 2006. The increase is primarily due to the addition of certain foreclosed commercial and residential properties. Approximately $1.0 million of the foreclosed properties is expected to be sold or under contract before June 30, 2007. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset and Liability Committee of the Bank’s Board of Directors. The Company had $87.9 million in its most liquid assets, cash and cash equivalents, as of March 31, 2007. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings and capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, which totaled $1.04 billion and $1.0 billion at March 31, 2007 and December 31, 2006, respectively, funded 69.4% of total assets at March 31, 2007 compared to 70.1% at December 31, 2006. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

INDEX

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

On February 27, 2006, the Company announced that its Board of Directors had authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company’s common stock. Management plans to utilize share repurchases to manage capital levels of the Company. The Company plans to effect the repurchase program through open-market purchases. During the first three months of 2007, the Company repurchased 82 shares at a weighted average price of $17.50 per share. See Part II - Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2007 and the minimum requirements are presented in the following table:
	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation
Total capital (to risk weighted assets)	$141,821	11.77%	$120,492	10.00%
Tier I capital (to risk weighted assets)	128,108	10.63%	72,295	6.00%
Tier 1 capital (to average assets)	128,108	9.35%	68,503	5.00%

Capital Bank
Total capital (to risk weighted assets)	$136,781	11.35%	$120,462	10.00%
Tier I capital (to risk weighted assets)	123,068	10.22%	72,277	6.00%
Tier 1 capital (to average assets)	123,068	9.00%	68,357	5.00%

The Company’s total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2006 were 11.92%, 10.76% and 9.42%, respectively.

Shareholders’ equity was $163.3 million, or $14.32 per share, at March 31, 2007. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2006 to March 31, 2007.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

INDEX

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has implemented changes in internal control over financial reporting as a result of remediation of matters identified through its review of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act; however, it does not believe any of the changes implemented were material in nature.

PART II – OTHER INFORMATION

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

INDEX

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

•	the payment of dividends to our shareholders;

•	possible mergers with, or acquisitions of or by, other institutions;

•	our desired investments;

•	loans and interest rates on loans;

•	interest rates paid on our deposits;

•	the possible expansion of our branch offices; and/or

•	our ability to provide securities or trust services.

INDEX

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

INDEX

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended March 31, 2007 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company:

INDEX

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

January 2007	–	$–	–	568,429
February 2007	82	$17.50	82	568,347
March 2007	–	$–	–	568,347

1 On February 27, 2006, the Company announced that its Board of Directors authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program is for a period of up to two years and supercedes the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of March 31, 2007, there were an aggregate of 690,197 shares remaining authorized for future repurchases.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1
Amendment to Employment Agreement, dated January 25, 2007, between Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007)

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

INDEX

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 10th day of May 2007.

CAPITAL BANK CORPORATION

By: /s/ A. Christine Baker
A. Christine Baker
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

INDEX

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1
Amendment to Employment Agreement, dated January 25, 2007, between Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007)

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