Form 10-Q
period 2007-06-30
CAPITAL BANK CORP
filed 2007-08-08
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
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

As of August 6, 2007 there were 11,439,030 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended June 30, 2007

INDEX

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
(Dollars in thousands except share data)	(Unaudited)

ASSETS
Cash and due from banks:
Interest earning	$3,794	$12,348
Noninterest earning	32,294	33,504
Federal funds sold and short term investments	18,108	8,480
Investment securities – available for sale, at fair value	231,352	228,214
Investment securities – held to maturity, at amortized cost	10,314	10,833
Loans – net of unearned income and deferred fees	1,022,147	1,008,052
Allowance for loan losses	(13,339)	(13,347)
Net loans	1,008,808	994,705
Premises and equipment, net	24,137	23,125
Bank-owned life insurance	21,075	20,662
Deposit premium and goodwill, net	63,943	64,543
Other assets	26,415	25,970
Total assets	$1,440,240	$1,422,384

LIABILITIES
Deposits:
Demand, noninterest bearing	$123,628	$120,945
Savings and interest-bearing demand deposits	416,898	366,243
Time deposits	532,453	568,021
Total deposits	1,072,979	1,055,209
Repurchase agreements and federal funds purchased	34,243	34,238
Borrowings	125,914	125,924
Subordinated debentures	30,930	30,930
Other liabilities	13,772	14,402
Total liabilities	1,277,838	1,260,703

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 authorized; 11,459,530 and 11,393,990 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	140,381	139,484
Retained earnings	26,981	23,754
Accumulated other comprehensive loss	(4,960)	(1,557)
Total shareholders’ equity	162,402	161,681
Total liabilities and shareholders’ equity	$1,440,240	$1,422,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share and per share data)	2007	2006	2007	2006

Interest income:
Loans and loan fees	$20,519	$18,646	$40,402	$35,664
Investment securities	2,858	2,155	5,665	4,265
Federal funds and other interest income	291	308	776	850
Total interest income	23,668	21,109	46,843	40,779
Interest expense:
Deposits	9,918	7,328	19,924	13,438
Borrowings and repurchase agreements	2,496	2,173	4,942	4,343
Total interest expense	12,414	9,501	24,866	17,781
Net interest income	11,254	11,608	21,977	22,998
(Credit) provision for loan losses	(91)	249	246	661
Net interest income after (credit) provision for loan losses	11,345	11,359	21,731	22,337
Noninterest income:
Service charges and other fees	998	1,061	1,926	2,026
Mortgage fees and revenues	580	654	1,121	1,018
Other noninterest income	729	897	1,450	1,583
Total noninterest income	2,307	2,612	4,497	4,627
Noninterest expense:
Salaries and employee benefits	5,314	4,851	10,408	9,393
Occupancy	973	938	1,971	1,716
Furniture and equipment	647	562	1,262	1,054
Director fees	229	283	497	659
Data processing	326	111	622	600
Advertising	250	324	499	579
Amortization of deposit premiums	300	343	600	686
Professional fees	378	354	587	566
Other expenses	1,371	1,575	2,578	2,902
Total noninterest expense	9,788	9,341	19,024	18,155
Net income before tax expense	3,864	4,630	7,204	8,809
Income tax expense	1,188	1,579	2,144	2,995
Net income	$2,676	$3,051	$5,060	$5,814

Earnings per share – basic	$0.23	$0.26	$0.44	$0.50
Earnings per share – diluted	$0.23	$0.26	$0.44	$0.50

Weighted average shares:
Basic	11,503,441	11,639,014	11,498,125	11,628,015
Fully diluted	11,574,110	11,726,584	11,573,632	11,715,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)

Balance at January 1, 2006	6,852,156	$70,985	$(1,672)	$14,179	$83,492
Repurchase of outstanding common stock	(217,782)	(3,496)	–	–	(3,496)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	–	–	74,499
Issuance of common stock for options exercised	35,490	380	–	–	380
Noncash compensation	–	58	–	–	58
Net income	–	–	–	5,814	5,814
Other comprehensive loss	–	–	(1,589)	–	(1,589)
Comprehensive income					4,225
Dividends ($0.12 per share)	–	–	–	(1,388)	(1,388)
Balance at June 30, 2006	11,552,494	$143,426	$(3,261)	$16,245	$157,770

Balance at January 1, 2007	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Repurchase of outstanding common stock	(2,386)	(41)	–	–	(41)
Issuance of common stock for options exercised	35,597	441	–	–	441
Noncash compensation	32,329	497	–	–	497
Net income	–	–	–	5,060	5,060
Other comprehensive loss	–	–	(3,403)	–	(3,403)
Comprehensive income					1,657
Dividends ($0.16 per share)	–	–	–	(1,833)	(1,833)
Balance at June 30, 2007	11,459,530	$140,381	$(4,960)	$26,981	$162,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	June 30, 2007	June 30, 2006
(Dollars in thousands)

Cash flows from operating activities:
Net income	$5,060	$5,814
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	600	686
Depreciation	1,222	1,019
Loss (gain) on disposal of premises, equipment and real estate owned	18	(138)
Change in held-for-sale loans, net	(3,868)	(3,958)
Amortization of premiums on securities, net	50	73
Deferred income tax (benefit) expense	(163)	3,258
Issuance of stock for compensation	497	58
Provision for loan losses	246	661
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,064	3,101
Accrued interest payable and other liabilities	(863)	550
Net cash provided by operating activities	3,863	11,124

Cash flows from investing activities:
Loan originations, net of principal repayments	(11,126)	(58,670)
Additions to premises and equipment	(2,323)	(3,124)
Net sales of Federal Home Loan Bank stock	931	767
Purchase of securities available for sale	(24,020)	(30,597)
Proceeds from calls/maturities of securities available for sale	15,388	6,318
Proceeds from sales of securities available for sale	–	102,396
Proceeds from calls/maturities of securities held to maturity	516	397
Net cash paid in merger transaction	–	(37,541)
Proceeds from sales of premises, equipment and real estate owned	71	1,229
Net cash used in investing activities	(20,563)	(18,825)

Cash flows from financing activities:
Net increase in deposits	17,770	55,433
Net increase in repurchase agreements	5	13,490
Net decrease in borrowings	(10)	(19,519)
Repayment of short term debt	–	(30,000)
Distribution of cash held in escrow	–	33,185
Dividends paid	(1,601)	(1,106)
Issuance of common stock for options and other plans	441	380
Repurchase of common stock	(41)	(3,496)
Net cash provided by financing activities	16,564	47,971

Net change in cash and cash equivalents	(136)	40,270
Cash and cash equivalents at beginning of period	54,332	43,904
Cash and cash equivalents at end of period	$54,196	$84,174
(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	June 30, 2007	June 30, 2006
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises and equipment to other real estate owned	$645	$2,327
Dividends payable	$916	$693
Cash paid for:
Income taxes	$2,720	$371
Interest	$17,010	$17,489

Acquisition of 1st State Bancorp:
Fair value of assets acquired	$–	$430,131
Issuance of common stock	$–	$74,499
Cash paid, including transaction costs	$–	$46,639
Liabilities assumed	$–	$308,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies the accounting for uncertain tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not anticipate any changes in its current accounting policies associated with the adoption of FIN 48. The adoption of FIN 48 has not had a material financial impact on the Company’s financial condition or results of operations.

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

2.      Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s comprehensive income (loss) for the six month periods ended June 30, 2007 and 2006 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited).

The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three and six month periods ended June 30, 2007 and 2006 is as follows:

Three Month Period Ended June 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands)

Unrealized losses on available-for-sale securities	$(4,766)	$(2,346)
Unrealized loss on change in fair value of cash flow hedge	(877)	–
Income tax benefit	2,176	94
Other comprehensive loss	$(3,467)	$(1,442)

Six Month Period Ended June 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands)

Unrealized losses on available-for-sale securities	$(4,516)	$(2,585)
Unrealized loss on change in fair value of cash flow hedge	(942)	–
Income tax benefit	2,055	996
Other comprehensive loss	$(3,403)	$(1,589)

3.      Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2007 and 2006, respectively.

Three Month Period Ended June 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands except share data)

Income available to shareholders – basic and diluted	$2,676	$3,051
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,503,441	11,639,014
Incremental shares from assumed exercise of stock options	70,669	87,570
Weighted average number of shares outstanding – diluted	11,574,110	11,726,584

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Month Period Ended June 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands except share data)

Income available to shareholders – basic and diluted	$5,060	$5,814
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,498,125	11,628,015
Incremental shares from assumed exercise of stock options	75,507	87,495
Weighted average number of shares outstanding – diluted	11,573,632	11,715,510

For the three and six month periods ended June 30, 2007 and 2006, options to purchase approximately 299,000 shares and 383,000 shares, respectively, of common stock were used in the diluted calculation. For the three and six month periods ended June 30, 2007 and 2006, options to purchase approximately 64,000 shares and 74,000 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

4.      Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors. As of June 30, 2007, options for 183,209 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options, which were assumed under various plans from previously acquired financial institutions, of which approximately 131,015 remain outstanding.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year end share price. The amount deferred, if elected, is equal to 125 percent of the total director’s fees. Each participant is fully vested in his or her account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s discretion). The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. For the six month periods ended June 30, 2007 and 2006, the Company recognized ($47,000) and $86,000, respectively, of share-based expense related to the Deferred Compensation Plan.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the six months ended June 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(Dollars in thousands except share data)

Outstanding at January 1, 2007	389,715	$11.75
Granted	9,000	16.89
Exercised	(35,597)	8.59
Outstanding at June 30, 2007	363,118	$12.18	4.53	$1,766

Options exercisable at June 30, 2007	354,118	$12.06	4.39	$1,766

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about the Company’s stock options at June 30, 2007.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	107,165	2.91	107,165
$9.01 – $12.00	87,702	4.17	87,702
$12.01 – $15.00	33,750	1.53	33,750
$15.01 – $18.00	67,751	6.28	67,751
$18.01 – $18.37	57,750	7.49	57,750
	354,118	4.53	354,118

The fair values of the options granted prior to January 1, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield was based on the Company’s historical annual dividend payout; and the risk-free rate was based on the implied yield available on U.S. Treasury issues.

5.      Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
U.S. agency securities	$37,439	$408	$36,441	$890	$73,880	$1,298
Municipal bonds	63,277	3,038	8,060	244	71,337	3,282
Mortgage-backed securities	14,628	192	51,199	2,543	65,827	2,735
	115,344	3,638	95,700	3,677	211,044	7,315
Held to Maturity
U.S. agency securities	–	–	3,909	90	3,909	90
Municipal bonds	–	–	288	12	288	12
Mortgage-backed securities	–	–	5,769	248	5,769	248
	–	–	9,966	350	9,966	350
Total at June 30, 2007	$115,344	$3,638	$105,666	$4,027	$221,010	$7,665

The unrealized losses on the Company’s investments were primarily the result of interest rate changes. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

INDEX
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

6.      Loans

The composition of the loan portfolio by loan classification at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)

Commercial	$608,813	$593,410
Construction	249,443	250,308
Consumer	34,188	30,806
Home equity lines	80,580	83,231
Mortgage	48,896	50,099
	1,021,920	1,007,854
Plus deferred loan costs, net	227	198
	$1,022,147	$1,008,052

Loans held for sale as of June 30, 2007 and December 31, 2006 were $11.1 million and $7.2 million, respectively, and were included in the mortgage category.

7.      Financial Instruments with Off-Balance-Sheet Risk

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are comprised of unused lines of credit, overdraft lines and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

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

The Company’s exposure to credit risk as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$208,303	$187,163
Standby letters of credit	2,394	12,698
Total commitments	$210,697	$199,861

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and six months ended June 30, 2007 and 2006 for Capital Bank Corporation (the “Company”) and it’s wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

INDEX

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

The Bank’s operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The Bank’s cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in its market area, as well as general market interest rates. Lending activities are affected by the demand for financing, which in turn is affected by the prevailing interest rates.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These policies are important in understanding management’s discussion and analysis. Some of the Company’s accounting policies require the Company to make estimates and judgments regarding uncertainties that may affect the reported amounts of assets, liabilities, revenues and expenses.

The Company has identified five accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, investments, valuation allowances, goodwill and the impairment of long-lived assets. In many cases, there are several alternative judgments that could be used in the estimation process. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

INDEX

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the quarter ended June 30, 2007.

•
The Company reported net income for the quarter ended June 30, 2007 of $2.7 million compared to $3.1 million for the quarter ended June 30, 2006. Fully diluted earnings per share were $0.23 and $0.26 for the quarter ended June 30, 2007 and 2006, respectively. The decrease in net income was primarily due to a $354,000 decrease in net interest income, which reflects a 39 basis point (“bp”) decrease in the net interest margin as a result of the rising cost of funds and a $447,000 increase in noninterest expense, primarily due to higher compensation costs, offset by a $391,000 decrease in income tax expense due to an increase in tax-exempt investment income.

•
The provision for loan losses for the quarter ended June 30, 2007 was a credit of ($91,000) compared to $249,000 for the quarter ended June 30, 2006. The decrease in the provision for loan losses is primarily due to revisions to the Company’s loan loss allowance estimation methodology.

•
Net interest income for the quarter ended June 30, 2007 decreased to $11.3 million, a 3.1% decline from the $11.6 million earned in the quarter ended June 30, 2006. The decrease in net interest income is primarily due to a 71 bps increase in the cost of funds compared to a 22 bps increase in the yield on earning assets.

•
Noninterest income for the quarter ended June 30, 2007 decreased $305,000 to $2.3 million compared to $2.6 million in the quarter ended June 30, 2006. This decrease is primarily due to lower mortgage fees and revenues as a result of decreased volume and a $138,000 gain realized on the sale of a closed branch location in the quarter ended June 30, 2006.

•
Noninterest expense was $9.8 million for the quarter ended June 30, 2007 compared to $9.3 million for the quarter ended June 30, 2006. The increase is primarily due to higher salaries and employee benefits, which increased by $463,000 in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The increase in salaries and employee benefits was primarily due to the addition of sales associates during 2007.

Financial Condition

Total consolidated assets of the Company at June 30, 2007 were $1.44 billion compared to $1.42 billion at December 31, 2006, an increase of $17.9 million. The increase in total consolidated assets for the six months ended June 30, 2007 is primarily due to a $14.1 million increase in the Bank’s loan portfolio, net of the allowance for loan losses, since December 31, 2006. Total deposits as of June 30, 2007 were $1.07 billion, which represents growth of $17.8 million from December 31, 2006.

Total earning assets were $1.29 billion at June 30, 2007 compared to $1.27 billion at December 31, 2006. Earning assets represented 89.2% and 89.1% of total assets as of June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, investment securities were $241.7 million, compared to $239.1 million at December 31, 2006. Interest-earning cash, federal funds sold and short term investments were $21.9 million at June 30, 2007 compared to $20.8 million at December 31, 2006.

The allowance for loan losses as of June 30, 2007 and December 31, 2006 was $13.3 million and represented approximately 1.31% and 1.32%, respectively, of total loans as of both dates. Management believes that the amount of the allowance is adequate to absorb the estimated probable losses inherent in the current loan portfolio. See “Asset Quality” below for further discussion of the allowance for loan losses.

Total deposits as of June 30, 2007 were $1.07 billion, an increase of $17.8 million, or 1.9%, from December 31, 2006. The increase was primarily due to a $42.9 million increase in money market deposits offset by a $35.0 million decrease in time deposits. Total time deposits represented 49.6% of total deposits at June 30, 2007 compared to 53.8% at December 31, 2006. The Company’s high yield checking account product, Smart Checking, which is designed to generate higher debit card interchange income to offset the higher yield offered, added over 1,300 new accounts during the quarter ended June 30, 2007. As of June 30, 2007, there were over 5,800 Smart Checking accounts and $28.1 million of deposits associated with this product.

INDEX

Noninterest-bearing demand deposit accounts (“DDA”) were $123.6 million at June 30, 2007, an increase of $2.7 million from December 31, 2006. The average balance of noninterest DDA accounts was $112.5 million during the quarter ended June 30, 2007 compared to $105.5 million during the quarter ended June 30, 2006.

Total consolidated shareholders’ equity was $162.4 million as of June 30, 2007, an increase of $721,000 from December 31, 2006. Retained earnings increased by $3.2 million, reflecting $5.1 million of net income for the six months ended June 30, 2007 less $1.9 million of dividends paid during the six months ended June 30, 2007. Accumulated other comprehensive loss, which represents the unrealized loss on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, was $5.0 million and $1.6 million as of June 30, 2007 and December 31, 2006, respectively. The decrease is primarily due to the decline in the fair value of the Company’s available-for-sale security portfolio as a result of changing interest rate conditions in the bond market. See Item 1. Financial Statements – Condensed Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Results of Operations

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

For the quarter ended June 30, 2007, the Company reported net income of $2.7 million, or $0.23 per diluted share, compared to net income of $3.1 million, or $0.26 per diluted share, for the quarter ended June 30, 2006. Net income decreased by $375,000, primarily due to margin compression as a result of the rising costs of funds. The Company’s net interest margin, on a fully taxable equivalent basis, for the quarter ended June 30, 2007 decreased by 39 bps compared to the net interest margin for the quarter ended June 30, 2006. The Company expects continued pressures on its net interest margin in the near term, primarily from increased competition for funds in the Company’s primary markets.

Net interest income decreased $354,000, or 3.1%, from $11.6 million for the quarter ended June 30, 2006, to $11.3 million for the quarter ended June 30, 2007. Average earning assets increased $121.0 million to $1.29 billion for the quarter ended June 30, 2007 from $1.17 billion for the quarter ended June 30, 2006. Average interest-bearing liabilities increased $98.5 million to $1.15 billion for the quarter ended June 30, 2007 from $1.05 billion for the quarter ended June 30, 2006. The net interest margin on a fully taxable equivalent basis decreased by 39 bps to 3.65% for the quarter ended June 30, 2007 from 4.04% for the quarter ended June 30, 2006. The earned yield on average interest-earning assets was 7.51% and 7.29% for the quarter ended June 30, 2007 and 2006, respectively, while the interest rate on average interest-bearing liabilities for those periods was 4.34% and 3.63%, respectively. The decrease in the net interest margin is primarily attributed to interest-bearing liabilities repricing at a faster rate than interest-earning assets as a result of the current static interest rate environment and competitive pressures in the Company’s primary markets. The majority of the Company’s loans are prime based, which has remained flat while the interest-bearing deposits are impacted more by rates paid by competitors.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

INDEX

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Three Months Ended June 30, 2007 and 2006 (Unaudited)
Taxable Equivalent Basis 1
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate

Assets
Loans receivable [2]	$1,021,517	$20,519	8.06%	$954,420	$18,648	7.84%
Investment securities [3]	248,850	3,382	5.45%	190,045	2,345	4.95%
Federal funds sold and other interest on short term investments	22,284	291	5.24%	27,183	308	4.94%
Total interest earning assets	1,292,651	$24,192	7.51%	1,171,648	$21,301	7.29%
Cash and due from banks	27,489			32,202
Other assets	129,972			133,222
Allowance for loan losses	(13,528)			(14,291)
Total assets	$1,436,584			$1,322,781

Liabilities and Equity
Savings deposits	$33,664	$44	0.52%	$41,477	$52	0.50%
Interest-bearing demand deposits	377,274	3,264	3.47%	279,029	1,981	2.85%
Time deposits	554,979	6,610	4.78%	564,025	5,296	3.77%
Total interest-bearing deposits	965,917	9,918	4.12%	884,531	7,329	3.32%
Borrowed funds	119,978	1,567	5.24%	107,724	1,287	4.79%
Subordinated debt	30,930	592	7.68%	30,930	596	7.73%
Repurchase agreements	31,696	337	4.26%	26,884	289	4.31%
Total interest-bearing liabilities	1,148,521	$12,414	4.34%	1,050,069	$9,501	3.63%
Noninterest-bearing deposits	112,513			105,506
Other liabilities	10,673			5,885
Total liabilities	1,271,707			1,161,460
Shareholders’ equity	164,877			161,321
Total liabilities and shareholders’ equity	$1,436,584			$1,322,781

Net interest spread [4]			3.17%			3.66%
Tax equivalent adjustment		$524			$192
Net interest income and net interest margin [5]		$11,778	3.65%		$11,800	4.04%

[1]	The fully taxable equivalent basis is computed using a blended federal and state tax rate of approximately 36% and 38% in 2007 and 2006, respectively.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded and mortgage loans held for sale.
[3]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

INDEX

Interest income on loans increased from $18.6 million for the quarter ended June 30, 2006 to $20.5 million for the quarter ended June 30, 2007. The increase is primarily due to higher average loan balances, which increased by $67.1 million, primarily due to organic net loan growth, and higher loan yields. Higher yields in 2007 reflect the increase in the prime rate charged by the Bank between the quarters ended June 30, 2007 and 2006. The Company’s prime rate was 8.25% as of June 30, 2007 and as of June 30, 2006, however the last change in the prime rate was in late June 2006. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility. This swap reduced the overall yield on loans and the net interest margin by 5 bps and 4 bps, respectively, for the quarter ended June 30, 2007.

Interest income on investment securities increased from $2.2 million for the quarter ended June 30, 2006 to $2.9 million for the quarter ended June 30, 2007. The increase is primarily due to a $58 million increase in average balances outstanding between the periods, with approximately $47.0 million of the increase related to investments in tax-exempt municipal bonds acquired in the second half of 2006. The yield on investment securities on a fully taxable equivalent basis increased from 4.95% for the quarter ended June 30, 2006 to 5.45% for the quarter ended June 30, 2007.

Interest expense on deposits increased from $7.3 million for the quarter ended June 30, 2006 to $9.9 million for the quarter ended June 30, 2007. The increase is primarily due to a $81.4 million increase in the average balance of interest-bearing deposits outstanding, due to organic deposit growth and higher deposit rates. The average rate paid on total interest-bearing deposits increased from 3.32% for the quarter ended June 30, 2006 to 4.12% for the quarter ended June 30, 2007, a 80 bps rise. The rate paid on time deposits, which represented 57.5% and 63.8% of total average interest-bearing deposits for the quarters ended June 30, 2007 and 2006, respectively, increased from 3.77% for the quarter ended June 30, 2006 to 4.78 % for the quarter ended June 30, 2007, primarily as a result of the rising interest rate environment and increased competition in the Company’s primary markets.

Interest expense on borrowings increased from $2.2 million for the quarter ended June 30, 2006 to $2.5 million for the quarter ended June 30, 2007, primarily due to an increase in overall borrowing rates. The rate on borrowings and subordinated debentures for the quarter ended June 30, 2007 was 5.24% and 7.68%, respectively, compared to 4.79% and 7.73%, respectively, for the quarter ended June 30, 2006. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was an increase in interest expense of $126,000 and $100,000 for the quarters ended June 30, 2007 and 2006, respectively.

For the quarter ended June 30, 2007, the provision for loan losses was a credit of ($91,000) compared to $249,000 for the quarter ended June 30, 2006, a decrease of $340,000. The decrease in the provision for loan losses reflects slower net loan growth in the quarter and the effects of revisions made to the Company’s allowance for loan loss estimation methodology as discussed more fully below under “Asset Quality.” Net charge-offs for the quarter ended June 30, 2007 were $101,000, or 0.04% of average loans, compared to $523,000, or 0.22% of average loans for the quarter ended June 30, 2006. Total nonperforming assets and past due loans decreased from $9.3 million and $16.2 million, respectively, as of March 31, 2007 to $8.5 million and $13.0 million, respectively, as of June 30, 2007. Past due loans consists of all loans past due 30 days or more.

Noninterest income for the quarter ended June 30, 2007 was $2.3 million compared to $2.6 million for the quarter ended June 30, 2006, a decrease of $305,000. This decrease was primarily due to a $74,000 decrease in mortgage fees and revenues as a result of a lower volume of mortgage originations. Service charges and other fees decreased $63,000, primarily due to lower service charges and nonsufficient fund fees, offset partially by an increase in interchange income from the Smart Checking product. The Company also recognized a $138,000 gain from the sale of a consolidated branch location in the quarter ended June 30, 2006.

Noninterest expense for the quarter ended June 30, 2007 was $9.8 million compared to $9.3 million for the quarter ended June 30, 2006. Salaries and employee benefits, representing the largest noninterest expense category, increased to $5.3 million for the quarter ended June 30, 2007, from $4.9 million for the quarter ended June 30, 2006. The increase in salaries and employee benefits was primarily due to salary increases and staff additions. As of June 30, 2007, the Company had 340 full-time equivalent employees compared to 326 at June 30, 2006.

INDEX

Occupancy costs, the second largest component of noninterest expense, increased $35,000 from $938,000 for the quarter ended June 30, 2006 to $973,000 for the quarter ended June 30, 2007. The increase is primarily due to the higher rent expenses related to the Company’s new headquarters. Furniture and equipment expenses for the quarter ended June 30, 2007 increased $85,000 from the same period in 2006, primarily due to higher depreciation expenses associated with computer equipment acquired for the Company’s operations center. Data processing expenses for the quarter ended June 30, 2007 increased $215,000 from the same period in 2006, primarily due to the Company’s implementation of an internet-based phone system, which increased network expenses but reduced telecommunication costs. Directors’ fees for the quarter ended June 30, 2007 decreased $54,000 from the same period in 2006, primarily due to lower share-based compensation expense associated with the Deferred Compensation Plan. Advertising expenses for the quarter ended June 30, 2007 decreased $74,000 from the same period in 2006, primarily due to the state wide marketing campaign associated with the introduction of Smart Checking in 2006. Other expenses for the quarter ended June 30, 2007 decreased $204,000 from the same period in 2006, primarily due to lower costs associated with telecommunications, operational losses and office supplies, which decreased by $138,000, $77,000 and $68,000, respectively, partially offset by an increase of $51,000 in the provision for off-balance-sheet credit risk associated with unfunded commitments.

Income tax expense for the quarters ended June 30, 2007 and 2006 was $1.2 million and $1.6 million, respectively. The Company’s effective tax rate for the quarter ended June 30, 2007 was 30.7 % compared to 34.1% for the quarter ended June 30, 2006. The decrease in the effective tax rate is primarily due to greater proportion of tax-exempt income to taxable income for the quarter ended June 30, 2007 compared to the same period in 2006 as a result of municipal bonds acquired during the quarter ended December 31, 2006. The Company forecasts its taxable and nontaxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period.

Results of Operations

Six month period ended June 30, 2007 compared to six month period ended June 30, 2006

For the six month period ended June 30, 2007, the Company reported net income of $5.1 million, or $0.44 per diluted share, compared to net income of $5.8 million, or $0.50 per diluted share, for the six month period ended June 30, 2006. Net income decreased by $754,000, primarily due to lower net interest income, which decreased due to a lower net interest margin and higher noninterest expense.

Net interest income decreased $1.0 million, or 4.4%, from $23.0 million for the six month period ended June 30, 2006, to $22.0 million for the six month period ended June 30, 2007. Average earning assets increased $127.4 million to $1.29 billion for the six month period ended June 30, 2007 from $1.17 billion for the six month period ended June 30, 2006. Average interest-bearing liabilities increased $113.0 million to $1.15 billion for the six month period ended June 30, 2007 from $1.04 billion for the six month period ended June 30, 2006. The net interest margin on a fully taxable equivalent basis decreased 46 bps to 3.59% for the six month period ended June 30, 2007 from 4.05% for the six month period ended June 30, 2006. The earned yield on average interest-earning assets was 7.47% and 7.12% for the six month periods ended June 30, 2007 and 2006, respectively, while the interest rate on average interest-bearing liabilities for those same periods was 4.35% and 3.44%, respectively. The decrease in the net interest margin is primarily due to the cost of funds rising at a faster rate than the yield on earning assets as a result of the current interest rate environment. The average interest rate on interest-bearing deposits increased from 3.11% for the six month period ended June 30, 2006 to 4.13% for the six month period ended June 30, 2007, an increase of 102 bps. However, the average yield on the loan portfolio increased from 7.66% for the six month period ended June 30, 2006 to 8.01% for the six month period ended June 30, 2007, an increase of 35 bps. The Company expects its net interest margin will continue to experience compression in the second half of 2007 based on Fed Funds rate projections for the remainder of 2007.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

INDEX

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Six Months Ended June 30, 2007 and 2006
Taxable Equivalent Basis 1

	2007			2006
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate

Assets
Loans receivable [2]	$1,017,000	$40,402	8.01%	$939,185	$35,666	7.66%
Investment securities [3]	246,291	6,685	5.47%	192,290	4,648	4.87%
Federal funds sold and other interest on short term investments	29,440	776	5.32%	33,830	850	5.07%
Total interest-earnings assets	1,292,731	$47,863	7.47%	1,165,305	$41,164	7.12%
Cash and due from banks	27,541			31,788
Other assets	130,049			135,454
Allowance for loan losses	(13,412)			(15,723)
Total assets	$1,436,909			$1,316,824

Liabilities and Equity
Savings deposits	$34,017	$86	0.51%	$42,646	112	0.53%
Interest-bearing demand deposits	360,044	6,186	3.46%	272,357	3,530	2.61%
Time deposits	577,922	13,652	4.76%	556,121	9,797	3.55%
Total interest-bearing deposits	971,983	19,924	4.13%	871,124	13,439	3.11%
Borrowed funds	116,832	3,070	5.30%	111,043	2,613	4.75%
Subordinated debt	30,930	1,178	7.68%	31,752	1,193	7.58%
Repurchase agreements	33,012	694	4.24%	25,868	536	4.18%
Total interest-bearing liabilities	1,152,757	$24,866	4.35%	1,039,787	17,781	3.44%
Noninterest-bearing deposits	109,441			102,741
Other liabilities	10,627			13,715
Total liabilities	1,272,825			1,156,243
Shareholders’ equity	164,084			160,581
Total liabilities and shareholders’ equity	$1,436,909			$1,316,824

Net interest spread [4]			3.12%			3.68%
Tax equivalent adjustment		$1,020			$385
Net interest income and net interest margin [5]		$22,997	3.59%		$23,383	4.05%

[1]	The taxable equivalent basis is computed using a blended federal and state tax rate of approximately 36% and 38% in 2007 and 2006, respectively.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded and mortgage loans held for sale.
[3]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

INDEX

For the six month period ended June 30, 2007, the provision for loan losses was $246,000 compared to $661,000 for the six month period ended June 30, 2006, a decrease of $415,000. The decrease in 2007 was primarily due to the slower net growth of the loan portfolio and revisions made to the Company’s allowance for loan loss estimation methodology. See “Asset Quality” below for further discussion of the allowance for loan losses and the revisions to estimation methodology. Net charge-offs for the six month period ended June 30, 2007 were $254,000 compared to $3.9 million for the six month period ended June 30, 2006. Net charge-offs for the six month period ended June 30, 2006 includes $2.9 million related to one 1st State Bank loan relationship that had been fully reserved by 1st State Bank as of December 31, 2005. See “Asset Quality” below for further discussion of the allowance for loan losses.

Noninterest income for the six month period ended June 30, 2007, was $4.5 million compared to $4.7 million for the six month period ended June 30, 2006, a decrease of $130,000. Service charges and other fees decreased by $100,000 as a result of an increase in waived service charges and lower nonsufficient fund fees. Mortgage fees and revenues increased by $103,000, primarily due to higher loan volumes in the first quarter of 2007. Other noninterest income decreased by $133,000, primarily due to a gain of $138,000 realized on the sale of a consolidated branch location in 2006.

Noninterest expense for the six month period ended June 30, 2007 was $19.0 million compared to $18.2 million for the six month period ended June 30, 2006. Salaries and employee benefits, representing the largest noninterest expense category, increased by $1.0 million to $10.4 million for the six month period ended June 30, 2007, from $9.4 million for the six month period ended June 30, 2006. This increase reflects an increase in the number of personnel employed by the Company as well as higher benefit and incentive compensation costs.

Occupancy costs and furniture and equipment expenses for the six month period ended June 30, 2007 increased by $255,000 and $208,000, respectively, compared to the six month period ended June 30, 2006, primarily due to higher expenses associated with the Company’s new headquarters and data processing equipment depreciation associated with the Company’s operations center. Directors’ fees decreased $162,000 for the six month period ended June 30, 2007 compared to the same period in 2006, primarily due to a reduction in share-based compensation expense associated with the Deferred Compensation Plan as a result of a decrease in the Company’s share price. Data processing expenses increased $22,000 for the six month period ended June 30, 2007 compared to the same period in 2006, primarily due to network costs associated with implementing an internet-based phone system, partially offset by a reduction in external item processing costs as a result of bringing operations in house during 2006.

Advertising expenses for the six month period ended June 30, 2007 decreased by $80,000 compared to the same period in 2006, primarily due to the promotional campaign associated with the May 2006 introduction of Smart Checking. Professional fees for the six month period ended June 30, 2007 increased by $21,000 compared to the same period in 2006, primarily due to higher legal and accounting fees, partially offset by reduced consulting expenses. Other expenses for the six month period ended June 30, 2007 decreased $324,000 from the same period in 2006, primarily due to lower costs associated with telecommunications, operational losses and office supplies, which decreased by $222,000, $87,000 and $86,000, respectively, partially offset by higher insurance costs, which increased by $57,000.

The Company’s effective tax rate for the six month periods ended June 30, 2007 and 2006 was 29.8% and 34.0%, respectively. The change in the effective tax rate was due to changes in forecasted levels of taxable and tax-exempt income and the decrease for these comparable periods primarily reflects a higher mix of tax-exempt income as a result of municipal bonds acquired during the quarter ended December 31, 2006.

Asset Quality

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined loan amount, a sampling of loans within a lender’s authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. This officer reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors. On an as needed basis, the Bank hires an outside third party firm to review the Bank’s loan portfolio to ensure quality standards and reasonableness of risk assessment.

INDEX

The Company estimates the amount of allowance needed to cover inherent losses in the portfolio by applying a loss allowance factor to each risk grade. Consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Bank’s historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date presented.

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750,000. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $13.3 million allowance for loan losses as of June 30, 2007, $3.0 million has been allocated to specific loans, including loans considered to be impaired. As of June 30, 2007 and December 31, 2006, there were $8.1 million and $6.2 million, respectively, of impaired loans. As of June 30, 2007 and December 31, 2006, $2.5 million and $1.1 million, respectively, was included in the allowance for loan losses for impaired loans. At June 30, 2007 and December 31, 2006, there were no impaired loans that did not have an allowance for loan losses.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by both management and third-party credit review firms. The loan reviews include the accumulation of related data on loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans at June 30, 2007 includes $1.9 million related to a developer who has been accused of engaging in fraudulent marketing and financing practices in Western North Carolina by the North Carolina Attorney General. The Company has established an $800,000 specific loan loss allocation for this exposure, which management believes is adequate.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a credit provision of ($91,000) for the quarter ended June 30, 2007 compared to a provision of $249,000 for the quarter ended June 30, 2006. The decrease in the provision was primarily due to revisions made to the allowance for loan loss estimation methodology as a result of recent regulatory guidance, which emphasized that institutions should incorporate historical loss experience into the allowance for loan loss estimation methodology. The Company’s former estimation methodology was based primarily on a standard loss percentage for loan categories. The revised estimation methodology takes into consideration the Company’s historical loss experience, as well as several other factors, and utilizes a greater dispersion of risk rating classifications based on the collateral backing of the loans. The revised estimation methodology shifts a portion of the unallocated loan loss allowance to specific allocation loans and, in the quarter ended June 30, 2007, resulted in a provision for loan losses that was $2.5 million lower than would have occurred under the Company’s previous methodology.

The Company also experienced favorable developments in key risk metrics and trends associated with the credit quality of the loan portfolio during the quarter ended June 30, 2007. Past due loans as a percentage of average loans decreased from 1.60% at March 31, 2007 to 1.27% at June 30, 2007. Past dues greater than 90 days as a percentage of total loans decreased from 0.63% at March 31, 2007 to 0.61% at June 30, 2007. Nonperforming assets as a percentage of total assets were 0.59% and 0.63% at June 30, 2007 and March 31, 2007, respectively. Management believes the allowance for loan losses as of June 30, 2007 is adequate to absorb the probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.

The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2007 and 2006, respectively.

INDEX

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$13,531	$14,209	$13,347	$9,592
1st State Bank loan loss allowance acquired	–	–	–	7,637
Net charge-offs:
Loans charged off:
Commercial	94	531	165	3,847	[1]
Construction	–	–	–	–
Consumer	59	30	109	136
Home equity lines	–	26	25	26
Mortgage	36	3	53	34
Total charge-offs	189	590	352	4,043
Recoveries of loans previously charged off:
Commercial	35	117	35	125
Construction	–	–	–	–
Consumer	51	22	59	26
Home equity lines	2	–	4	4
Mortgage	–	–	–	5
Total recoveries	88	139	98	160
Total net charge-offs	101	451	254	3,883
(Credit) loss provisions charged to operations	(91)	249	246	661
Allowance for loan losses, end of period	$13,339	$14,007	$13,339	$14,007

Net charge-offs to average loans during the period (annualized)	0.04%	0.22%	0.05%	0.83%[1]
Allowance as a percent of gross loans	1.31%	1.45%

[1]	Net charge-offs for the six month period ended June 30, 2006 includes $3.3 million related to one 1st State Bank loan relationship that was fully reserved by 1st State Bank as of December 31, 2005.

The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance for loan losses, it is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

The following table presents an analysis of nonperforming assets as of June 30, 2007, June 30, 2006 and December 31, 2006.

	June 30, 2007	June 30, 2006	December 31, 2006
(Dollars in thousands)	(Unaudited)

Nonaccrual loans:
Commercial	$6,089	$3,728	$2,783
Construction	–	193	616
Consumer	67	106	50
Home equity lines	471	418	410
Mortgage	975	1,695	1,043
Total nonaccrual loans	7,602	6,140	4,902
Foreclosed property held	866	879	1,111
Total nonperforming assets	$8,468	$7,019	$6,013

Nonperforming assets to total loans	0.83%	0.73%	0.60%
Nonperforming assets to total assets	0.59%	0.51%	0.42%
Allowance coverage of nonperforming loans	175%	228%	272%

INDEX

At June 30, 2007, nonperforming assets were $8.5 million, an increase of $2.5 million from December 31, 2006. The majority of the Company’s nonperforming loans are secured by real estate, and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans at June 30, 2007.

Foreclosed property decreased to $866,000 at June 30, 2007 from $1.1 million at December 31, 2006. The decrease was primarily due to the net disposition of certain foreclosed commercial and residential properties. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or net realizable fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset and Liability Committee of the Bank’s Board of Directors. The Company had $54.2 million in its most liquid assets, cash and cash equivalents as of June 30, 2007. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, which totaled $1.03 billion and $1.0 billion at June 30, 2007 and December 31, 2006, respectively, funded 71.4% of total assets at June 30, 2007 compared to 70.1% at December 31, 2006. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements. The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination.

On February 27, 2006, the Company announced that its Board of Directors had authorized the Company to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company’s common stock. Management plans to utilize share repurchases to manage capital levels of the Company. The Company plans to effect the repurchase program through open-market purchases. During the quarter ended June 30, 2007, the Company repurchased 2,304 shares at a weighted average price of $17.04 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 and the minimum requirements are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation
Total capital (to risk weighted assets)	$143,255	11.77%	$121,702	10.00%
Tier I capital (to risk weighted assets)	129,632	10.65%	73,021	6.00%
Tier 1 capital (to average assets)	129,632	9.08%	73,395	5.00%

Capital Bank
Total capital (to risk weighted assets)	$138,331	11.70%	$118,217	10.00%
Tier I capital (to risk weighted assets)	124,708	10.55%	70,930	6.00%
Tier 1 capital (to average assets)	124,708	9.13%	68,287	5.00%

The Company’s total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2006 were 11.92%, 10.76% and 9.42%, respectively.

Shareholders’ equity was $164.2 million, or $14.17 per share, at June 30, 2007. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

INDEX

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2006 to June 30, 2007.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended June 30, 2007 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

April 2007	304	$16.96	304	568,043
May 2007	2,000	$17.05	2,000	566,043
June 2007	–	$–	–	566,043

[1]
On February 27, 2006, the Company announced that its Board of Directors authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program is for a period of up to two years and supersedes the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of June 30, 2007, there were an aggregate of 566,043 shares remaining authorized for future repurchases.

Item 3.                      Defaults upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 24, 2007, the Company held its annual shareholders’ meeting to consider and vote on three issues: (i) election of six nominees to serve as Class I directors with terms continuing until the Annual Meeting of Shareholders in 2010; (ii) ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007; and (iii) approval of the reservation of 125,000 additional shares of Capital Bank Corporation common stock for issuance under the Deferred Compensation Plan. Each item considered was approved by the Company’s shareholders. Of the 11,444,449 shares eligible to vote, 10,357,440 shares were voted as shown on the following table.

INDEX

	For	Against/Withheld	Abstain

Class I Directors:
Charles F. Atkins	8,642,871	1,714,569	–
Oscar A. Keller, Jr.	8,635,784	1,721,656	–
James G. McClure, Jr.	8,643,781	1,713,659	–
James D. Moser, Jr.	8,640,271	1,717,169	–
Don W. Perry	8,642,868	1,714,572	–
B. Grant Yarber	8,388,552	1,968,888	–

Ratification of Auditors	10,225,074	109,773	22,593

Approval of Shares	5,089,795	2,315,528	48,138

The term of office of James A. Barnwell, Jr., John F. Grimes, III, Robert L. Jones, Richard H. Shirley, J. Rex Thomas and Samuel J. Wornom, III continue after the annual shareholders’ meeting until 2008. In addition, the term of office of Leopold I. Cohen, O. A. Keller, III, Ernest A. Koury, Jr., George R. Perkins, III and Carl H. Ricker, Jr. continue after the annual shareholders’ meeting until 2009.

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

INDEX
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 8th day of August 2007.

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