Form 10-Q
period 2007-09-30
CAPITAL BANK CORP
filed 2007-11-08
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
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

As of November 6, 2007 there were 11,228,204 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended September 30, 2007

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
(Dollars in thousands except share data)	(Unaudited)

ASSETS
Cash and due from banks:
Interest earning	$3,749	$12,348
Noninterest earning	32,627	33,504
Federal funds sold and short term investments	11,946	8,480
Investment securities – available for sale, at fair value	238,942	228,214
Investment securities – held to maturity, at amortized cost	10,141	10,833
Loans – net of unearned income and deferred fees	1,070,656	1,008,052
Allowance for loan losses	(13,366)	(13,347)
Net loans	1,057,290	994,705
Premises and equipment, net	24,142	23,125
Bank-owned life insurance	21,353	20,662
Deposit premium and goodwill, net	63,643	64,543
Other assets	26,411	25,970
Total assets	$1,490,244	$1,422,384

LIABILITIES
Deposits:
Demand, noninterest bearing	$123,831	$120,945
Savings and interest-bearing demand deposits	392,796	366,243
Time deposits	573,962	568,021
Total deposits	1,090,589	1,055,209
Repurchase agreements and federal funds purchased	34,778	34,238
Borrowings	155,969	125,924
Subordinated debentures	30,930	30,930
Other liabilities	13,889	14,402
Total liabilities	1,326,155	1,260,703

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 authorized; 11,252,334 and 11,393,990 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	137,241	139,484
Retained earnings	28,833	23,754
Accumulated other comprehensive loss	(1,985)	(1,557)
Total shareholders’ equity	164,089	161,681
Total liabilities and shareholders’ equity	$1,490,244	$1,422,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except share and per share data)	2007	2006	2007	2006

Interest income:
Loans and loan fees	$20,830	$19,982	$61,231	$55,646
Investment securities	2,918	2,223	8,583	6,488
Federal funds and other interest income	107	463	883	1,313
Total interest income	23,855	22,668	70,697	63,447
Interest expense:
Deposits	9,847	8,677	29,771	22,115
Borrowings and repurchase agreements	2,823	2,398	7,764	6,741
Total interest expense	12,670	11,075	37,535	28,856
Net interest income	11,185	11,593	33,162	34,591
Provision (credit) for loan losses	261	(215)	507	446
Net interest income after provision (credit) for loan losses	10,924	11,808	32,655	34,145
Noninterest income:
Service charges and other fees	1,021	895	2,947	2,921
Mortgage fees and revenues	561	507	1,682	1,525
Net gain on sale of securities	–	128	–	128
Other noninterest income	651	728	2,101	2,311
Total noninterest income	2,233	2,258	6,730	6,885
Noninterest expense:
Salaries and employee benefits	4,890	4,287	15,298	13,680
Occupancy	1,058	1,044	3,029	2,760
Furniture and equipment	664	675	1,926	1,729
Director fees	72	369	569	1,028
Data processing	350	214	972	814
Advertising	272	234	771	813
Amortization of deposit premiums	300	342	900	1,028
Professional fees	369	290	956	856
Other expenses	1,324	1,614	3,902	4,516
Total noninterest expense	9,299	9,069	28,323	27,244
Net income before tax expense	3,858	4,997	11,062	13,806
Income tax expense	1,105	1,730	3,249	4,725
Net income	$2,753	$3,267	$7,813	$9,081

Earnings per share – basic	$0.24	$0.28	$0.68	$0.78
Earnings per share – diluted	$0.24	$0.28	$0.68	$0.78

Weighted average shares:
Basic	11,451,322	11,611,476	11,482,352	11,622,442
Fully diluted	11,510,127	11,694,498	11,551,677	11,708,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)

Balance at January 1, 2006	6,852,156	$70,985	$(1,672)	$14,179	$83,492
Repurchase of outstanding common stock	(309,721)	(5,038)	–	–	(5,038)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	–	–	74,499
Issuance of common stock for options exercised	82,102	951	–	–	951
Noncash compensation	–	135	–	–	135
Net income	–	–	–	9,081	9,081
Other comprehensive loss	–	–	(169)	–	(169)
Comprehensive income					8,912
Dividends ($0.18 per share)	–	–	–	(2,080)	(2,080)
Balance at September 30, 2006	11,507,167	$141,532	$(1,841)	$21,180	$160,871

Balance at January 1, 2007	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Repurchase of outstanding common stock	(209,582)	(3,181)	–	–	(3,181)
Issuance of common stock for options exercised	35,597	441	–	–	441
Noncash compensation	32,329	497	–	–	497
Net income	–	–	–	7,813	7,813
Other comprehensive loss	–	–	(428)	–	(428)
Comprehensive income					7,385
Dividends ($0.24 per share)	–	–	–	(2,734)	(2,734)
Balance at September 30, 2007	11,252,334	$137,241	$(1,985)	$28,833	$164,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	September 30, 2007	September 30, 2006
(Dollars in thousands)

Cash flows from operating activities:
Net income	$7,813	$9,081
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	900	1,028
Depreciation	1,824	1,624
Net gains on sale of securities available for sale	–	(128)
Loss (gain) on disposal of premises, equipment and real estate owned	189	(124)
Change in held-for-sale loans, net	562	(3,890)
Amortization of premiums on securities, net	54	104
Deferred income tax (benefit) expense	(128)	4,705
Issuance of stock for compensation	497	–
Other non-cash compensation	7	–
Provision for loan losses	507	446
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1752)	3,024
Accrued interest payable and other liabilities	(520)	11,220
Net cash provided by operating activities	9,953	27,090

Cash flows from investing activities:
Loan originations, net of principal repayments	(63,654)	(97,506)
Additions to premises and equipment	(2,939)	(4,094)
Net (purchases) sales of Federal Home Loan Bank stock	(419)	543
Purchase of securities available for sale	(30,386)	(69,690)
Proceeds from calls/maturities of securities available for sale	18,805	12,542
Proceeds from sales of securities available for sale	–	125,992
Proceeds from calls/maturities of securities held to maturity	689	1,324
Net cash paid in merger transaction	–	(37,541)
Proceeds from sales of premises, equipment and real estate owned	1,450	1,231
Net cash used in investing activities	(76,454)	(67,199)

Cash flows from financing activities:
Net increase in deposits	35,380	73,239
Net increase in repurchase agreements	540	14,068
Net increase (decrease) in borrowings	30,045	(16,290)
Repayment of short term debt	–	(30,000)
Distribution of cash held in escrow	–	33,185
Dividends paid	(2,734)	(1,800)
Issuance of common stock for options and other plans	441	951
Repurchase of common stock	(3,181)	(5,038)
Net cash provided by financing activities	60,491	68,315

Net change in cash and cash equivalents	(6,010)	28,206
Cash and cash equivalents at beginning of period	54,332	43,904
Cash and cash equivalents at end of period	$48,322	$72,110
(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	September 30, 2007	September 30, 2006
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises and equipment to other real estate owned	$1,280	$2,866
Dividends payable	$900	$691
Cash paid for:
Income taxes	$4,080	$371
Interest	$7,765	$28,230

Acquisition of 1st State Bancorp:
Fair value of assets acquired	$–	$430,131
Issuance of common stock	$–	$74,499
Cash paid, including transaction costs	$–	$46,639
Liabilities assumed	$–	$308,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Unaudited)

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether to adopt SFAS No. 159, but does not expect an adoption of SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Unaudited)

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

2.      Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s other comprehensive loss for the nine month periods ended September 30, 2007 and 2006 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited).

The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

Three Month Period Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands)

Unrealized gains on available-for-sale securities	$3,293	$2,438
Unrealized gain on change in fair value of cash flow hedge	1,549	–
Reclassification of gains recognized in net income	–	(128)
Income tax (expense)	(1,867)	(891)
Other comprehensive income	$2,975	$1,419

Nine Month Period Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands)

Unrealized losses on available-for-sale securities	$(1,222)	$(147)
Unrealized gain on change in fair value of cash flow hedge	607	–
Reclassification of gains recognized in net income	–	(128)
Income tax benefit (expense)	187	106
Other comprehensive loss	$(428)	$(169)

3.      Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following tables provide a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2007 and 2006, respectively.

Three Month Period Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands except share data)

Income available to shareholders – basic and diluted	$2,753	$3,267
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,451,322	11,611,476
Incremental shares from assumed exercise of stock options	58,805	83,022
Weighted average number of shares outstanding – diluted	11,510,127	11,694,498

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Unaudited)

Nine Month Period Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
(Dollars in thousands except share data)

Income available to shareholders – basic and diluted	$7,813	$9,081
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,482,352	11,622,442
Incremental shares from assumed exercise of stock options	69,325	86,004
Weighted average number of shares outstanding – diluted	11,551,677	11,708,446

For the three and nine month periods ended September 30, 2007 and 2006, options to purchase approximately 237,000 shares and 345,000 shares, respectively, of common stock were used in the diluted calculation. For the three and nine month periods ended September 30, 2007 and 2006, options to purchase approximately 161,000 shares and 65,000 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

4.       Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors. As of September 30, 2007, options to purchase 148,209 shares of common stock remained available for future issuance. In addition, there were approximately 567,000 options, which were assumed under various plans from previously acquired financial institutions, of which 113,211 options remain outstanding.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year end share price. The amount deferred, if elected, is equal to 125 percent of the total director’s fees. Each participant is fully vested in his or her account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s discretion). The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. Accordingly, changes in the Company’s stock price affect the amount of expense recognized during the period. For the nine month periods ended September 30, 2007 and 2006, the Company recognized ($47,000) and $86,000, respectively, of share-based expense related to the Deferred Compensation Plan.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the nine months ended September 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(Dollars in thousands except share data)

Outstanding at January 1, 2007	389,715	$11.75
Granted	44,000	15.99
Exercised	(35,597)	8.59
Terminated	(1,000)	15.49
Outstanding at September 30, 2007	397,118	$12.49	4.01	$1,040

Options exercisable at September 30, 2007	353,118	$12.05	3.62	$997

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information about the Company’s stock options at September 30, 2007.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	107,165	2.77	107,165
$9.01 – $12.00	87,702	3.48	87,702
$12.01 – $15.00	41,750	1.60	33,750
$15.01 – $18.00	102,751	4.33	66,751
$18.01 – $18.37	57,750	7.24	57,750
	397,118	4.01	353,118

The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which, if changed, can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield was based on the Company’s historical annual dividend payout; and the risk-free rate was based on the implied yield available on U.S. Treasury issues.

5.      Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
U.S. agency securities	$23,799	$124	$35,768	$577	$59,567	$701
Municipal bonds	51,578	1,447	17,925	384	69,503	1,831
Mortgage-backed securities	6,114	56	53,202	1,737	59,316	1,793
	81,491	1,627	106,895	2,698	188,386	4,325
Held to Maturity
U.S. agency securities	–	–	3,930	68	3,930	68
Municipal bonds	–	–	293	7	293	7
Mortgage-backed securities	–	–	5,650	193	5,650	193
	–	–	9,873	268	9,873	268
Total at September 30, 2007	$81,491	$1,627	$116,768	$2,966	$198,259	$4,593

The unrealized losses on the Company’s investments were primarily the result of interest rate changes. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Unaudited)

6.      Loans

The composition of the loan portfolio by loan classification at September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)

Commercial	$634,360	$593,410
Construction	279,868	250,308
Consumer	36,952	30,806
Home equity lines	77,438	83,231
Mortgage	41,650	50,099
	1,070,268	1,007,854
Plus deferred loan costs, net	388	198
	$1,070,656	$1,008,052

Loans held for sale as of September 30, 2007 and December 31, 2006 were $6.7 million and $7.2 million, respectively, and were included in the mortgage category.

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

The Company’s exposure to off-balance sheet credit risk as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$297,894	$187,163
Standby letters of credit	8,814	12,698
Total commitments	$306,708	$199,861

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine months ended September 30, 2007 and 2006 for Capital Bank Corporation (the “Company”) and it’s wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Index
Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the quarter ended September 30, 2007.

•
The Company reported net income for the quarter ended September 30, 2007 of $2.8 million compared to $3.3 million for the quarter ended September 30, 2006. Fully diluted earnings per share were $0.24 and $0.28 for the quarters ended September 30, 2007 and 2006, respectively. The decrease in net income was primarily due to a $408,000 decrease in net interest income, which reflects a 34 basis point (“bp”) decrease in the net interest margin as a result of the rising cost of funds, as well as a $230,000 increase in noninterest expense, primarily due to higher compensation costs, offset by a $625,000 decrease in income tax expense due to the lower pre-tax income along with an increase in tax-exempt investment income.

•
The provision for loan losses for the quarter ended September 30, 2007 was $261,000 compared to a credit of ($215,000) for the quarter ended September 30, 2006. The difference in the provision for loan losses is primarily due to net recoveries in the quarter ended September 30, 2006 versus net charge-offs in the same period in 2007 and the second quarter 2007 revisions to the Company’s loan loss allowance estimation methodology.

•
Net interest income for the quarter ended September 30, 2007 decreased to $11.2 million, a 3.5% decline from the $11.6 million earned in the quarter ended September 30, 2006. The decrease in net interest income is primarily due to a 30 bps increase in the cost of funds compared to an 11 bps increase in the yield on earning assets.

•
Noninterest income for the quarter ended September 30, 2007 decreased $25,000 to $2.2 million compared to $2.3 million in the quarter ended September 30, 2006. Fee income improved $180,000 in the quarter ended September 30, 2007 from the same period in 2006.  In the quarter ended September 30, 2006, the Company recorded a net gain of $128,000 realized on the sale of securities, which, along with lower miscellaneous income, more than offset the improvements in fee income.

•
Noninterest expense was $9.3 million for the quarter ended September 30, 2007 compared to $9.1 million for the quarter ended September 30, 2006. The increase is primarily due to higher salaries and employee benefits, which increased by $603,000 in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The increase in salaries and employee benefits was primarily due to the addition of sales associates during 2007, as well as annual salary increases early in 2007.

Financial Condition

Total consolidated assets of the Company at September 30, 2007 were $1.49 billion, a 4.8% increase over the assets of $1.42 billion at December 31, 2006, an increase of $67.9 million. The increase in total consolidated assets for the nine months ended September 30, 2007 is primarily due to a $62.6 million increase in the Bank’s loan portfolio, net of the allowance for loan losses, since December 31, 2006. Total deposits as of September 30, 2007 were $1.09 billion, which represents growth of $35.4 million from December 31, 2006.

Total earning assets were $1.34 billion at September 30, 2007 compared to $1.26 billion at December 31, 2006. Earning assets represented 90.1% and 89.7% of total assets as of September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, investment securities were $249.1 million, compared to $239.0 million at December 31, 2006. Interest-earning cash, federal funds sold and short term investments were $15.7 million at September 30, 2007 compared to $20.8 million at December 31, 2006.

The allowance for loan losses as of September 30, 2007 and December 31, 2006 was $13.4 million and $13.3 million, representing approximately 1.25% and 1.32%, respectively, of total loans as of both dates. Management believes that the amount of the allowance is adequate to absorb the estimated losses inherent in the current loan portfolio. See “Asset Quality” below for further discussion of the allowance for loan losses.

Index
Total deposits as of September 30, 2007 were $1.09 billion, an increase of $35.4 million, or 3.4%, from December 31, 2006. The increase was primarily due to a $50.1 million increase in brokered CDs, a $20.4 million increase in money market deposits partially offset by a $44.9 million decrease in non-brokered time deposits. Total time deposits represented 52.6% of total deposits at September 30, 2007 compared to 53.8% at December 31, 2006. The Company’s high yield checking account product, Smart Checking, which is designed to generate higher debit card interchange income to offset the higher yield offered, added almost 900 new accounts during the quarter ended September 30, 2007. As of September 30, 2007, there were approximately 6,800 Smart Checking accounts and $32.2 million of deposits associated with this product.

Noninterest-bearing demand deposit accounts (“DDA”) were $123.8 million at September 30, 2007, an increase of $2.9 million from December 31, 2006. The average balance of non-interest bearing DDA accounts was $114.0 million during the quarter ended September 30, 2007 compared to $99.6 million during the quarter ended September 30, 2006.

Total consolidated shareholders’ equity was $164.1 million as of September 30, 2007, an increase of $2.4 million from December 31, 2006. Retained earnings increased by $5.1 million, reflecting $7.8 million of net income for the nine months ended September 30, 2007 less $2.7 million of dividends declared during the nine months ended September 30, 2007. Accumulated other comprehensive loss, which represents the unrealized loss on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, was $2.0 million and $1.6 million as of September 30, 2007 and December 31, 2006, respectively. The decrease is primarily due to the decline in the fair value of the Company’s available-for-sale security portfolio as a result of changing interest rate conditions in the bond market. See Item 1. Financial Statements – Condensed Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Results of Operations

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

For the quarter ended September 30, 2007, the Company reported net income of $2.8 million, or $0.24 per diluted share, compared to net income of $3.3 million, or $0.28 per diluted share, for the quarter ended September 30, 2006. Net income decreased by $514,000, primarily due to margin compression as a result of the rising costs of funds, accompanied by a $476,000 difference between the provision for loan losses in the quarter ended September 30, 2007 compared to a credit provision in the quarter ended September 30, 2006. The Company’s net interest margin, on a fully taxable equivalent basis, for the quarter ended September 30, 2007 decreased by 34 bps compared to the net interest margin for the quarter ended September 30, 2006. The Company expects continued pressures on its net interest margin in the near term, primarily from increased competition for funds in the Company’s primary markets combined with the prime rate decreases by the Federal Reserve of 50 bps and 25 bps on September 18 and October 31, 2007, respectively.

Net interest income decreased $408,000, or 3.5%, from $11.6 million for the quarter ended September 30, 2006, to $11.2 million for the quarter ended September 30, 2007. Average earning assets increased $89.9 million to $1.30 billion for the quarter ended September 30, 2007 from $1.21 billion for the quarter ended September 30, 2006. Average interest-bearing liabilities increased $70.0 million to $1.16 billion for the quarter ended September 30, 2007 from $1.09 billion for the quarter ended September 30, 2006. The net interest margin on a fully taxable equivalent basis decreased by 34 bps to 3.57% for the quarter ended September 30, 2007 from 3.91% for the quarter ended September 30, 2006. The earned yield on average interest-earning assets was 7.42% and 7.53% for the quarter ended September 30, 2007 and 2006, respectively, while the interest rate on average interest-bearing liabilities for those periods was 4.32% and 4.02%, respectively. The decrease in the net interest margin is primarily attributed to interest-bearing liabilities repricing at a faster rate than interest-earning assets as a result of the static interest rate environment throughout most of the quarter, and competitive pressures in the Company’s primary markets. The majority of the Company’s loans are linked to prime, which remained flat until the change on September 18, 2007, while the Company’s interest-bearing deposits are impacted more by rates paid by competitors on time deposits.  The Federal Reserve decreased the prime rate by 50 bps on September 18, 2007 and 25 bps on October 31, 2007, which the Company expects will put increased pressure on the net interest margin in the fourth quarter.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Three Months Ended September 30, 2007 and 2006 (Unaudited)
Taxable Equivalent Basis 1

	2007			2006
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable [2]	$1,042,635	$20,830	7.93%	$982,037	$19,980	8.07%
Investment securities [3]	252,090	3,443	5.42%	195,323	2,586	5.25%
Federal funds sold and other interest on short-term investments	8,134	107	5.22%	35,642	463	5.15%
Total interest earning assets	1,302,859	$24,380	7.42%	1,213,002	$23,029	7.53%
Cash and due from banks	28,261			32,094
Other assets	128,078			133,897
Allowance for loan losses	(13,283)			(13,161)
Total assets	$1,445,915			$1,365,832

Liabilities and Equity
Savings deposits	$33,402	$51	0.61%	$38,137	$48	0.50%
Interest-bearing demand deposits	366,824	3,230	3.49%	304,355	2,521	3.29%
Time deposits	549,968	6,566	4.74%	578,018	6,107	4.19%
Total interest-bearing deposits	950,194	9,847	4.11%	920,510	8,676	3.74%
Borrowed funds	147,843	1,841	4.94%	110,164	1,402	5.05%
Subordinated debt	30,930	599	7.68%	30,930	619	7.94%
Repurchase agreements	34,233	383	4.44%	31,562	378	4.75%
Total interest-bearing liabilities	1,163,200	$12,670	4.32%	1,093,166	$11,075	4.02%
Noninterest-bearing deposits	113,980			99,633
Other liabilities	4,885			11,132
Total liabilities	1,282,065			1,203,931
Shareholders’ equity	163,850			161,901
Total liabilities and shareholders’ equity	$1,445,915			$1,365,832

Net interest spread [4]			3.10%			3.51%
Tax equivalent adjustment		$525			$363
Net interest income and net interest margin [5]		$11,710	3.57%		$11,954	3.91%

[1]	The fully taxable equivalent basis is computed using a blended federal and state tax rate of approximately 36% and 38% in 2007 and 2006, respectively.
[2]	Loans receivable include nonperforming loans for which accrual of interest has not been recorded and includes loans held for sale.
[3]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans increased from $20.0 million for the quarter ended September 30, 2006 to $20.8 million for the quarter ended September 30, 2007. The increase is primarily due to higher average loan balances, which increased by $60.6 million, due to net loan growth, partially offset by lower loan yields. The Company’s prime rate was 7.75% as of September 30, 2007 and 8.25% as of September 30, 2006, however, the decrease of 50 bps occurred after the Federal Reserve decreased prime on September 18, 2007.  Prior to that date, prime had remained flat. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility. This swap reduced the overall yield on loans and the net interest margin by 5 bps and 4 bps, respectively, for the quarter ended September 30, 2007.

Interest income on investment securities increased from $2.2 million for the quarter ended September 30, 2006 to $2.9 million for the quarter ended September 30, 2007. The increase is primarily due to a $57.0 million increase in average balances outstanding between the periods, with approximately $47.0 million of the increase related to investments in tax-exempt municipal bonds as well as higher yielding investments acquired in the second half of 2006. The yield on investment securities increased from 5.25% for the quarter ended September 30, 2006 to 5.42% for the quarter ended September 30, 2007.

Interest expense on deposits increased from $8.7 million for the quarter ended September 30, 2006 to $9.8 million for the quarter ended September 30, 2007. The increase is primarily due to a $30.0 million increase in the average balance of interest-bearing deposits outstanding due to deposit growth and higher deposit rates. The average rate paid on total interest-bearing deposits increased from 3.74% for the quarter ended September 30, 2006 to 4.11% for the quarter ended September 30, 2007, a 37 bps rise. The rate paid on time deposits, which represented 57.9% and 62.8% of total average interest-bearing deposits for the quarters ended September 30, 2007 and 2006, respectively, increased from 4.19% for the quarter ended September 30, 2006 to 4.74 % for the quarter ended September 30, 2007, primarily as a result of the rising interest rate environment and increased competition in the Company’s primary markets.

Interest expense on borrowings increased from $2.4 million for the quarter ended September 30, 2006 to $2.8 million for the quarter ended September 30, 2007, primarily due to a $40.0 million increase in average borrowing partially offset by lower borrowing rates in the quarter ended September 30, 2007. The rate on average borrowings and subordinated debentures for the quarter ended September 30, 2007 was 4.94% and 7.68%, respectively, compared to 5.05% and 7.94%, respectively, for the quarter ended September 30, 2006. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was an increase in interest expense of $126,000 and $127,000 for the quarters ended September 30, 2007 and 2006, respectively.

For the quarter ended September 30, 2007, the provision for loan losses was $261,000 compared to a credit of ($215,000) for the quarter ended September 30, 2006. The increase in the provision for loan losses reflects the net recoveries in the quarter ended September 30, 2006 versus net chargeoffs during the same period in 2007, and loan growth in the quarter ended September 30, 2007 partially offset by the effects of revisions made to the Company’s allowance for loan loss estimation methodology in the second quarter of 2007 as discussed more fully below under “Asset Quality.” Net charge-offs for the quarter ended September 30, 2007 were $234,000, or 0.02% of average loans, compared to net recoveries of ($102,000), or (0.01%) of average loans for the quarter ended September 30, 2006. Total nonperforming assets and past due loans increased from $8.5 million and $13.0 million, respectively, as of June 30, 2007 to $10.5 million and $13.2 million, respectively, as of September 30, 2007. Past due loans consists of all loans past due 30 days or more.

Noninterest income for the quarter ended September 30, 2007 was $2.2 million compared to $2.3 million for the quarter ended September 30, 2006, a decrease of $25,000. Service charges and other fees increased $126,000, primarily due to an increase in interchange income from the Smart Checking product, as well as higher nonsufficient fund fees partially offset by lower service charges. Mortgage fees and revenues increased $54,000 while other noninterest income decreased $77,000 primarily due to losses on sales of collateral. In the quarter ended September 30, 2006 noninterest income includes a $128,000 gain on sale of securities.

Noninterest expense for the quarter ended September 30, 2007 was $9.3 million compared to $9.1 million for the quarter ended September 30, 2006. Salaries and employee benefits, representing the largest noninterest expense category, increased to $4.9 million for the quarter ended September 30, 2007, from $4.3 million for the quarter ended September 30, 2006. The increase in salaries and employee benefits was primarily due to annual salary increases, changes in the composition of personnel, and higher benefit costs.

Index
Occupancy costs, the second largest component of noninterest expense, increased $14,000 from $1.04 million for the quarter ended September 30, 2006 to $1.06 million for the quarter ended September 30, 2007. The increase is primarily due to the higher rent expenses related to the Company’s new headquarters and higher property taxes. Furniture and equipment expenses for the quarter ended September 30, 2007 decreased $11,000 from the same period in 2006, primarily due to lower depreciation expenses, lower non-capitalized expenses, and lower software expenses, partially offset by higher maintenance expenses. Data processing expenses for the quarter ended September 30, 2007 increased $136,000 from the same period in 2006, primarily due to the Company’s implementation of an internet-based phone system, which increased network expenses but reduced telecommunication costs. Directors’ fees for the quarter ended September 30, 2007 decreased $297,000 from the same period in 2006, primarily due to lower share-based compensation expense associated with the Deferred Compensation Plan. Advertising expenses for the quarter ended September 30, 2007 increased $38,000 from the same period in 2006 primarily due to the Company’s direct mail campaign in the quarter ended September 30, 2007. Professional fees for the quarter ended September 30, 2007 increased $79,000 from the same period in 2006, primarily due to legal fees partially offset by a reduction in consulting fees. Other expenses for the quarter ended September 30, 2007 decreased $290,000 from the same period in 2006, primarily due to lower costs associated with telecommunications, operational losses, and office supplies, partially offset by an increase in the provision for off-balance-sheet credit risk associated with unfunded commitments.

Income tax expense for the quarters ended September 30, 2007 and 2006 was $1.1 million and $1.7 million, respectively. The Company’s effective tax rate for the quarter ended September 30, 2007 was 28.6 % compared to 34.6% for the quarter ended September 30, 2006. The decrease in the effective tax rate is primarily due to greater proportion of tax-exempt income to taxable income for the quarter ended September 30, 2007 compared to the same period in 2006 as a result of municipal bonds acquired during the quarter ended December 31, 2006. The Company forecasts its taxable and nontaxable income and calculates the effective tax rate for the entire year, which is then applied to the three month period.

Results of Operations

Nine month period ended September 30, 2007 compared to nine month period ended September 30, 2006

For the nine month period ended September 30, 2007, the Company reported net income of $7.8 million, or $0.68 per diluted share, compared to net income of $9.1 million, or $0.78 per diluted share, for the nine month period ended September 30, 2006. Net income decreased by $1.3 million, primarily due to higher interest expense partially offset by increased interest income, which resulted in a lower net interest margin.

Net interest income decreased $1.4 million, or 4.1%, from $34.6 million for the nine month period ended September 30, 2006, to $33.2 million for the nine month period ended September 30, 2007. Average earning assets increased $114.9 million to $1.30 billion for the nine month period ended September 30, 2007 from $1.18 billion for the nine month period ended September 30, 2006, an increase of 9.7%. Average interest-bearing liabilities increased $98.7 million to $1.16 billion for the nine month period ended September 30, 2007 from $1.06 billion for the nine month period ended September 30, 2006. The net interest margin on a fully taxable equivalent basis decreased 42 bps to 3.58% for the nine month period ended September 30, 2007 from 4.00% for the nine month period ended September 30, 2006. The earned yield on average interest-earning assets was 7.45% and 7.27% for the nine month periods ended September 30, 2007 and 2006, respectively, while the interest rate on average interest-bearing liabilities for those same periods was 4.34% and 3.65%, respectively. The decrease in the net interest margin is primarily due to the cost of funds rising at a faster rate than the yield on earning assets as a result of the current interest rate environment. The average interest rate on interest-bearing deposits increased from 3.33% for the nine month period ended September 30, 2006 to 4.13% for the nine month period ended September 30, 2007, an increase of 80 bps. However, the average yield on the loan portfolio increased from 7.80% for the nine month period ended September 30, 2006 to 7.98% for the nine month period ended September 30, 2007, an increase of 18 bps. The Company expects its net interest margin will continue to experience compression in the last quarter of 2007 based on the interest rate decreases by the Federal Reserve on September 18, 2007 and October 31, 2007 of 50 bps and 25 bps, respectively.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Nine Months Ended September 30, 2007 and 2006
Taxable Equivalent Basis 1

	2007			2006
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount EarnedPaid	Average Rate

Assets
Loans receivable [2]	$1,025,545	$61,232	7.98%	$953,469	$55,646	7.80%
Investment securities [3]	248,224	10,128	5.46%	193,301	7,234	5.00%
Federal funds sold and other interest on short term investments	22,338	883	5.29%	34,434	1,313	5.10%
Total interest-earnings assets	1,296,107	$72,243	7.45%	1,181,204	$64,193	7.27%
Cash and due from banks	27,781			31,890
Other assets	129,392			134,935
Allowance for loan losses	(13,369)			(14,869)
Total assets	$1,439,911			$1,333,160

Liabilities and Equity
Savings deposits	$33,812	$138	0.55%	$41,143	$160	0.52%
Interest-bearing demand deposits	362,304	9,415	3.47%	283,023	6,051	2.86%
Time deposits	568,604	20,217	4.75%	563,420	15,904	3.77%
Total interest-bearing deposits	964,720	29,770	4.13%	887,586	22,115	3.33%
Borrowed funds	127,169	4,911	5.16%	110,750	4,015	4.85%
Subordinated debt	30,930	1,777	7.68%	31,478	1,812	7.70%
Repurchase agreements	33,419	1,077	4.31%	27,766	914	4.40%
Total interest-bearing liabilities	1,156,238	$37,535	4.34%	1,057,580	$28,856	3.65%
Noninterest-bearing deposits	110,954			101,705
Other liabilities	8,713			12,854
Total liabilities	1,275,905			1,172,139
Shareholders’ equity	164,006			161,021
Total liabilities and shareholders’ equity	$1,439,911			$1,333,160

Net interest spread [4]			3.11%			3.62%
Tax equivalent adjustment		$1,546			$746
Net interest income and net interest margin [5]		$34,708	3.58%		$35,337	4.00%

[1]	The taxable equivalent basis is computed using a blended federal and state tax rate of approximately 38% in 2007 and 2006.
[2]	Loans receivable include nonperforming loans for which accrual of interest has not been recorded and includes loans held for sale.
[3]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

Index
For the nine month period ended September 30, 2007, the provision for loan losses was $507,000 compared to $446,000 for the nine month period ended September 30, 2006, an increase of $61,000. The increase in 2007 was primarily due to the net growth of the loan portfolio partially offset by revisions made to the Company’s allowance for loan loss estimation methodology. See “Asset Quality” below for further discussion of the allowance for loan losses and the revisions to estimation methodology. Net charge-offs for the nine month period ended September 30, 2007 were $488,000 compared to $3.8 million for the nine month period ended September 30, 2006. Net charge-offs for the nine month period ended September 30, 2006 includes $2.9 million related to one 1st State Bank loan relationship that had been fully reserved by 1st State Bank as of December 31, 2005. See “Asset Quality” below for further discussion of the allowance for loan losses.

Noninterest income for the nine month period ended September 30, 2007, was $6.7 million compared to $6.9 million for the nine month period ended September 30, 2006, a decrease of $155,000. Service charges and other fees increased by $26,000 as a result of an increase in interchange fees for the Company’s debit card usage, partially offset by lower service charges and lower nonsufficient fund fees. Mortgage fees and revenues increased by $157,000, primarily due to higher loan volumes in 2007. Other noninterest income decreased by $210,000, primarily due to the gain of $138,000 in 2006 realized on the sale of a consolidated branch location.  In the nine months ended September 30, 2006, the Company also realized a gain on the sale of investments of $128,000.

Noninterest expense for the nine month period ended September 30, 2007 was $28.3 million compared to $27.2 million for the nine month period ended September 30, 2006. Salaries and employee benefits, representing the largest noninterest expense category, increased by $1.6 million to $15.3 million for the nine month period ended September 30, 2007, from $13.7 million for the nine month period ended September 30, 2006. This increase reflects an increase in the number of personnel employed by the Company during the nine months ended September 30, 2007, as well as higher benefit and incentive compensation costs.

Occupancy costs and furniture and equipment expenses for the nine month period ended September 30, 2007 increased by $269,000 and $197,000, respectively, compared to the nine month period ended September 30, 2006, primarily due to higher expenses associated with the Company’s new headquarters and data processing equipment depreciation associated with the Company’s operations center. Directors’ fees decreased $459,000 for the nine month period ended September 30, 2007 compared to the same period in 2006, primarily due to a reduction in share-based compensation expense associated with the Deferred Compensation Plan as a result of a decrease in the Company’s share price. Data processing expenses increased $158,000 for the nine month period ended September 30, 2007 compared to the same period in 2006, primarily due to network costs associated with the implementation of an internet-based phone system, partially offset by a reduction in external item processing costs as a result of bringing operations in house during 2006.

Advertising expenses for the nine month period ended September 30, 2007 decreased by $42,000 compared to the same period in 2006, primarily due to promotional campaign associated with the May 2006 introduction of Smart Checking. Professional fees for the nine month period ended September 30, 2007 increased by $100,000 compared to the same period in 2006, primarily due to higher legal and accounting fees, partially offset by reduced consulting expenses. Other expenses for the nine month period ended September 30, 2007 decreased $614,000 from the same period in 2006, primarily due to lower costs associated with telecommunications, operational losses and office supplies partially offset by higher insurance costs.

The Company’s effective tax rate for the nine month periods ended September 30, 2007 and 2006 was 29.3% and 34.2%, respectively. The change in the effective tax rate was due to changes in forecasted levels of taxable and tax-exempt income and the decrease for these comparable periods primarily reflects a higher mix of tax-exempt income as a result of municipal bonds acquired during the quarter ended December 31, 2006.

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

Index
The Company estimates the amount of allowance needed to cover inherent losses in the portfolio by applying a loss allowance factor to each risk grade. Unless identified as an at-risk loan, consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Bank’s historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb losses inherent in the loan portfolio as of the balance sheet date presented.

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750,000 as well as all loans management has identified as impaired. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $13.4 million allowance for loan losses as of September 30, 2007, $3.0 million has been allocated to specific loans, including loans considered to be impaired. As of September 30, 2007 and December 31, 2006, there were $4.1 million and $6.2 million, respectively, of impaired loans. As of September 30, 2007 and December 31, 2006, $1.2 million and $1.1 million, respectively, are included in the allowance for loan losses for impaired loans. At September 30, 2007 and December 31, 2006, there were no impaired loans that did not have an allowance for loan losses.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by management. The loan reviews include the accumulation of related data on loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans at September 30, 2007 include $1.9 million related to a developer who has been accused by the North Carolina Attorney General of engaging in fraudulent marketing and financing practices in Western North Carolina. The Company has established a specific loan loss allocation of $950,000 for this exposure, which management believes is adequate.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $261,000 for the quarter ended September 30, 2007 compared to a credit provision for the quarter ended September 30, 2006 of ($215,000) which in part resulted from recoveries of $431,000 during the period. The increase in the provision was primarily due to the loan growth during the quarter ended September 30, 2007, partially offset by revisions made to the allowance for loan loss estimation methodology as a result of recent regulatory guidance, which emphasized that institutions should incorporate historical loss experience into the allowance for loan loss estimation methodology. The Company’s former estimation methodology was based primarily on a standard loss percentage for loan categories. The revised estimation methodology takes into consideration the Company’s historical loss experience and utilizes a greater dispersion of risk rating classifications based on the collateral backing of the loans. The revised estimation methodology shifts a portion of the unallocated loan loss allowance to specific allocation loans.

Past due loans as a percentage of average loans decreased from 1.27% June 30, 2007 to 1.26% at September 30, 2007. Nonperforming loans, which includes all loans past due greater than 90 days or in nonaccrual status, as a percentage of total loans increased from 0.83% at June 30, 2007 to 0.98% at September 30, 2007. Nonperforming assets as a percentage of total assets were 0.71% and 0.59% at September 30, 2007 and June 30, 2007, respectively. Management believes the allowance for loan losses as of September 30, 2007 is adequate to absorb the losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.

At September 30, 2007, nonperforming loans were $10.2 million, an increase of $5.3 million from December 31, 2006. The majority of the Company’s nonperforming loans are secured by real estate, and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans at September 30, 2007.

The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2007 and 2006, respectively.

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$13,339	$14,007	$13,347	$9,592
1st State Bank loan loss allowance acquired	–	–	–	7,637
Net charge-offs:
Loans charged off:
Commercial	100	114	265	3,961	[1]
Consumer	226	118	335	254
Home equity lines	54	29	79	55
Mortgage	–	68	53	102
Total charge-offs	380	329	732	4,372
Recoveries of loans previously charged off:
Commercial	64	376	102	501
Consumer	28	10	88	36
Home equity lines	54	27	54	31
Mortgage	–	18	–	23
Total recoveries	146	431	244	591
Total net charge-offs (recoveries)	234	(102)	488	3,781
Loss (credit) provision charged to operations	261	(215)	507	446
Allowance for loan losses, end of period	$13,366	$13,894	$13,366	$13,894

Net charge-offs to average loans during the period (annualized)	0.09%	(0.04)%	0.06%	0.53%	[1]
Allowance as a percent of gross loans	1.25%	1.38%

[1]
Net charge-offs for the nine month period ended September 30, 2006 includes $3.2 million related to one 1st State Bank loan relationship that was fully reserved by 1st State Bank as of December 31, 2005.

The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance for loan losses, it is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

The following table presents an analysis of nonperforming assets as of September 30, 2007, September 30, 2006 and December 31, 2006.

	September 30, 2007	September 30, 2006	December 31, 2006
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial	$7,304	$3,885	$2,783
Construction	–	71	616
Consumer	23	259	50
Home equity lines	491	440	410
Mortgage	2,414	1,453	1,043
Total nonperforming loans	10,232	6,108	4,902
Foreclosed property held	309	637	1,111
Total nonperforming assets	$10,541	$6,745	$6,013

Nonperforming loans to total loans	0.96%	0.61%	0.49%
Nonperforming assets to total assets	0.71%	0.48%	0.42%
Allowance coverage of nonperforming loans	131%	227%	272%

Index
Foreclosed property decreased to $309,000 at September 30, 2007 from $1.1 million at December 31, 2006. The decrease was primarily due to the net disposition of certain foreclosed commercial and residential properties. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or net realizable fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset and Liability Committee of the Bank’s Board of Directors. The Company had $48.3 million in its most liquid assets, cash and cash equivalents as of September 30, 2007. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital, which totaled $1.0 billion at both September 30, 2007 and December 31, 2006, funded 67% of total assets at September 30, 2007 compared to 70.1% at December 31, 2006. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements. The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination.

On February 27, 2006, the Company announced a program to acquire in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, up to 1.0 million shares of the Company’s common stock. Management plans to utilize share repurchases to manage capital levels of the Company. The Company plans to effect the repurchase program through open-market purchases. During the quarter ended September 30, 2007, the Company repurchased 207,196 shares at a weighted average price of $15.15 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2007 and the minimum requirements are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation
Total capital (to risk weighted assets)	$144,330	11.64%	$124,022	10.00%
Tier I capital (to risk weighted assets)	130,657	10.54%	74,413	6.00%
Tier 1 capital (to average assets)	130,657	9.49%	68,851	5.00%

Capital Bank
Total capital (to risk weighted assets)	$140,841	11.36%	$123,960	10.00%
Tier I capital (to risk weighted assets)	127,168	10.26%	74,376	6.00%
Tier 1 capital (to average assets)	127,168	9.24%	68,805	5.00%

The Company’s total capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets on a consolidated basis as of December 31, 2006 were 11.92%, 10.76% and 9.42%, respectively.

Shareholders’ equity was $164.1 million, or $14.58 per share, at September 30, 2007. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2006 to September 30, 2007.

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

Item 1A.  Risk Factors

You should consider the following material risk factors carefully before deciding to invest in the Company’s securities. Additional risks and uncertainties not presently known to us, that we may currently deem to be immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impact our business operations. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well. References herein to “we”, “us”, and “our” refer to Capital Bank Corporation, a North Carolina corporation, and its subsidiaries, unless the context otherwise requires.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2007 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

July 2007	–	$–	–	566,043
August 2007	89,032	$15.28	89,032	477,011
September 2007	118,164	$15.06	118,164	358,847

[1]
On February 27, 2006, the Company announced a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program is for a period of up to two years and supersedes the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares. The Company did not acquire any shares under this former repurchase program. As of September 30, 2007, there were an aggregate of 358,847 shares remaining authorized for future repurchases.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Index
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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 8th day of November 2007.

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