Form 10-K
period 2007-12-31
CAPITAL BANK CORP
filed 2008-03-14
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Nonaccelerated filer ☐	(Do not check here if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock, no par value per share, as of June 29, 2007, held by those persons deemed by the registrant to be nonaffiliates was approximately $141,087,962 in section (8,398,093 shares held by nonaffiliates at $16.80 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 10, 2008 there were 11,212,185 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated	Where

11. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008	Part III

CAPITAL BANK CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2007

Index
PART I

Item 1.  Business

General

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank, CB Trustee, LLC, and Capital Bank Investment Services, Inc. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the “Trusts”). These Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). Capital Bank (the “Bank”) was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System (“Federal Reserve”) and has no subsidiaries. CB Trustee, LLC was established to facilitate the administration of deeds of trust relating to real property that is used as collateral to secure loans made by the Bank.  CB Trustee, LLC has no assets, liabilities, operational income or expenses. Capital Bank Investment Services, Inc. currently has no operations, but remains a subsidiary of the Company.  See Part II – Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies for a discussion of the Company’s operating segment.

As of December 31, 2007, the Company had assets of approximately $1.5 billion, with gross loans and deposits outstanding of approximately $1.1 billion, respectively. The Company’s corporate office is located at 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has 27 branch offices in North Carolina: five branch offices in Raleigh, four in Burlington, three in Sanford, three in Asheville, two in Cary, two in Graham, and one each in Siler City, Oxford, Wake Forest, Greensboro, Zebulon, Hickory, Mebane and Pittsboro.

In January 2006, the Company merged with 1st State Bancorp, Inc. (“1st State Bancorp”). As a result of the merger, and the subsequent merger of 1st State Bank, a subsidiary of 1st State Bancorp, with and into the Bank, the Bank is the sole manager-member of First Capital Services Company, LLC (“FCSC”), which had previously operated as 1st State Bank’s full service investment company. FCSC ceased operations following the merger, but remains a subsidiary of the Bank.

Capital Bank is a community bank engaged in the general commercial banking business in Wake, Granville, Lee, Chatham, Alamance, Guilford, Buncombe, and Catawba Counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the city of Raleigh, which is the state capital. Granville, Lee and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance and Guilford counties have a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes the town of Hickory, is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville, in Buncombe County, is comprised primarily of services, health care, tourism and manufacturing.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement, automobiles, equity lines of credit, credit loans, consumer loans, credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. The Bank offers uninsured investment products and services through its financial services division, through a partnership with Capital Investment Companies, a leading Raleigh, North Carolina, based broker-dealer that is unaffiliated with the Company. At present, the Bank does not provide the services of a trust department.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for subordinated debentures, which are the sole assets of the Trusts. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (see Part II – Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 11. Subordinated Debentures).

Index

Lending Activities and Deposits

Loan Types and Lending Policies. The Company originates a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, and loans to individuals for personal and household purposes. A significant portion of the loan portfolio is related to real estate. During 2007, there was an increased concentration in the construction industry compared to previous years. The economic trends in the areas served by the Company are influenced by the significant industries within the regions. Consistent with the Company’s emphasis on being a community-oriented financial institution, virtually all the Company’s business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectability of the Company’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to the Bank’s loan policies as approved annually by the Board of Directors. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Company’s clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table:

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$640,312	58%	$593,666	59%	$430,625	64%	$439,328	67%	$406,052	65%
Construction	301,465	28%	250,308	25%	131,941	20%	103,896	16%	82,030	13%
Consumer	12,856	1%	30,806	3%	19,022	3%	23,732	4%	29,164	5%
Home equity lines	79,822	7%	83,231	8%	65,566	10%	61,924	9%	58,430	9%
Mortgage	60,652	6%	50,041	5%	21,828	3%	25,987	4%	50,269	8%
	$1,095,107	100%	$1,008,052	100%	$668,982	100%	$654,867	100%	$625,945	100%

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

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2007 and 2006:

	2007	2006

Noninterest-bearing demand	10%	12%
Interest checking	11	10
Market rate investment	21	21
Savings	3	3
Time deposits:
Under $100,000	34	33
Equal to or over $100,000	21	21
	100%	100%

Index

Competition

Commercial banking in North Carolina is extremely competitive. The Company competes in its market area with some of the largest banking organizations in the state and the country, other community financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Company’s competitors have broader geographic markets, easier access to capital and lower cost funding, and higher lending limits than the Company; and are also able to provide more services and make greater use of media advertising.

Despite the competition in its market area, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company believes that its primary competitive advantages are its strong local identity and affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business enterprises, professionals and upper-income individuals. The Company offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Company offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Company relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the communities in which it has branches, the Company supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

At March 10, 2008, the Company employed 337 persons, of which 311 were full-time and 26 were part-time. None of the Company’s employees are represented by a collective bargaining unit or agreement. The Company considers relations with its employees to be good.

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

Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB”):

•
allows bank holding companies meeting management, capital and the Community Reinvestment Act of 1977 (the “CRA”) standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company is authorized to operate as a financial holding company and therefore is eligible to engage in the broader range of activities that are permitted by the GLB. The GLB is designed to modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

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

The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve regulates certain debt obligations, changes in control of bank holding companies, and capital requirements.

Under the provisions of the North Carolina law, the Company is registered with and subject to supervision by the North Carolina Commissioner of Banks (the “Commissioner”).

Index

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable convertible debt securities, a limited amount of other preferred stock, subordinated debt, and loan loss reserves.

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

The guidelines provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution’s risk profile. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) will continue to consider a “tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to it.

As of December 31, 2007, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.35%, 11.44% and 9.22%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2006 were 10.76%, 11.92% and 9.42%, respectively.

International Money Laundering Abatement and Financial Anti-Terrorism Act Of 2001. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at a minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened. The Company has determined the impact that IMLAFA will have on the Bank’s operations is not material. The Bank has established policies and procedures to ensure compliance with the IMLAFA that are reviewed and approved annually by the Board of Directors.

Bank Regulation

The Bank is subject to numerous state and federal statues and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, the issuance of securities, capital adequacy, loss reserves and compliance with the CRA as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

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

Under North Carolina corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than its liabilities. In general, the Company’s ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level.

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. As of December 31, 2007, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.90%, 10.99% and 8.82%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2006 were 10.28%, 11.43% and 9.02%, respectively.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC has adopted a risk-based assessment schedule providing for annual assessment rates ranging from 5 cents to 43 cents per $100 in assessable deposits, applicable to institutions insured by the DIF. The FDIC may change the assessment rate quarterly. The actual assessment to be paid by each insured institution is based on the institution’s assessment risk classification, which focuses on whether the institution is considered “well capitalized,” “adequately capitalized” or “under capitalized,” as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the DIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the DIF unless effective corrective action is taken (Subgroup C). The Bank’s Subgroup for 2007 was A. Under the Federal Deposit Insurance Reform Act of 2005, the Bank is a member of the DIF, and its new assessment rate will be 1.4%. The FDIC is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department, and all banks are now required to pay additional annual assessments at rates set by the Financing Corporation (“FICO”), which was established by the Competitive Equality Banking Act of 1987. This assessment is not tied to the FDIC risk classification. The FICO assessment rate effective for both the fourth quarter 2007 and the first quarter 2008 was 1.14 basis points (“bps”) per $100 of DIF assessable deposits. In 2007, the FDIC issued assessment credits to eligible institutions as a share of a one-time assessment pool credit of approximately $4.7 billion, equivalent to 10.5 bps of the combined assessment base of the Bank Insurance Fund and Savings Association Fund as of December 31, 2001.  To be eligible, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date.  Capital Bank’s share of the one-time assessment credit in 2007 was $0.5 million.  FDIC deposit insurance expense was $0, $231,000, and $199,000 for the years ended December 2007, 2006 and 2005, respectively.

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

The GLB’s “CRA Sunshine Requirements” call for financial institutions to publicly disclose certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require.

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

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks has eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks’ cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, face a significant challenge to maintain acceptable net interest margins.

Executive Officers

The executive officers of the Company are:

Name	Age	Position with Company

B. Grant Yarber	43	President and Chief Executive Officer
Michael R. Moore	50	Executive Vice President and Chief Financial Officer
David C. Morgan	47	Executive Vice President and Chief Banking Officer
Mark J. Redmond	40	Executive Vice President and Chief Credit Officer

B. Grant Yarber serves as President and Chief Executive Officer for Capital Bank Corporation and Capital Bank, overseeing the day-to-day operations of the Bank. Mr. Yarber joined Capital Bank Corporation in 2003 as the Chief Credit Officer and was promoted to President and Chief Operating Officer in January 2004 before his appointment to Chief Executive Officer in May 2004. Mr. Yarber served previously as Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C. from 2002 to 2003. With more than 17 years of banking experience, Mr. Yarber has particular strength in lending and credit management. His background includes leadership positions with Bank of America, including Southeast Credit Manager and Regional Executive for Business Banking and Professional/Executive Banking for Missouri and Illinois.

Index

Michael R. Moore serves as Executive Vice President and Chief Financial Officer for Capital Bank Corporation and Capital Bank. In this position, Mr. Moore is responsible for the financial activities of the Company, including investment portfolio management, analyst relations and strategic planning. Mr. Moore has over 27 years of banking experience and most recently served as Senior Vice President of Funds Management for Sky Financial Group Incorporated. Mr. Moore was responsible for balance sheet management at Sky Financial Group which included the investment portfolio, borrowed funds, margin management of all loan and deposit products, and ensuring adequate liquidity was available.

David C.  Morgan serves as Executive Vice President and Chief Banking Officer for Capital Bank Corporation and Capital Bank.  Mr. Morgan joined the Company in 2003 serving as the Company’s Triangle Regional President. Mr. Morgan has over 25 years of business lending expertise in executive level positions with a large Southeastern bank where he served the Granville, Wake, Durham, and Franklin County areas.  In his role as Chief Banking Officer, Mr. Morgan is responsible for compliance and commercial and retail banking statewide.

Mark J. Redmond serves as Executive Vice President and Chief Credit Officer for Capital Bank Corporation and Capital Bank. Mr. Redmond joined Capital Bank Corporation in 2005, previously having served as Senior Credit Officer at BB&T Corporation (“BB&T”) for three years, where he was responsible for credit administration for the western half of Kentucky, and as a Relationship Officer with BB&T’s Capital Markets Group for two years. Mr. Redmond has over 15 years of banking experience, concentrating in the commercial lending and credit areas. In his function as Chief Credit Officer, Mr. Redmond is responsible for credit quality, loan review, special assets, loan operations, and the credit department.

Website Access to Capital Bank Corporation’s Filings with the Securities and Exchange Commission

Since becoming an “accelerated filer,” all of the Company’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), have been made available at no cost on the Company’s web site, www.capitalbank-nc.com, as soon as reasonably practicable after the Company has filed such material with, or furnished it to, the SEC. The Company’s SEC filings are also available through the SEC’s web site at www.sec.gov. In addition, any reports the Company files with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

In addition to the other information provided in this Annual Report on Form 10-K, you should consider the following material risk factors carefully before deciding to invest in the Company’s securities. Additional risks and uncertainties not presently known to the Company, which the Company currently deems not material or which are similar to those faced by other companies in the Company’s industry or business in general, such as competitive conditions, may also impact the Company’s business operations. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well. References herein to “we,” “us” and “our” refer to Capital Bank Corporation, a company incorporated in North Carolina, and its consolidated subsidiaries, unless the context otherwise requires.

Changes in local economic conditions could lead to higher loan charge-offs and reduce our net income and growth.

Our business is subject to periodic fluctuations based on local economic conditions in Central and Western North Carolina.  These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.  Our operations are locally oriented and community-based.  Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve.  For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve.  Weakness in our market areas could depress our earnings and consequently our financial condition because:

•	customers may not want or need our products or services;
•	borrowers may not be able to repay their loans;
•	the value of the collateral securing loans to borrowers may decline; and
•	the quality of our loan portfolio may decline.

Index

Any of the latter three scenarios could require us to charge-off a higher percentage of loans and/or increase provisions for credit losses, which would reduce our net income.  For an analysis of our recent charge off experience, please refer to the “Assets” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Because the majority of our borrowers are individuals and businesses located and doing business in Wake, Granville, Lee, Chatham, Alamance, Guilford, Buncombe and Catawba Counties, North Carolina, our success will depend significantly upon the economic conditions in those and the surrounding counties.  Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers.  Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Weakness in the markets for residential or commercial real estate could reduce our net income and profitability.

Fiscal 2007 was highlighted by volatility in the financial markets associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  The volatility has been exacerbated by a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions.   Our financial results may be adversely affected by changes in real estate values.  Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments.  If poor economic conditions result in decreased demand for real estate loans, our net income and profits may decline.

The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development.  Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses.  In that event, our earnings could be adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability.  Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans.  The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans.  As of December 31, 2007, approximately 13.4% of our total loans were secured by real estate.  Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations.

Changes in interest rates may have an adverse effect on our profitability.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings.  The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect our earnings and financial condition.  We cannot predict with certainty or control changes in interest rates.  Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense.  We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.  However, changes in interest rates still may have an adverse effect on our profitability.

Index

We are exposed to risks in connection with the loans we make.

A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. Loan defaults result in a decrease in interest income and may require the establishment of or an increase in loan loss reserves. Furthermore, the decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted loan plus the legal costs incurred in pursuing our legal remedies.  No assurance can be given that recent market conditions will not result in our need to increase loan loss reserves or charge-off a higher percentage of loans, thereby reducing net income.

We compete with larger companies for business.

The banking and financial services business in our market areas continues to be a competitive field and is becoming more competitive as a result of:

•	changes in regulations;

•	changes in technology and product delivery systems; and

•	the accelerating pace of consolidation among financial services providers.

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which have substantially greater resources, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

Our trading volume has been low compared with larger banks.

The trading volume our common stock on the NASDAQ Global Select Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the NASDAQ Global Select Market or other consolidated reporting systems or stock exchanges. Thus, the market in our common stock may be limited in scope relative to other companies.

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

•	the payment of dividends to our shareholders;

•	possible mergers with or acquisitions of or by other institutions;

•	our desired investments;

•	loans and interest rates on loans;

•	interest rates paid on our deposits;

•	the possible expansion of our branch offices; and/or

•	our ability to provide securities or other services.

We are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements including those imposed by the SEC may adversely affect our ability to operate profitably.

There are potential risks associated with future acquisitions and expansions.

We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of our common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition. In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches may have expenses in excess of revenues for varying periods after opening, which could decrease our reported earnings.

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

Index

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

As described below, we have issued $30.9 million of subordinated debentures in connection with three trust preferred securities issuances by the Trusts. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach of the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases property located at 333 Fayetteville Street, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 58,772 square feet, of which approximately 55,585 square feet is for the Company’s principal offices and the remainder for the branch office. The Company owns 17 properties throughout North Carolina that are used as branch offices, which are located in Sanford (2), Cary (2), Siler City, Oxford, Burlington (4), Graham (2), Greensboro, Hickory, Mebane, Zebulon, and Raleigh. The Company’s operations center is located in one of the Burlington offices. The Company completed the consolidation of its statewide operations during the first quarter of 2006 and now processes data and bank items in house at the operations center. The Company leases 11 other properties throughout North Carolina that are used as branch offices and which are located in Raleigh (3), Sanford, Asheville (3), Cary, Pittsboro and Wake Forest and a mortgage office in Holly Springs, the lease has expired and the office will be vacated by March 31, 2008. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm’s length bargaining.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Capital Bank Corporation common stock are traded on the Nasdaq Global Select Market under the symbol “CBKN.” As of March 10, 2008, the Company had approximately 2,000 holders of record of its common stock. The following tables set forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company’s common stock.

2007	High	Low	Cash Dividends per Share Declared

First quarter	$18.25	$16.80	$0.08
Second quarter	17.94	16.36	0.08
Third quarter	17.25	12.70	0.08
Fourth quarter	15.25	10.28	0.08

Index

2006	High	Low	Cash Dividends per Share Declared

First quarter	$16.25	$15.01	$0.06
Second quarter	16.59	15.72	0.06
Third quarter	18.00	15.61	0.06
Fourth quarter	17.92	16.86	0.06

Dividend Policy. The Company’s shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company’s ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during fiscal year 2007, the Company declared and paid dividends totaling $0.32 per share (see chart above for declared quarterly dividends). The Company currently intends to pay approximately 20% to 30% of its annual net earnings to shareholders in the form of annual cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. On January 25, 2007, the Company’s Board of Directors approved a 33.3% increase in the regular quarterly cash dividend on its common stock to $0.08 from $0.06 per share, effective with the first quarter 2007 dividend payment. In 2007, the dividends were 47% of fully diluted earnings per share. The actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by the Company’s Board of Directors as well as the limitations discussed above.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases of Equity Securities. On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. On February 23, 2006, the Company’s Board of Directors authorized a program to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program was for a period of up to two years and superseded the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares, under which Company did not acquire any shares. As of December 31, 2007, there were an aggregate of 265,281 shares remaining authorized for future repurchases. For the year ended December 31, 2007, the Company repurchased a total of 303,148 shares at an aggregate cost of $4.5 million.

During the fourth quarter ended December 31, 2007, the Company purchased 93,566 shares of Company equity securities registered pursuant to Section 12 of the Exchange Act. The following table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2007 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

October 2007	51,202	$14.82	51,202	307,645
November 2007	35,898	$14.36	35,898	271,747
December 2007	6,466	$13.07	6,466	265,281

Index

Item 6.  Selected Financial Data

The following table sets forth selected financial information for the Company, including balance sheet data as of December 31, 2007 and 2006, and operational data for the years ended December 31, 2007, 2006 and 2005 that has been derived from, and is qualified by reference to, the consolidated financial statements and notes thereto included elsewhere in this report, which should be read in conjunction with such consolidated financial statements and notes thereto. The balance sheet data as of December 31, 2005, 2004 and 2003 and operational data for the years ended December 31, 2004 and 2003 are derived from consolidated financial statements and notes thereto not included herein. The comparability of financial data from 2005 and 2006 has been significantly impacted by the acquisition of 1st State Bancorp in January 2006.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
(Dollars in thousands)
Selected Balance Sheet Data
Cash and due from banks	$40,162	$45,852	$68,332	$23,007	$22,408
Federal funds sold and short-term investments	10	8,480	8,757	4	3,202
Securities	259,116	239,047	161,601	160,580	165,913
Gross loans	1,095,107	1,008,052	668,982	654,867	625,945
Allowance for loan losses	13,571	13,347	9,592	10,721	11,613
Total Assets	1,517,603	1,422,384	960,906	882,294	857,734
Deposits	1,098,698	1,055,209	698,480	654,976	629,619
Repurchase agreements	45,295	34,238	14,514	16,755	11,014
Borrowings	163,347	125,924	93,173	102,320	114,591
Shareholders’ equity	164,300	161,681	83,492	77,738	72,923

Summary of Operations
Interest income	$94,537	$86,952	$50,750	$42,391	$40,440
Interest expense	50,423	40,770	21,476	16,257	16,318
Net interest income	44,114	46,182	29,670	26,134	24,122
Provision (credit) for loan losses	3,606	531	(396)	1,038	8,247
Net interest income after provision for loan losses	40,508	45,651	29,670	25,096	15,875
Other operating income	8,906	9,333	6,731	6,905	10,322
Other operating expense	38,432	36,375	26,439	23,824	25,165
Pre-tax net income	10,982	18,609	9,963	8,177	1,032
Income tax expense	3,124	6,271	3,264	2,866	38
Net income	$7,858	$12,338	$6,699	$5,311	$994

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Per Share Data
Net income – basic	$0.69	$1.06	$.99	$.79	$.15
Net income – diluted	0.68	1.06	.97	.77	.15
Dividends	0.32	0.24	0.24	0.21	0.20
Book value	14.71	14.19	12.18	11.76	11.15
Number of common shares outstanding	11,169,777	11,393,990	6,852,156	6,612,787	6,541,495

Selected Ratios
Return on average assets	.54%	.91%	.74%	.60%	.11%
Return on average shareholders’ equity	4.78%	7.64%	8.32%	7.04%	1.34%
Dividend payout ratio	47%	23%	24%	26%	133%
Average shareholders’ equity to average total assets	11.32%	11.93%	8.87%	8.58%	8.55%
Net interest margin [1]	3.53%	3.94%	3.59%	3.28%	3.06%

1 On a tax equivalent basis

Index

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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward looking statements, including without limitation, the management of the Company’s growth, the risks associated with possible or completed acquisitions, the risks associated with the Bank’s loan portfolio, competition within the industry, dependence on key personnel, government regulation and the other risk factors described in Part I- Item 1A. Risk Factors.

Any forward looking statements contained in this Annual Report on Form 10-K are as of the date hereof, and the Company undertakes no duty to update them if views change later. These forward looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date hereof.

Overview. Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of December 31, 2007, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is also affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, fees generated from originating mortgage loans that are sold, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees, telecommunication and other non-interest expenses.

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

In January  2006, the Company acquired 1st State Bancorp, Inc. Based on a completed election, pro-ration and allocation procedure, each share of 1st State Bancorp common stock was automatically converted into either: (i) 2.434788 shares of the Company’s common stock, rounded to the nearest whole share; (ii) an amount equal to $27.86 in cash, plus 0.608697 shares of the Company’s common stock, rounded to the nearest whole share; or (iii) 1.684457 shares of the Company’s common stock, rounded to the nearest whole share, plus an amount equal to $11.4486 in cash.

Index

Executive Summary. As discussed in more detail below, the following is a brief summary of our significant results for the year ended December 31, 2007.

•
Net income for the year ended December 31, 2007 was $7.9 million compared to $12.3 million for the year ended December 31, 2006. Fully diluted earnings per share were $0.68 and $1.06 for the years ended December 31, 2007 and 2006, respectively. The decline in earnings is primarily attributed to a $2.1 million decrease in net interest income, a $3.1 million increase in the provision for loan losses, and $1.4 million in restructuring costs during the fourth quarter of 2007. The restructuring charges included $0.8 million for occupancy expense, $0.3 million for equipment expense and $0.3 million of salary and benefit expense.  Multiple factors contributed to the decline in profitability in 2007. The net interest margin declined to 3.53% in 2007 from 3.94% in 2006, causing a decrease in net interest income. As the prime rate fell 100 basis points during the year, market rates for short term retail deposits remained elevated due to liquidity concerns in the wholesale credit markets. While the Bank does not normally utilize funding in the wholesale credit markets, many larger national banks that are dependant on wholesale funding moved aggressively into the retail deposit market, keeping retail deposit rates from declining in line with loan rates.

•
As a result of a $2.8 million charge in the fourth quarter of 2007, plus other normal loan activity, the provision for loan losses increased $3.1 million for the year ended December 31, 2007 to $3.6 million compared to $0.5 million for the year ended December 31, 2006. Nonperforming assets at December 31, 2007 were 0.50% of total assets compared to 0.71% at September 30, 2007, and 0.42% at December 31, 2006. Past due loans as percent of total loans at the end of 2007 were 0.98% of total loans compared to 1.23% at September 30, 2007 and 1.11% at December 31, 2006.

•
Net interest income for the year ended December 31, 2007 decreased to $44.1 million, a 4.5% decrease from the $46.2 million for the year ended December 31, 2006. The Company’s net interest margin on a fully tax equivalent basis for the year ended December 31, 2007 decreased to 3.53%, 41 basis points lower than the year ended December 31, 2006. The decrease in net interest income is primarily due to the higher cost of funds, a 6.6% increase in average deposits and a 19.6% increase in average borrowings during the year ended December 31, 2007, partially offset by the 7.7% increase in average loans compared to the year ended December 31, 2006.

•
Noninterest income declined approximately $427 thousand compared to 2006 with two significant items accounting for the change. During 2006, the Bank realized a gain on the early extinguishment of debt in the amount of approximately $276 thousand. In addition, during 2006 the Bank realized a gain on the sale of investments of approximately $188 thousand, and during 2007, the Bank realized a loss on the sale of investments of approximately $49 thousand, leading to a decrease in gain on sale of securities income in 2007 of approximately $237 thousand compared to 2006.

•
The increase in noninterest expense of $2.1 million in 2007 over 2006 was impacted by a number of efforts to improve future efficiency. Occupancy expense increased $1.1 million, of which approximately $0.8 million was the result of increased lease expense and depreciation of leasehold improvements due to changes in the remaining economic life of certain leased facilities. The economic life changes reflect management’s plans to close or restructure the facilities. Furniture and equipment expense increased $0.5 million, of which approximately $0.3 million was an increase in equipment expense due to a review of existing computer equipment, which would have become obsolete prior to being fully depreciated. Salaries and employee benefits expenses increased $1.2 million, of which approximately $0.3 million was related to the retirement and replacement of the company’s Chief Financial Officer.

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

Index

The Company’s significant accounting policies are discussed below and in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•
Allowance for Loan Losses – The Company records an estimated allowance for loan losses based on known problem loans and estimated risk in the existing loan portfolio. The allowance calculation takes into account historical write-off trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

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

•
Goodwill – Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. Identified intangible assets are amortized on a straight-line basis. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. There were no goodwill impairment losses for the years ended December 31, 2007, 2006 and 2005.

•
Impairment of Long-Lived Assets – Long-lived assets, including identified intangible assets, are evaluated for impairment if events or circumstances indicate a possible impairment. Such evaluations are based on undiscounted cash flow projections. The disposal of long-lived assets is measured based on the lower of the book or fair value less the costs to sell.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

For the year ended December 31, 2007, the Company reported net income of $7.9 million, or $0.68 per diluted share, compared to net income of $12.3 million, or $1.06 per diluted share, for the year ended December 31, 2006. The decline in earnings is primarily attributed to a $2.1 million decrease in net interest income, a $3.1 million increase in the provision for loan losses, which included a $2.8 million write down in the fourth quarter, and $1.4 million in restructuring costs during the fourth quarter of 2007. The restructuring charges included $0.8 million for occupancy expense, $0.3 million for equipment expense and $0.3 million of salary and benefit expense.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income decreased $2.1 million, or 4.5%, from $46.2 million for the year ended December 31, 2006, to $44.1 million for the year ended December 31, 2007. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2007 were $1.3 billion, up 9.0% compared to $1.2 million for the year ended December 31, 2006. On a fully taxable equivalent (“TE”) basis, net interest spread was 3.04% and 3.55% for the years ended December 31, 2007 and 2006, respectively. The net interest margin on a fully TE basis decreased by 41 bps to 3.53% for the year ended December 31, 2007 from 3.94% for the year ended December 31, 2006. The yield on average interest-earning assets was 7.38% and 7.34% for the years ended December 31, 2007 and 2006, respectively, a change of 4 bps, while the interest rate on average interest-bearing liabilities for those periods was 4.34% and 3.79%, respectively, an increase of 55 bps.

Index

The decrease in the net interest margin is primarily due to the Company’s increased cost of funds. The FOMC made three downward adjustments in the Federal Open Market Committee’s (“FOMC”) benchmark federal funds rate; beginning with a 50 bp decrease on September 18, 2007, followed by a 25 bps decrease on each of October 31 and December 11. In 2006, there were four 25 bp increases in the FOMC’s benchmark federal funds rates during the first half of the year. On December 31, 2007, the benchmark federal funds rates had decreased to the 4.5% rate which was the same as the rate in January 2006. The Company’s balance sheet remains asset sensitive and, as a result, its interest-earning assets reprice faster than its interest-bearing liabilities. As time deposits mature and reprice, the margin could be negatively impacted based on pricing competition to retain these deposits. In January 2008, the FOMC reduced the benchmark rates twice, a total of 125 bps. In connection with its latest rate decrease, the FOMC pointed out that the country’s financial markets remain under considerable stress, and credit has tightened further. Moreover, the FOMC alerted to a deepening of the housing contraction as well as some softening in labor markets. The FOMC hopes that its actions will help to promote moderate growth over time and mitigate the risks to economic activity. However it reminded that the downside risks to growth remain. The FOMC expects to continue to assess the effects of financial and other developments on economic prospects and to act in a timely manner as needed to address those risks. With the concerns about recession and the uncertainty in the markets, the Company expects to continue experiencing margin compression throughout 2008. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC.

The Company experienced margin compression during the quarter ended December 31, 2007 compared to the quarter ended September 30, 2007, as the net interest margin, on a fully TE basis, decreased 19 bps to 3.38% for the quarter ended December 31, 2007 from 3.57% for the quarter ended September 30, 2007. The compression was primarily the result of increased costs of funds, which reflects the ongoing competitive pressures that have affected the Company’s rate and deposit mix as well as the continued impact of a flat long-term yield curve. The Company expects further net interest margin compression in the near term, but is taking steps to mitigate its exposure to interest rate volatility. In October 2006, the Company entered into a three year $100 million (notional) interest rate swap whereby the Company pays a variable rate based on prime and receives a fixed rate of 7.81%. This swap negatively impacted the Company’s net interest margin by 1 bp in the quarter ended December 31, 2007. The Company accounts for this swap as a cash flow hedge (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments).

Interest income increased 8.7% for the year ended December 31, 2007 to $94.5 million, from $87.0 million for the year ended December 31, 2006. This increase is primarily due to growth of interest-earning assets and higher yields on investments. The increase in interest-earning assets was primarily driven by the growth of the Bank’s loan portfolio, generating $5.9 million in additional interest income. The average balances of loans, which had yields of 7.88% for both years ended December 31, 2007 and 2006, respectively, increased from $967.1 million for the year ended December 31, 2006 to $1.0 billion for the year ended December 31, 2007. The average balance of investment securities increased from $199.9 million for the year ended December 31, 2006 to $246.7 million for the year ended December 31, 2007. The tax equivalent yield on investment securities increased from 5.09% for the year ended December 31, 2006 to 5.46% for the year ended December 31, 2007. This increase reflects new security purchases that provided higher yields as well as the effect of the tax-exempt municipal bonds. The average balances of federal funds and other short-term investments decreased from $33.6 million for the year ended December 31, 2006 to $20.4 million for the year ended December 31, 2007, and the average yield in this category increased 3 bps from 5.13% to 5.16% over the same time period as a result of the increase in short-term interest rates during the first eight months of 2007.

Interest expense increased 23.7% for the year ended December 31, 2007 to $50.4 million, from $40.8 million for the year ended December 31, 2006. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased 6.6% from $901.8 million for the year ended December 31, 2006 to $961.5 million for the year ended December 31, 2007, primarily due to the $64.5 million increase in interest bearing deposit accounts in 2007. The average rate paid on interest-bearing deposits increased 64 bps from 3.48% for the year ended December 31, 2006 to 4.13% for the year ended December 31, 2007, primarily in response to competition for deposits that has impacted the Company’s product pricing. The interest rate on time deposits, which comprise 54.9% of deposits as of December 31, 2007 and 54.8% of deposits as of December 31, 2006, increased during 2007 to 4.8% from 4.0% in 2006.

The average rate on borrowings increased from 4.95% for the year ended December 31, 2006 to 5.14% for the year ended December 31, 2007. This increase reflects the effects of rising interest rates on the Bank’s variable-rate borrowings and the effects of the Bank’s interest rate swap agreements, which converted portions of the Bank’s fixed-rate long-term debt to a variable rate. The swaps increased the Bank’s cost of borrowings by $0.5 million for the year ended December 31, 2007 compared to a $0.4 million increase in the cost of borrowings for the year ended December 31, 2006.

Index

Interest expense on subordinated debt remained relatively unchanged at $2.4 million while the average rate on subordinated debt decreased 10 bps from 7.76% to 7.66% for the years ended December 31, 2006 and December 31, 2007, respectively. The subordinated debt issues pay interest at varying spreads tied to London Interbank Offered Rate (“LIBOR”).

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

Index

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2007, 2006 and 2005
Tax Equivalent Basis 1
	2007			2006			2005
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: [2]
Commercial	$616,792	$47,646	7.72%	$593,102	$45,951	7.75%	$425,304	$28,039	6.59%
Construction	261,084	21,557	8.26	203,706	16,850	8.27	112,924	7,745	6.86
Consumer	40,579	3,459	8.52	23,604	2,205	9.34	21,936	1,771	8.07
Home equity lines	80,177	6,682	8.33	93,140	7,599	8.16	62,446	3,943	6.31
Mortgage [3]	43,227	2,722	6.30	53,563	3,575	6.67	25,369	1,549	6.11
Total loans	1,041,859	82,066	7.88	967,115	76,180	7.88	647,979	43,047	6.64
Investment securities [4]	246,736	13,475	5.46	199,917	10,185	5.09	161,368	7,555	4.68
Federal funds sold and other interest on short-term investments	20,417	1,053	5.16	33,566	1,723	5.13	24,013	802	3.34
Total interest earning assets	1,309,012	$96,594	7.38%	1,200,598	$88,088	7.34%	833,360	$51,404	6.17%
Cash and due from banks	27,740			32,202			23,690
Other assets	129,629			133,627			61,075
Allowance for loan losses	(13,307)			(13,890)			(10,234)
Total assets	$1,453,074			$1,352,537			$907,891

Liabilities and Equity
Savings deposits	$33,559	$194	0.58%	$39,849	$205	0.51%	$16,198	$82	0.51%
Interest-bearing demand deposits	359,373	12,165	3.38	294,896	8,749	2.97	200,017	3,788	1.89
Time deposits	568,604	27,341	4.81	567,094	22,470	3.96	390,140	11,707	3.00
Total interest-bearing deposits	961,536	39,700	4.13	901,839	31,424	3.48	606,355	15,577	2.57
Borrowed funds	134,590	6,920	5.14	112,550	5,574	4.95	100,751	4,192	4.16
Subordinated debt	30,930	2,370	7.66	31,341	2,432	7.76	21,264	1,314	6.18
Repurchase agreements	34,689	1,416	4.08	30,109	1,324	4.40	14,557	376	2.58
Total interest-bearing liabilities	1,161,745	$50,405	4.34%	1,075,839	$40,754	3.79%	742,927	$21,459	2.89%
Noninterest-bearing deposits	111,829			102,664			71,830
Other liabilities	14,940			12,637			12,592
Total liabilities	1,288,514			1,191,140			827,349
Shareholders’ equity	164,560			161,397			80,542
Total liabilities and shareholders’ equity	$1,453,074			$1,352,537			$907,891

Net interest spread [5]			3.04%			3.55%			3.28%
Tax equivalent adjustment		$2,057			$1,136			$655
Net interest income and net interest margin [6]		$46,188	3.53%		$47,334	3.94%		$29,945	3.59%

[1]	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 38%.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
[3]	Includes loans held for sale.
[4]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[5]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[6]	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans receivable	$(168)	$6,054	$5,886	$8,209	$24,924	$33,133
Investment securities	733	2,557	3,290	666	1,964	2,630
Federal funds sold	8	(678)	(670)	431	490	921
Total interest income	573	7,933	8,506	9,306	27,378	36,684
Interest expense:
Savings and interest-bearing demand deposits and other	1,258	2,147	3,405	2,147	2,937	5,084
Time deposits	4,798	73	4,871	3,752	7,011	10,763
Borrowed funds	213	1,133	1,346	798	584	1,382
Subordinated debt	(31)	(31)	(62)	336	782	1,118
Repurchase agreements and fed funds purchased	(95)	187	92	264	684	948
Total interest expense	6,144	3,507	9,651	7,297	11,998	19,295
(Decrease) increase in net interest income	$(5,571)	$4,426	$(1,146)	$2,099	$15,380	$17,389

[1]	The tax equivalent basis is computed using a blended federal and state rate of approximately 38%.

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year ended December 31, 2007, the provision for loan losses was $3.6 million compared to a $0.5 million for the year ended December 31, 2006, an increase of $3.1 million. As a result of the Bank’s quarterly review of all scheduled assets and other real estate owned conducted during the fourth quarter of 2007, Capital Bank decided to write-down approximately $2.8 million worth of non-performing assets, all of which were disclosed in prior quarters. As a result of the $2.8 million charge plus other normal loan activity, the provision increased $3.1 million compared to 2006. Nonperforming assets at December 31, 2007 were 0.50% of total assets compared to 0.71% at September 30, 2007, and 0.42% at December 31, 2006. Past due loans as percent of total loans at the end of 2007 were 0.98% of total loans compared to 1.23% at September 30, 2007 and 1.11% at December 31, 2006.

In the year ended December 31, 2006, the Bank revised its methodology for estimating the allowance for loan losses associated with certain commercial loans greater than $750,000. In prior periods, the Bank generally used standard percentage allocations based on the assigned risk rating of the commercial loan if the loan was risk rated below a “pass” credit. Commencing in the quarter ended June 30, 2007, the Bank  further revised its methodology, taking into greater consideration the Company’s historical loss experience, as well as several other factors, and utilizing a greater dispersion of risk rating classifications based on the collateral backing loans.

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

The amount of the allowance for loan losses is established based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. The allowance is regularly reviewed and adjusted, as necessary. The allowance for loan losses was $13.6 million and $13.3 million on December 31, 2007 and 2006, respectively, and represented approximately 1.24% and 1.32% of total loans outstanding on those respective dates. In 2006, in connection with the 1st State Bancorp transaction, the Company added 1st State Bank’s recorded allowance for loan losses, which totaled $7.7 million.

Index

The Company experienced $3.4 million in net loan charge-offs for the year ended December 31, 2007 compared to $4.5 million in net loan charge-offs for the year ended December 31, 2006. This decrease was primarily due to 2006 charge-offs of $3.2 million related to one 1st State Bank loan relationship that was fully reserved for by 1st State Bank as of December 31, 2005 and $1.2 million related to two Bank loan relationships for which the Bank had provided specific allocations.

Net loan charge-offs as a percent of average loan balances outstanding decreased from 0.46% for the year ended December 31, 2006 to 0.32% for the year ended December 31, 2007.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management’s assessment of the risks associated with the different types of lending activities.

Allowance for Loan Losses by Category 1

	As of December 31,
	2007			2006		2005		2004		2003
(Dollars in thousands)	Amount		% of Total Allowance	Amount	% of Total Allowance	Amount	% ofTotal Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial	$10,231		75%	$8,744	59%	$6,460	64%	$7,575	67%	$8,554	65%
Construction	1,812		13	3,276	25	2,039	20	1,847	16	1,450	13
Consumer	631		5	408	3	311	3	419	4	893	5
Home equity lines	419		3	669	8	557	10	580	9	506	9
Mortgage	478		4	250	5	225	3	300	4	210	8
	$13,571	[1]	100%	$13,347	100%	$9,592	100%	$10,721	100%	$11,613	100%

1 The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in other liabilities.

Index

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

Analysis of Allowance for Loan Losses
	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
(Dollars in thousands)
Average amount of loans outstanding, net of unearned income	$1,041,859	$967,115	$647,979	$650,121	$632,125
Amount of loans outstanding at year end, net of unearned income	1,095,107	1,008,052	668,982	654,867	625,945

Allowance for loan losses:
Balance at beginning of period	13,347	9,592	10,721	11,613	9,390
Adjustment for loans acquired	–	7,650	–	–	–
Loans charged off:
Commercial	2,007	4,819	283	1,252	5,434
Construction	578	–	186	138	197
Consumer	435	283	357	504	637
Home equity lines	514	55	150	1	5
Mortgage	1,718	102	173	340	613
Total charge-offs	5,252	5,259	1,149	2,235	6,886
Recoveries of loans previously charged off:
Commercial	51	665	299	411	748
Construction	412	58	18	–	49
Consumer	115	–	42	94	58
Home equity lines	121	31	3	4	–
Mortgage	1,171	23	1	107	7
Total recoveries	1,870	777	363	616	862
Net loans charged off	3,383	4,482	786	1,619	6,024
Provision (credit) for loan losses	3,606	587	(343)	1,038	8,247
Reclassification to other liabilities	–	–	–	(311)	–
Balance at December 31 [1]	$13,571	$13,347	$9,592	$10,721	$11,613

1 The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in other liabilities.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003

Ratio of net charge-offs to average loans outstanding during the year	0.32%	0.46%	0.12%	0.25%	0.95%

Allowance for loan losses as a percent of total loans	1.24%	1.32%	1.43%	1.64%	1.86%

There were $7.0 million loans classified as impaired as of December 31, 2007 compared to $6.0 as of December 31, 2006.

Index

The following table shows the total of the nonperforming assets in the Company’s portfolio as of December 31 in the years indicated.

	2007	2006	2005	2004	2003
(Dollars in thousands)
Loans contractually past due 90 days or more and/or on nonaccrual status: [1]
Nonaccrual loans – Commercial	$4,489	$2,783	$5,040	$3,964	$3,766
Nonaccrual loans – Construction	562	616	737	1,622	1,444
Nonaccrual loans – Consumer	28	50	176	312	258
Nonaccrual loans – Home equity lines	397	410	497	415	271
Nonaccrual loans – Mortgage	506	1,043	1,628	1,898	2,271
Total nonaccrual loans	5,982	4,902	8,078	8,211	8,010
Foreclosed properties	1,571	1,111 [2]	771	418	978
Total nonperforming assets	$7,553	$6,013	$8,849	$8,629	$8,988

Accruing loans which are contractually past due 90 days or more	$–	$–	$–	$–	$–

Nonperforming assets to:
Loans outstanding at end of year	0.69%	0.60%	1.32%	1.32%	1.44%
Total assets at end of year	0.50%	0.42%	0.92%	0.98%	1.05%
Allowance for loan losses as a percent of nonperforming assets	180%	272%	119%	131%	145%

[1]	Summary of Significant Accounting Policies for a discussion of the Company’s process for classifying loans on nonaccrual status.
[2]
Foreclosed properties exclude $739,000 related to one branch location that was held for sale as of December 31, 2006. See Part II – Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements Note 1.

As of December 31, 2007, nonaccrual loans included three unrelated credit relationships with an aggregate balance of $3.3 million. The majority of the Bank’s nonperforming loans are secured by real estate collateral, which management believes should mitigate our exposure to losses compared to those loans that are unsecured or collateralized with other types of assets. If the Bank’s nonaccrual loans had been current in accordance with their original terms, additional gross interest income of $0.6 million would have been recorded for the year ended December 31, 2007.

Noninterest Income. Noninterest income was $8.9 million and $9.3 million for years ended December 31, 2007 and 2006, respectively. Noninterest income declined approximately $427 thousand compared to 2006, primarily as the result of two significant items. During 2006, the Bank realized a gain on the early extinguishment of debt in the amount of approximately $276 thousand and realized a gain on the sale of investments of approximately $188 thousand. During 2007, the Bank realized a loss on the sale of investments of approximately $49 thousand, leading to a decrease in gain on sale of securities income in 2007 of approximately $237 thousand compared to 2006.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an attempt to improve productivity and operating performance. Noninterest expense increased 5.7% to $38.4 million for the year ended December 31, 2007 from $36.4 million for the year ended December 31, 2006. The increase in noninterest expense was impacted by a number of efforts to improve future efficiency. Occupancy expense increased $1.1 million, of which approximately $0.8 million was the result of increased lease expense and depreciation of leasehold improvements due to changes in the remaining economic life of certain leased facilities. The economic life changes reflect management’s plans to close or restructure the facilities. Furniture and equipment expense increased $0.5 million, of which approximately $0.3 million was an increase in equipment expense due to a review of existing computer equipment, which would have become obsolete prior to being fully depreciated. As of December 31, 2007 and 2006 there were 27 and 26 branches, respectively, and the average number of full-time equivalent (“FTE”) employees during 2007 and 2006 was 327 and 324, respectively.

Index

Salary and employee benefits expenses for the years ended December 31, 2007 and 2006 were $19.7 million and $18.5 million, respectively. Salaries and wages increased $1.1 million from $14.3 million in 2006 to $15.4 million in 2007.  The average FTEs increased by 3, however annual raises and a change in the composition of the workforce, such as the addition of experienced loan officers, resulted in higher wages. Commissions and bonus expenses decreased from $2.4 million in 2006 to $2.2 million in 2007, primarily due to lower bonuses for key personnel due to the Company’s decrease in earnings. Benefits increased $0.3 million in 2007 compared to 2006, primarily due to higher health insurance costs and higher 401(k) contributions. The Company incurred $186 thousand in severance expenses in 2007 compared to $71,000 in 2006, primarily related  to the retirement and replacement of the Company’s Chief Financial Officer, certain planned reductions in personnel, and the outsourcing of the Company’s mortgage processing function. Employee recruiting and relocations costs increased from $54 thousand in 2006 to $257 thousand in 2007 as a result of recruiting efforts for top performers in 2007 as well as the retirement and replacement of the Company’s Chief Financial Officer and relocating other key executives.  Capitalized loan origination expenses decreased the salary and benefit expense by $2.3 million in 2007 compared to $1.8 million in 2006, primarily as the result of the increase in loan originations and changes in the composition of and compensation to the Company’s loan personnel.

Occupancy expense increased $1.1 million, of which approximately $0.8 million was the result of increased lease expense and depreciation of leasehold improvements due to changes in the remaining economic life of certain leased facilities. The economic life changes reflect management’s plans to close or restructure the facilities.  Furniture and equipment expense increased $0.5 million to $2.9 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006, of which approximately $0.3 million was an increase in equipment expense due to a review of existing computer equipment, which would have become obsolete prior to being fully depreciated. Data processing and communications costs decreased from $1.8 million in 2006 to $1.6 million in 2007, primarily due to the savings of having data processing in-house and utilizing voice over IP, partially offset by the increase in data line expenses.  Advertising costs increased from $1.3 million in 2006 to $1.4 million in 2007, primarily due to marketing and advertising to attract new deposits.

Office expenses decreased $0.2 million to $1.4 million in 2007 from $1.6 million in 2006, primarily due to decreases in postage and printing from the new Smart Checking product, which requires online statement retrieval, lower courier expenses, and decreased expenses for office supplies.  Business development and travel was stable from year to year at $1.2 million.  Professional fees increased $0.3 million in 2007 to $1.3 million from $1.0 million in 2006.  The Company incurred additional audit and legal expenses in 2007, while consulting fees were decreased in the same period. Deposit premium amortization decreased from $1.4 million in 2006 to $1.2 million in 2007, as the result of the aging of the deposit premiums paid.

Miscellaneous loan handling costs increased $0.1 million in 2007 to $0.7 million from $0.6 million in 2006 due to the increased loan volume in 2007 and legal fees associated with collecting efforts for past due loans. Directors and advisory board fees decreased from $1.3 million in 2006 to $0.4 million in 2007, primarily due to the decrease in share value from $17.33 per share at December 31, 2006 to $10.55 per share at December 31, 2007, reducing share-based compensation costs associated with the directors’ deferred compensation plan by $0.5 million in 2007.  Other insurance increased $0.1 million in 2007 to $0.4 million from $0.3 million in 2006.

Other expenses, which are comprised of supervisory and shareholder expenses and miscellaneous non-loan related operations losses, were stable at $1.2 million for the years ended December 31, 2006 and December 31, 2007.

Provision for Income Taxes. The Company recorded an income tax expense of $3.1 million for the year ended December 31, 2007 compared to $6.3 million for the year ended December 31, 2006. The decrease in income tax expense is primarily due to the change in pretax income which decreased from $18.6 million for the year ended December 31, 2006 to $11.0 million for the year ended December 31, 2007. The overall effective rate decreased from 33.7% in 2006 to 28.4% in 2007. The change in the effective tax rate primarily reflects a $1.7 million increase in tax exempt income from the Company’s investments in municipal bonds for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Index

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

Net Interest Income. Net interest income increased $16.9 million, or 57.8%, from $29.3 million for the year ended December 31, 2005, to $46.2 million for the year ended December 31, 2006. The net interest margin on a fully TE basis increased by 35 bps to 3.94% for the year ended December 31, 2006 from 3.59% for the year ended December 31, 2005. The earned yield on average interest-earnings assets was 7.34% and 6.17% for the years ended December 31, 2006 and 2005, respectively, a change of 117 bps, while the interest rate on average interest-bearing liabilities for those periods was 3.79% and 2.89%, respectively, a change of 90 bps.

The increase in the net interest margin is primarily due to increases in the benchmark federal funds rates as determined by the FOMC. During 2006, the FOMC made four 25 bps upward adjustments in the FOMC’s benchmark federal funds rate, with the last adjustment being made near the end of June 2006. The Company’s balance sheet remains asset sensitive and, as a result, its interest-earning assets reprice faster than its interest-bearing liabilities. As time deposits mature and reprice, the margin could be negatively impacted based on pricing competition to retain these deposits. The Company cannot be certain of the direction of the benchmark federal funds rates as set by the FOMC.

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

Interest income increased 71.3% for the year ended December 31, 2006 to $87.0 million from $50.7 million for the year ended December 31, 2005. This increase was primarily due to growth of interest-earning assets and higher asset yields. The increase in interest-earning assets was primarily driven by the growth of the Bank’s loan portfolio, which reflects the loan portfolio acquired in the 1st State Bancorp transaction, as well as organic net growth. The average loan portfolio as a percentage of earning assets was 80.6% for the year ended December 31, 2006, up 2.8% from the year ended December 31, 2005. The average balances of loans, which had yields of 7.88% and 6.64% for the years ended December 31, 2006 and 2005, respectively, increased from $648.0 million for the year ended December 31, 2005 to $967.1 million for the year ended December 31, 2006. The average balance of investment securities increased from $161.4 million for the year ended December 31, 2005 to $199.9 million for the year ended December 31, 2006. The tax equivalent yield on investment securities increased from 4.68% for the year ended December 31, 2005 to 5.09% for the year ended December 31, 2006. This increase reflects new security purchases that provided higher yields in response to the increasing interest rate environment. The average balances of federal funds and other short-term investments increased from $24.0 million for the year ended December 31, 2005 to $33.6 million for the year ended December 31, 2006, and the average yield in this category increased 179 bps from 3.34% to 5.13% over the same time period as a result of the increase in short-term interest rates.

Interest expense increased 89.8% for the year ended December 31, 2006 to $40.8 million from $21.5 million for the year ended December 31, 2005. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $606.4 million for the year ended December 31, 2005 to $901.8 million for the year ended December 31, 2006, primarily due to the deposit accounts acquired in the 1st State Bancorp transaction, as well as the addition of new deposit accounts in 2006. The average rate paid on interest-bearing deposits increased 91 bps from 2.57% for the year ended December 31, 2005 to 3.48% for the year ended December 31, 2006 in response to the rising interest-rate environment and the corresponding impact on the Company’s product crediting rates.

Index

The average rate on borrowings increased from 4.16% for the year ended December 31, 2005 to 4.95% for the year ended December 31, 2006. This increase reflects the effects of rising interest rates on the Bank’s variable-rate borrowings and the effects of the Bank’s interest rate swap agreements, which converted portions of the Bank’s fixed-rate long-term debt to a variable rate. The swaps increased the Bank’s cost of borrowings by $428,000 for the year ended December 31, 2006 compared to a $21,000 decrease in the cost of borrowings for the year ended December 31, 2005. Interest expense on subordinated debt associated with the Company’s three trust preferred securities offerings increased from $1.3 million for the year ended December 31, 2005 to $2.4 million for the year ended December 31, 2006. The average outstanding balance of subordinated debt increased from $21.2 million in 2005 to $31.3 million in 2006, as the Company completed the third $10.0 million trust preferred security offering in late December 2005. The average rate on subordinated debt increased 158 bps from 6.18% for the year ended December 31, 2005 to 7.76% for the year ended December 31, 2006 as a result of changes to the 90-day LIBOR, which increased from 4.53% at the end of December 31, 2005 to 5.36% as of December 31, 2006. The subordinated debt issues pay interest at varying spreads to LIBOR.

Provision for Loan Losses. The provision for loan losses increased $0.9 million for the year ended December 31, 2006 to $0.6 million from a credit for loan losses for the year ended December 31, 2005 of $0.3 million.  The increase was a result of the overall growth in the loan portfolio in 2006, combined with methodology changes in both 2006 and 2005, as explained in further detail below.

Noninterest Income. Noninterest income was $9.3 million and $6.7 million for years ended December 31, 2006 and 2005, respectively, an increase in 2006 of $2.6 million. The increase in noninterest income is primarily due to a higher volume of transaction accounts, including those acquired in the 1st State Bancorp transaction, which resulted in a $1.0 million increase in service charges and other fees for the year ended December 31, 2006 compared to the year ended December 31, 2005. Mortgage fees and revenues increased by $0.4 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily due to higher period-over-period loan production and more favorable pricing on loans sold. Bank-owned life insurance (“BOLI”) income increased $0.2 million in 2006 compared to 2005, primarily due to additional BOLI purchases made in mid-year 2005 and a $35,000 mortality gain. Other noninterest income increased $0.2 million in 2006 compared to 2005, primarily due to $0.2 million in distributions from two limited partnership investments, and a $0.3 million increase in brokerage income, primarily due to higher investment product sales offset by a $0.3 million gain realized on the sale of a real estate parcel in 2005. For the year ended December 31, 2006, the Company realized $188,000 in net gains from the sale of investment securities compared to $7,000 in net gains for the year ended December 31, 2005 and recognized a $276,000 gain on the early extinguishment of debt associated with a callable FHLB advance for the year ended December 31, 2006.

Noninterest Expense. Noninterest expense increased 37.6% to $36.4 million for the year ended December 31, 2006 from $26.4 million for the year ended December 31, 2005. As of December 31, 2006 and 2005 there were 26 and 21 branches, respectively, including four new branches acquired in the 1st State Bancorp transaction, and the average number of FTE employees during 2006 and 2005 was 324 and 243, respectively.

Salary and employee benefits expense for the years ended December 31, 2006 and 2005 were $18.5 million and $13.9 million, respectively. The increase in salary and employee benefits is primarily due to an increase of 64 FTE employees since December 31, 2005, which includes 59 FTE employees acquired in the 1st State Bancorp transaction, the addition of employees to keep pace with the Company’s expected growth, and annual salary increases. Commission expense increased from $0.9 million in 2005 to $1.1 million in 2006, primarily due to an increase in mortgage and brokerage product sales. Incentive compensation increased by $114,000 from $1.2 million in 2005 to $1.3 million in 2006, primarily due to retention bonuses paid to key personnel. Benefits increased $775,000 in 2006 compared to 2005, primarily due to higher payroll-related taxes, increased health insurance costs and higher 401(k) contributions as a result of a lower level of forfeiture allocations available to offset the employer’s matching contribution in 2006. The Company incurred $71,000 in severance expenses in 2006 related to certain executive and senior officers who separated from the Company compared to $243,000 in 2005. Employee recruiting and relocations costs decreased from $203,000 in 2005 to $54,000 in 2006 as a result of fewer senior management changes in 2006.

Occupancy expense increased from $2.6 million for the year ended December 31, 2005 to $3.7 million for the year ended December 31, 2006. The increase was primarily due to a $0.5 million increase in rental expense associated with the Company’s new headquarters, a $0.4 million increase in building operating costs and depreciation associated with the addition of new branches from the 1st State Bancorp transaction and the new operations center, and $0.1 million in relocation costs associated with the headquarters relocation.

Index

Furniture and equipment expense increased from $1.5 million for the year ended December 31, 2005 to $2.3 million for the year ended December 31, 2006, primarily from a $0.2 million increase in equipment maintenance expenses from the addition of new branches and a $0.5 million increase in depreciation/amortization due primarily to computer equipment and software purchased for the Bank’s new operations center. Data processing and telecommunications costs decreased from $1.9 million in 2005 to $1.8 million in 2006, primarily due to cost savings associated with the Bank’s in-house operations center, partially offset by increased data line and telephony expenses. Advertising costs increased from $1.1 million in 2005 to $1.3 million in 2006, primarily due to the marketing campaigns associated with the introduction of Smart Checking and the opening of the Company’s new headquarters.

Office expenses increased $0.6 million in 2006 to $1.6 million from $1.0 million in 2005, primarily driven by the cost of supplies and printing for in-house data operations, as well as by the cost of providing checks to new customers, including those acquired through the 1st State Bancorp transaction.  Business development and travel costs increased $0.5 million in 2006 from 2005, primarily due to the increased size of the Company as a result of the 1st State Bancorp transaction and related integration. Professional fees increased from $0.8 million in 2005 to $1.0 million in 2006, primarily due to higher legal and consulting fees, including $195,000 in consulting fees associated with the system integration of 1st State Bank. Deposit premium amortization increased from $212,000 in 2005 to $1.4 million in 2006, primarily due to the deposit premium intangible associated with the 1st State Bancorp transaction, which was valued at $5.3 million as of the closing date and is being amortized over eight years. Miscellaneous loan costs increased $0.1 million in 2006 to $0.6 million from $0.5 million in 2005 due to the organic loan growth experienced in 2006. Directors and advisory board fees increased from $1.1 million in 2005 to $1.3 million in 2006, primarily due to the addition of four new directors and $0.2 million in share-based compensation costs associated with the directors’ deferred compensation plan.

Other insurance expense increased $0.1 million in 2007 to $0.3 million due to the increased enterprise size and number of properties insured. Other expenses increased from $0.8 million for the year ended December 31, 2005 to $1.2 million for the year ended December 31, 2006, primarily due to increased operational losses and increased correspondent banking fees.

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

Financial Condition

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s assets and liabilities during 2007 and 2006 reflect the assets and liabilities acquired in the 1st State Bancorp transaction and growth as a result of internal business development activities.

Total assets increased from $1.4 billion as of December 31, 2006 to $1.5 billion as of December 31, 2007. The largest components of asset growth were in loans and investment securities, which increased by $87.1 million and $20.1 million, respectively, from December 31, 2006 to December 31, 2007. Total liabilities increased from $1.3 billion as of December 31, 2006 to $1.4 billion as of December 31, 2007, with deposit growth of $43.5 million representing the largest component, and borrowings which increased $37.4 million for the respective periods.

Total consolidated shareholders’ equity increased from $161.7 million as of December 31, 2006 to $164.3 million as of December 31, 2007. For the year ended December 31, 2007, the Company repurchased 303,148 shares of its common stock at an aggregate cost of $4.5 million (see Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information on the Company’s share repurchases). For the year ended December 31, 2007, retained earnings increased $4.2 million comprised of $7.9 million of net income less dividends declared of $3.6 million. Accumulated other comprehensive income (loss), which represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the derivative cash flow hedge, net of tax, was $0.1 million, an increase of $1.7 million from the net unrealized loss of $1.6 million for the year ended December 31, 2006.

Index

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, federal funds sold and short-term investments, decreased $14.2 million from $54.3 million as of December 31, 2006 to $40.2 million as of December 31, 2007. Cash was utilized primarily to fund the $87.1 million increase in loans net of unearned fee income and deferred costs, and the $20.1 million net increase in investments, which were also funded by a net increase of $92.0 million in deposits, repurchase agreements, and borrowings.

Loan Portfolio. Total loans were $1.1 billion and $1.0 billion as of December 31, 2007 and 2006, respectively. This increase reflects net organic loan growth in 2007. As of December 31, 2007, commercial loans, construction, consumer loans, home equity lines and mortgage loans were $640.3 million, $301.5 million, $12.9 million, $79.9 million, and $60.7 million, respectively. As of December 31, 2006, commercial loans, construction, consumer loans, home equity lines and mortgage loans were $593.7 million, $250.3 million, $30.8 million, $83.2 million, and $50.0 million, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses with revenues up to $25 million. A significant portion of the loan portfolio is related to real estate. As such, there is a concentration of loans where the primary or alternative source of repayment may be dependent on the sale of real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets, could impair the value of collateral and/or our ability to sell such collateral (see Part I – Item 1A. Risk Factors for more information on the risks inherent in a loan portfolio that is dependent on real estate.) The Company has implemented policies and procedures to help mitigate this concentration risk and track the performance of the loans. The following table reflects the maturities of the commercial loan portfolio, and the mix of commercial and construction loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes as of December 31, 2007 and 2006.

	2007	2006
(Dollars in thousands)
Commercial loans:
Due within one year	$257,318	$200,125
Due one through five years	290,838	311,580
Due after five years	92,156	77,215
	$640,312	$588,920
Commercial loans due after one year:
Fixed rate	$275,913	$218,726
Variable rate	107,081	170,069
	$382,994	$388,795
Construction loans:
Due within one year	$235,650	$137,402
Due one through five years	60,736	86,263
Due after five years	5,079	25,195
	$301,465	$248,860
Construction loans due after one year:
Fixed rate	$14,993	$50,145
Variable rate	50,822	61,313
	$65,815	$111,458

The Company’s primary business activity is with customers located in the Research Triangle area (Raleigh, Durham, and Chapel Hill) and its surrounding communities, the Alamance County area (Burlington, Graham and Mebane), and the Interstate 40 corridor between Asheville and Hickory. The economic trends of the areas in North Carolina served by the Company are influenced by the significant industries within these regions. The ultimate collectability of the Company’s loan portfolio is susceptible to changes in the market conditions of these geographic regions (see Part I – Item 1A. Risk Factors for more information on the risks inherent in dependence on the economic conditions of certain market areas.)

Index

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

Management charged off loans totaling $3.4 million and $4.5 million, net of recoveries, as uncollectible during 2007 and 2006, respectively. Charge-offs in 2006 include $3.2 million related to one 1st State Bank loan relationship that was fully reserved for by 1st State Bank as of December 31, 2005. As of December 31, 2007 and 2006, the allowance for loan losses as a percentage of total loans was 1.24% and 1.32%, respectively. Management believes the allowance for loan losses of $13.6 million as of December 31, 2007 provides adequate coverage of the losses estimated to be inherent in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized mortgage obligations (“CMOs”) and municipal bonds, which have been segregated into one of two categories: available for sale or held to maturity. The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth while the held-to-maturity classification protects the balance sheet against market value fluctuations in a rising rate environment. The Company has the intent and the ability to hold held-to-maturity securities until their maturity or prepayment. Securities available for sale are carried at their fair value, and the mark-to-market adjustment was $1.7 million in net unrealized losses as of December 31, 2007. After considering applicable tax benefits, the mark-to-market adjustment decreased total shareholders’ equity by $1.0 million. Future fluctuations in shareholders’ equity will occur due to changes in the fair values of available-for-sale securities.

On December 31, 2007 and 2006, the recorded value of investments totaled $259.1 million and $239.0 million, respectively. As of December 31, 2007 and 2006, $249.1 million and $228.2 million, respectively, of these securities were classified as available for sale and recorded at fair value, and $10.0 million and $10.8 million, respectively, were classified as held to maturity and recorded at amortized cost. Available-for-sale securities includes (i) Federal Home Loan Bank (“FHLB”) stock with a fair value of $7.3 million and $7.9 million as of December 31, 2007 and 2006, respectively, and (ii) The Bankers’ Bank of Atlanta (“TBB”) stock of $0.3 million and $0 as of December 31, 2007 and 2006, respectively. Factors affecting the growth of the investment securities portfolio include loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities portfolio at the dates indicated.

	As of December 31,
	2007	2006	2005
(Dollars in thousands)
Available for Sale
U.S. agency securities	$35,048	$71,980	$50,917
Municipal bonds and other	90,018	76,694	25,144
Mortgage-backed securities	124,028	71,638	67,178
Total	$249,094	$220,312	$143,239

Held to Maturity
U.S. agency securities	$3,999	$3,997	$4,590
Municipal bonds and other	300	300	300
Mortgage-backed securities	5,723	6,536	7,444
Total	$10,022	$10,833	$12,334

Index

The following table reflects the debt securities by contractual maturities as of December 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Carrying Value	Average Yield	Carrying Value	Average Yield
U.S. agency securities [1]
Within one year	$3,507	5.25%	$2,000	4.01%
After one but within five years	2,000	5.82	1,999	4.32
After five years but within 10 years	16,754	6.12	–	–
After ten years	12,787	5.13	–	–
Total U.S. agency securities	35,048	5.65%	3,999	4.17%

Municipal bonds and other [1]
Within one year	–	–	–	–
After one but within five years	809	6.00%	300	4.00%
After five years but within 10 years	8,507	5.77	–	–
After ten years	80,702	5.75	–	–
Total municipal bonds and other	90,018	5.76%	300	4.00%

Mortgage-backed securities
Within one year	–	–	–	–
After one but within five years	2,932	4.06%	–	–
After five years but within 10 years	3,646	4.74	–	–
After ten years	117,450	3.92	5,723	4.72%
Total mortgage-backed securities	$124,028	3.95%	$5,723	4.72%

[1]	Municipal bonds and agency securities shown at tax equivalent yield.

Deposits. Total deposits increased from $1.06 billion as of December 31, 2006 to $1.10 billion as of December 31, 2007. Of these amounts, $114.8 million and $120.9 million were in the form of noninterest-bearing demand deposits as of December 31, 2007 and 2006, respectively, and $983.9 million and $934.3 million were in the form of interest-bearing deposits as of December 31, 2007 and 2006, respectively. Balances in time deposit of $100,000 and greater were $232.2 million and $217.5 million as of December 31, 2007 and 2006, respectively. Brokered deposits, which are included in time deposits of $100,000 or less, increased from $2.8 million as of December 31, 2006 to $50.9 million as of December 31, 2007.  The increase in brokered deposits was used to fund investments and loans, and to offset the planned burn-off of longer term certificates of deposit. The average interest rate on time deposits of $100,000 or greater was 4.87% as of both December 31, 2007 and 2006.

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2007:

	Amount	Average Rate
(Dollars in thousands)
Maturity
Three months or less	$91,286	4.91%
Over three months to six months	80,719	4.94
Over six months to twelve months	49,240	4.74
Over twelve months	10,999	4.61
	$232,244	4.87%

Index

Debt. As of December 31, 2007 and 2006, the Company’s outstanding advances net of the interest rate swap (see Item 8. Financial Statements and Supplemental Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments) with the FHLB were $103.3 million and $115.9 million, respectively. During the year ended December 31, 2007, the maximum outstanding advances were $155.3 million. The Company had average outstanding FHLB advances of $110.5 million and $111.0 million with effective costs of borrowing of 5.57% and 5.04% as of December 31, 2007 and 2006, respectively. As of December 31, 2007, approximately $93.3 million are fixed rate advances, and $10.0 million are variable rate advances, including $23.3 million of long-term advances for which the fixed interest rate has been converted to a variable rate through interest rate swaps discussed below. As of December 31, 2007, the Company has $60.0 million of borrowings in structured repurchase agreements, which have an average fixed interest rate of 4.3% through maturity. The Company has $30.9 million of subordinated debentures outstanding as of December 31, 2007 and 2006. The subordinated debt issues pay interest at varying spreads to LIBOR, and the effective interest rate was 7.66% and 7.76% for the years ended December 31, 2007 and 2006, respectively.

Capital Resources. Total shareholders’ equity as of December 31, 2007 and 2006, including unrealized gains and/or losses net of taxes on available-for-sale securities and the cash flow hedge, was $164.3 million and $161.7 million, respectively. As of December 31, 2007, the combined net gain from unrealized gains and/or losses net of taxes on available-for-sale securities and the cash flow hedge was $0.2 million, and as of December 31, 2006, the combined net loss was $1.7 million. The Company rewarded its shareholders with cash dividends of $0.32 and $0.24 per share for the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company had a leverage ratio of 9.10%, a Tier 1 capital ratio of 10.19%, and a risk-based capital ratio of 11.28%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 14. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

The Company’s Board of Directors has authorized the repurchase of up to 1 million shares of the Company’s common stock through public or private transactions (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information on the Company’s share repurchases).

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

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. As of December 31, 2007, the Company met all of its liquidity requirements.

The Company had $40.2 million in its most-liquid assets, cash and cash equivalents as of December 31, 2007. The Company’s principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $866.5 million, or 57.1%, of total assets as of December 31, 2007. As of December 31, 2006, core deposits and equity capital totaled $996.6 million, or 70.1%, of total assets.

The Company’s liquidity can best be demonstrated by an analysis of its cash flows. Operating activities also provided $21.8 million of liquidity for the year ended December 31, 2007, compared to $23.1 million for the year ended December 31, 2006. The principal elements of operating activities are net income, increased for significant noncash expenses for the provision for loan losses, depreciation and amortization. In 2007, the Company used a net increase in deposits, borrowings and repurchase agreements of $43.5 million, $37.4 million and $11.1 million, respectively, to fund $87.1 million in net new loan growth and $20.1 million net purchases of investment securities.

Index

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2007, the Company had $80.6 million of investment securities that mature in the next 12 months, although the mortgage-backed securities will have principal reductions, and agency securities may be called by the issuer. During 2007, the Company purchased $110.5 million of investment securities, repayments on mortgage-backed securities were $9.6 million, and $81.9 million of investment securities were sold or called.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB system. As of December 31, 2007, the Bank had a maximum borrowing capacity of $168.1 million through the FHLB of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of FHLB stock owned by the borrowing bank.

As of December 31, 2007, the Bank owned $7.3 million worth of FHLB stock or 6.9% percent of its outstanding advances of $105.0 million. Borrowings are collateralized by a blanket lien by the FHLB on the Bank’s qualifying assets.

The Company also has liquidity from other sources such as federal funds lines, repurchased agreement lines and brokered CDs. These liquidity sources require collateral in the case of repurchase agreements but are generally unsecured or easily utilized by the Company.

The following tables reflect expected maturities of contractual obligations and expected expirations of ongoing commitments that affect the Company’s liquidity as of December 31, 2007:

	Payments Due by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Contractual Obligations
Borrowings	$33,006	$55,341	$5,000	$70,000	$163,347
Subordinated debentures	–	–	–	30,930	30,930
Operating leases	2,469	4,507	3,475	5,624	16,075
	$35,475	$59,848	$8,475	$106,554	$210,352

	Amount of Commitment Expiration by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Commercial Commitments
Commercial letters of credit	$7,435	$245	$17	$–	$7,697
Other commercial loan commitments	111,779	47,647	16,049	1,736	177,211
	$119,214	$47,892	$16,066	$1,736	$184,908

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

Index

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

The Bank uses financial instruments, commonly known as derivatives, to manage various financial risks. The derivatives used presently by the Bank consist of interest rate swaps. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Bank uses derivatives to hedge its interest-bearing assets and liabilities. These hedges resulted in a net decrease in net interest expense of $0.5 million in 2007 and $0.4 million in 2006.  The Bank uses interest rates swaps to convert a portion of its variable rate loan portfolio to a fixed rate.  The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates.  These swaps resulted in a net decrease in commercial loan interest income of $0.3 million in 2007 and $0.1 million in 2006.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2007, the Bank had derivative financial instruments outstanding with notional amounts totaling $125.0 million. These interest rate swaps are comprised of a $100 million (notional) interest rate swap, accounted for as a cash flow hedge and a $25 million (notional) interest rate swap, accounted for as fair value hedge (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments for additional information).

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

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2007 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

Index

The table below measures the impact on net interest income of both a gradual and immediate 200 basis points change in interest rates over the 12 months following the interest rate change. Actual results could differ from these estimates.

December 31, 2007	Estimated Percent Change in Net Interest Income (over 12 months following the change)

Basis point change:
+ 200 gradual	3.9%
+ 200 immediate	1.3%
No rate change
– 200 gradual	2.4%
– 200 immediate	8.1%

Economic Value of Equity

As of	December 31, 2007	December 31, 2006

Basis point change:
+ 200 immediate	-13.2%	-10.0%
– 200 immediate	6.0%	4.4%

Cumulative Rate Sensitive Assets to Rate Sensitive Liabilities (Gap Ratio)

As of	December 31, 2007	December 31, 2006

1 year	1.0	1.0

Index

Item 8.  Financial Statements and Supplementary Data

CAPITAL BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
(Dollars in thousands except share data)
Assets
Cash and due from banks:
Interest earning	$7,815	$12,348
Noninterest earning	32,347	33,504
Federal funds sold and short term investments	10	8,480
Total cash and cash equivalents	40,172	54,332
Investment securities – available for sale, at fair value (Notes 4 and 5)	249,094	228,214
Investment securities – held to maturity, at amortized cost (Note 4)	10,022	10,833
Loans – net of unearned income and deferred fees (Note 6)	1,095,107	1,008,052
Allowance for loan losses (Note 6)	(13,571)	(13,347)
Net loans	1,081,536	994,705
Premises and equipment, net (Note 7)	23,863	23,125
Bank owned life insurance	21,589	20,662
Goodwill and deposit premium, net (Note 3)	63,345	64,543
Deferred income tax (Note 12)	5,829	6,150
Accrued interest receivable	7,789	7,328
Other assets	14,364	12,492
Total assets	$1,517,603	$1,422,384

Liabilities
Deposits: (Note 8)
Demand, noninterest bearing	$114,780	$120,945
Savings and interest bearing checking	151,698	144,741
Money market deposit accounts	229,560	221,502
Time deposits less than $100,000	370,416	350,483
Time deposits $100,000 and greater	232,244	217,538
Total deposits	1,098,698	1,055,209
Repurchase agreements and federal funds purchased (Note 9)	45,295	34,238
Borrowings (Note 9)	163,347	125,924
Subordinated debentures (Note 11)	30,930	30,930
Other liabilities	15,033	14,402
Total liabilities	1,353,303	1,260,703

Commitments and contingencies	–	–

Shareholders’ Equity
Common stock, no par value; 20,000,000 authorized; 11,169,777 and 11,393,990 issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	136,154	139,484
Retained earnings	27,985	23,754
Accumulated other comprehensive income (loss)	161	(1,557)
Total shareholders’ equity	164,300	161,681
Total liabilities and shareholders’ equity	$1,517,603	$1,422,384

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
(Dollars in thousands except per share data)
Interest income:
Loans and loan fees	$82,066	$76,180	$43,047
Investment securities:
Taxable interest income	7,731	7,167	5,615
Tax-exempt interest income	3,237	1,568	1,127
Dividends	451	439	263
Federal funds and other interest income	1,052	1,598	698
Total interest income	94,537	86,952	50,750
Interest expense:
Deposits	40,993	31,620	16,021
Borrowings and repurchase agreements	9,430	9,150	5,455
Total interest expense	50,423	40,770	21,476
Net interest income	44,114	46,182	29,274
Provision (credit) for loan losses	3,606	531	(396)
Net interest income after provision for loan losses	40,508	45,651	29,670
Noninterest income:
Service charges and other fees	3,267	3,337	2,559
Mortgage fees and revenues	2,547	2,550	2,190
Brokerage fees	601	537	216
Interchange income and ATM fees	985	732	439
Net (loss) gain on sale of securities	(49)	188	7
Bank-owned life insurance	841	832	661
Gain on early extinguishment of debt	–	276	–
Other	714	881	660
Total noninterest income	8,906	9,333	6,732
Noninterest expense:
Salaries and employee benefits	19,674	18,466	13,912
Occupancy	4,897	3,748	2,607
Furniture and equipment	2,859	2,342	1,468
Data processing and telecommunications	1,637	1,774	1,855
Advertising	1,442	1,342	1,058
Office expenses	1,389	1,617	1,049
Professional fees	1,289	1,043	844
Business development and travel	1,217	1,219	704
Amortization of deposit premiums	1,198	1,370	212
Miscellaneous loan handling costs	743	649	544
Directors fees	424	1,264	1,138
Other insurance	435	316	208
Other	1,228	1,225	840
Total noninterest expense	38,432	36,375	26,439
Net income before tax expense	10,982	18,609	9,963
Income tax expense	3,124	6,271	3,264
Net income	$7,858	$12,338	$6,699

Earnings per share – basic	$0.69	$1.06	$0.99
Earnings per share – diluted	$0.68	$1.06	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)
Balance at January 1, 2005	6,612,787	$68,341	$305	$9,092	$77,738

Repurchase of outstanding common stock	(50,000)	(892)	–	–	(892)
Issuance of common stock for services	115,866	1,401	–	–	1,401
Issuance of common stock for options exercised	173,503	1,640	–	–	1,640
Noncash compensation	–	495	–	–	495
Net income	–	–	–	6,699	6,699
Unrealized loss on securities, net of deferred tax benefit of $1,241	–	–	(1,977)	–	(1,977)
Comprehensive income					4,722
Dividends ($0.24 per share)	–	–	–	(1,612)	(1,612)
Balance at December 31, 2005	6,852,156	$70,895	$(1,672)	$14,179	$83,492

Repurchase of outstanding common stock	(431,571)	(7,153)	–	–	(7,153)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499	–	–	74,499
Issuance of common stock for options exercised	90,775	1,015	–	–	1,015
Noncash compensation	–	138	–	–	138
Net income	–	–	–	12,338	12,338
Unrealized loss on securities, net of deferred tax benefit of $8	–	–	(13)	–	(13)
Net unrealized gain related to cash flow hedge	–	–	128	–	128
Comprehensive income					12,453
Dividends ($0.24 per share)	–	–	–	(2,763)	(2,763)
Balance at December 31, 2006	11,393,990	$139,484	$(1,557)	$23,754	$161,681

Repurchase of outstanding common stock	(303,082)	(4,523)	–	–	(4,523)
Issuance of common stock for options exercised	46,540	390	–	–	390
Issuance of common stock for services	32,329	498	–		498
Noncash compensation	–	305	–	–	305
Net income	–	–	–	7,858	7,858
Net unrealized gain on securities, net of tax of $407	–	–	649	–	649
Net unrealized gain related to cash flow hedge	–	–	1,069	–	1,069
Comprehensive income	–	–	–	–	9,576
Dividends ($0.32 per share)	–	–	–	(3,627)	(3,627)
Balance at December 31, 2007	11,169,777	$136,154	$161	$27,985	$164,300

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,858	$12,338	$6,699
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	1,198	1,370	212
Depreciation	3,020	2,199	1,423
Net losses (gains) on sale of securities available for sale	49	(188)	(7)
Increase in cash surrender value of BOLI	(841)	(832)	(661)
Loss (gain) on disposal of premises, equipment and real estate owned	371	(113)	(335)
Funding of held-for-sale loans	(106,640)	(123,509)	(95,815)
Proceeds from sale of held-for-sale loans	113,913	120,482	94,926
Amortization of premium/discount on securities, net	80	127	308
Other amortization (income) expense	(57)	83	(218)
Deferred income tax (benefit) expense	(1,091)	6,587	912
Issuance of stock for compensation	498	–	1,401
Other noncash compensation expense	305	138	495
Provision (credit) for loan losses	3,606	587	(343)
Gain (loss) on early extinguishment of debt	–	(276)	–
Gain (loss) on sale of branches	(127)	–	–
Changes in assets and liabilities:
Accrued interest receivable and other assets	(680)	2,891	(975)
Accrued interest payable and other liabilities	954	1,195	419
Net cash provided by operating activities	22,416	23,079	8,441

Cash flows from investing activities:
Loan originations, net of principal repayments	(97,005)	(103,853)	(15,553)
Additions to premises and equipment	(3,857)	(4,470)	(2,958)
(Loss) Proceeds from sales of premises, equipment and real estate owned	(387)	1,250	2,610
Net (purchase) sales of FHLB and Bankers’ Bank stock	296	397	271
Purchase of securities available for sale	(110,973)	(117,394)	(30,251)
Purchase of securities held to maturity	–	–	(1,560)
Purchase of bank-owned life insurance	–	–	(5,500)
Proceeds from principal repayments/calls/maturities of available for sale	90,733	148,085	22,603
Proceeds from principal repayments/calls/maturities of securities held to maturity	802	1,513	4,399
Net cash paid in merger transaction	–	(36,036)
Net cash used in investing activities	(120,391)	(110,508)	(25,939)
(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	$43,308	$84,693	$43,504
Net increase (decrease) in repurchase agreements	5,662	19,724	(2,241)
Proceeds from borrowings	50,000	76,247	37,500
Principal repayments of borrowings	(13,000)	(77,364)	(46,647)
Proceeds from subordinated debentures, net of issuance costs	–	–	10,310
Proceeds from fed funds borrowed	5,395	–	–
Proceeds (repayments) from short-term debt	–	(30,000)	30,000
Cash held in escrow	–	33,185	(33,185)
Dividends paid	(3,417)	(2,490)	(1,598)
Issuance of common stock for options and other plans	390	1,015	1,640
Repurchase of common stock	(4,523)	(7,153)	(892)
Net cash provided by financing activities	83,815	97,857	38,391

Net change in cash and cash equivalents	(14,160)	10,428	20,893
Cash and cash equivalents at beginning of period	54,332	43,904	23,011
Cash and cash equivalents at end of period	$40,172	$54,332	$43,904

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$2,862	$2,333	$1,539
Dividends payable	$894	$684	$411
Cash paid for:
Income taxes	$6,443	$745	$2,742
Interest	$50,223	$39,895	$21,099

Acquisition of 1st State Bancorp:
Fair value of assets acquired	$–	$430,297	$–
Issuance of common stock	$–	$74,499	$–
Cash paid, including transaction costs	$–	$46,724	$–
Liabilities assumed	$–	$309,074	$–

The accompanying notes are an integral part of these consolidated financial statements.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank (the “Bank”) and Capital Bank Investment Services, Inc. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank’s customers are individuals and small- to medium-size businesses. The Bank’s primary source of revenue is interest earned from loans to customers, and from invested cash and securities, and noninterest income derived from various fees.

The Bank operates throughout North Carolina with 27 banking offices in Asheville (3), Burlington (4), Cary, Graham (2), Greensboro, Hickory, Mebane, Morrisville, Oxford, Pittsboro, Raleigh (5), Sanford (3), Siler City and Wake Forest, and Zebulon. The Company’s corporate headquarters is located at 333 Fayetteville Street in Raleigh, North Carolina.

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for the subordinated debentures (as defined below), which are the sole assets of the Trusts. A portion of the proceeds from the issuance of the subordinated debentures were used by the Company to repurchase shares of Company common stock. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (see Note 11. Subordinated Debentures).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of investments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit quality financial institutions in amounts, which may be in excess of federally insured limits. Banks are required to maintain reserve and clearing balances with the Federal Reserve. Accordingly, the Bank has amounts restricted for this purpose of $1.2 million and $12.0 million included in cash and due from banks on the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

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

The initial classification of securities is determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of the sales.

Premiums and discounts on debt securities are recognized in interest income using the level interest yield method over the period to maturity, or when the debt securities are called.

Loans Held for Sale

Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. As of December 31, 2006, there were approximately $7.2 million in loans held for sale which are classified as loans on the consolidated balance sheet. In the fourth quarter of 2007, the Company discontinued funding its mortgage loans to be sold, and outsourced the mortgage processing function. As of December 31, 2007, there were no loans held for sale on the balance sheet. Gains or losses realized on the sale of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold. The Company recognized aggregate gains of $686,000, $828,000 and $743,000 from the sale of held-for-sale loans for the years ended December 31, 2007, 2006 and 2005, respectively.

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

There were $7.0 million loans classified as impaired as of December 31, 2007 compared to $6.2 million as of December 31, 2006. As of December 31, 2007, $4.2 million was included in the allowance for loan losses for these impaired loans. Average impaired loans for the years ended December 31, 2007, 2006 and 2005 were $12.5 million, $12.4 million, and $9.7 million, respectively. The amount of interest income recognized on impaired loans for the years ended December 31, 2007, 2006 and 2005 was $110,000, $240,000 and $0, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses estimated inherent in existing loans, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Foreclosed Assets

Any assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or net realizable value. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Net realizable value equals fair value less estimated costs to sell. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Valuations will be periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other expenses. As of December 31, 2007 and 2006, there was $1.6 million and $1.1 million, respectively, of foreclosed properties included in other assets on the consolidated balance sheet.  Foreclosed properties exclude $0.7 million related to one branch location that was held for sale as of December 31, 2006.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees and directors. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

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

Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Income Taxes

Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

The Company applies a financial components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communications costs the first time the advertising takes place.  The Company may establish accruals for committed advertising costs as incurred within the course of a current year.

Stock Option Plans

The Company’s Equity Incentive Plan is a stock-based incentive compensation plan covering certain officers and directors. The Company grants stock options under the incentive plan for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

On December 29, 2005, the Compensation/Human Resources Committee of the Board of Directors of the Company approved the acceleration of vesting of all the outstanding unvested stock options awarded under the Company’s Equity Incentive Plan. As a result, options to purchase 67,200 shares of the Company’s common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005. As a result of the acceleration of vesting, approximately $331,000 of future compensation expense that would have been recognized in operating results under SFAS No. 123R from 2006–2011 was eliminated. Accordingly, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating results or financial condition.  Effective January 1, 2006, the Company began recognizing the cost of all new employee share-based awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The Company previously accounted for stock options using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123. Under SFAS No. 123, the Company was required to disclose the pro forma effects on net income as if it had recorded compensation based on the fair value of options granted.

The fair values of the options granted prior to January 1, 2006 had been estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation was the period the options are expected to be outstanding. Expected stock price volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield was based on the Company’s historical annual dividend payout; and the risk-free rate was based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted in the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
		No options issued
Dividend yield	1.95%		1.31%
Expected volatility	21.5%		27.2%
Risk-free interest rate	4.4%		4.03%
Expected life	7 years		7 years

The weighted average fair value of options granted for the years ended December 31, 2007 and 2005 was $3.96 and $5.40, respectively. There were no options granted in the year ended December 31, 2006.

Stock Awards

The Company accounts for its stock grants using the fair value method in accordance with SFAS No. 123R.  During 2007, the Board of Directors authorized grants to key executives which vest over three years.  The stocks were granted at the closing stock price of $12.24 on the date of grant and will be expensed over the vesting period pro rata.

Net Income per Share

The Company follows SFAS No. 128, Earnings Per Share (“SFAS No. 128”). In accordance with SFAS No. 128, the Company has presented both basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
(Dollars in thousands except share data)
Income available to shareholders – basic and diluted	$7,858	$12,338	$6,699

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,424,171	11,598,502	6,790,846
Incremental shares from assumed exercise of stock options	68,557	85,172	129,542
Weighted average number of shares outstanding – diluted	11,492,728	11,683,674	6,920,388

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income, (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
(Dollars in thousands)
Unrealized losses on securities available for sale	$649	$(22)	$(3,211)
Reclassification of (gains) losses recognized in net income	–	(1)	(7)
Unrealized gain on change in fair value of cash flow hedge	1,069	128	–
Income tax benefit	–	8	1,241
Other comprehensive income (loss)	$1,718	$115	$(1,977)

Segment Information

The Company follows the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

Reclassifications

Certain items included in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on total assets, net income, or shareholders’ equity previously reported.

New Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS No. 160 and assessing the impact it may have on the Company.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 includes an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings.  At this time, the Company does not expect to apply the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB.  On January 1, 2008, the Company adopted the sections of SFAS No. 157 which are effective for fiscal years beginning after November 15, 2007, which has not had a material impact on the Company’s financial condition or results of operations. The Company does not expect that the adoption of the delayed sections of SFAS No. 157 will have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for fiscal years ending after December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending after December 31, 2008. The Company is currently evaluating the effect of SFAS No. 158, but does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 effective December 31, 2006, and the adoption did not have a material impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation clarifies the accounting for uncertain tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in SFAS No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. FIN 48 is effective as of the first fiscal year beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the adoption did not have a material impact on the Company’s financial condition or results of operations.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No. 156”), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140 for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007, and the adoption did not have a material impact on the Company’s financial condition or results of operations.

2.  Significant Transactions

In January  2006, the Company acquired 1st State Bancorp, the holding Company for 1st State Bank. 1st State Bank was originally chartered in 1914, and its market area consists of the communities in Alamance County, North Carolina. 1st State Bank was primarily engaged in soliciting deposit accounts from businesses and the general public, and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments. The total purchase price was approximately $121.2 million, including transactions costs of $6.4 million.

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

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005 assuming the acquisition of 1st State Bancorp had occurred at the beginning of fiscal 2005.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

3.  Goodwill and Other Intangible Assets

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Company performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded in the years ended December 31, 2007, 2006 and 2005 based on the evaluation.

As of December 31, 2007 and 2006, intangible assets, primarily deposit premiums paid for acquisitions, and goodwill were as follows:

	Gross	Accumulated Amortization	Net
(Dollars in thousands)
At December 31, 2007
From January 2006 acquisition of 1st State Bancorp:
Deposit premium	$5,331	$(2,221)	$3,110
Goodwill	47,728	–	47,728
	53,059	(2,221)	50,838
From January 2002 acquisition of First Community Bank:
Deposit premium	782	(626)	156
Goodwill	3,834	–	3,834
	4,616	(626)	3,990
From December 2002 acquisition of High Street Bank:
Deposit premium	976	(673)	303
Goodwill	5,381	–	5,381
	6,357	(673)	5,684
From April 2000 branch acquisitions:
Goodwill	1,996	(347)	1,649
From June 1997 branch acquisitions:
Goodwill	2,164	(980)	1,184
	$68,192	$(4,847)	$63,345
At December 31, 2006
From January 2006 acquisition of 1st State Bancorp:
Deposit premium	$5,331	$(1,185)	$4,146
Goodwill	47,728	–	47,728
	53,059	(1,185)	51,874
From January 2002 acquisition of First Community Bank:
Deposit premium	782	(562)	220
Goodwill	3,834	–	3,834
	4,616	(562)	4,054
From December 2002 acquisition of High Street Bank:
Deposit premium	976	(575)	401
Goodwill	5,381	–	5,381
	6,357	(575)	5,782
From April 2000 branch acquisitions:
Goodwill	1,996	(347)	1,649
From June 1997 branch acquisitions:
Goodwill	2,164	(980)	1,184
	$68,192	$(3,649)	$64,543

Deposit premiums are amortized over periods of up to 10 years using an accelerated method. During 2007 and 2006, deposit premiums were reduced by amortization expenses of $1.2 million and $1.4 million, respectively. Estimated amortization expense for the next five fiscal years is as follows: 2008–$1.0 million; 2009–$0.9 million; 2010–$0.7 million; 2011–$0.5 million; and 2012–$0.3 million.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

4.  Investment Securities

Investment securities as of December 31, 2007 and 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
2007
Available for sale:
U.S. agency obligations	$34,811	$349	$112	$35,048
Municipal bonds and other	91,509	250	1,741	90,018
Mortgage-backed securities	124,462	379	813	124,028
	250,782	978	2,666	249,094

Held to maturity:
U.S. agency obligations	$3,999	$–	$7	$3,992
Municipal bonds	300	–	3	297
Mortgage-backed securities	5,723	–	112	5,611
	10,022	–	122	9,900
Total at December 31, 2007	$260,804	$978	$2,788	$258,994

2006
Available for sale:
U.S. agency obligations	$72,741	$104	$865	$71,980
Municipal bonds and other	77,134	267	707	76,694
Mortgage-backed securities	73,180	31	1,573	71,638
	223,055	402	3,145	220,312

Held to maturity:
U.S. agency obligations	$3,997	$–	$86	$3,911
Municipal bonds	300	–	9	291
Mortgage-backed securities	6,536	–	185	6,351
	10,833	–	280	10,553
Total at December 31, 2006	$233,888	$402	$3,425	$230,865

The amortized cost and estimated market values of securities as of December 31, 2007 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities:
Due within one year	$3,478	$3,506	$2,000	$1,997
Due after one year through five years	1,971	2,000	1,999	1,995
Due after five years through ten years	16,499	16,754	–	–
Due after ten years	12,863	12,788	–	–
Total U.S. agency securities	34,811	35,048	3,999	3,992

Municipal bonds and other:
Due within one year	$355	$358	$–	$–
Due after one year through five years	790	809	300	297
Due after five years through ten years	8,378	8,507	–	–
Due after ten years	81,986	80,344	–	–
Total municipal bonds	$91,509	$90,018	$300	$297

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:	$71,503	$71,726	$3,273	$3,186
Due within one year
Due after one year through five years	2,952	2,931	–	–
Due after five years through ten years	3,638	3,646	–	–
Due after ten years	46,369	45,725	2,450	2,425
Total mortgage-backed securities	124,462	124,028	5,723	5,611
	$250,782	$249,094	$10,022	$9,900

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007
Available for sale:
U.S. agency obligations	$8,789	$74	$1,962	$38	$10,751	$112
Municipal bonds and other	28,425	498	39,358	1,243	67,783	1,741
Mortgage-backed securities	30,939	12	37,990	801	68,929	813
	68,153	584	79,310	2,082	147,463	2,666

Held to maturity:
U.S. agency obligations	–	–	3,992	7	3,992	7
Municipal bonds	–	–	297	3	297	3
Mortgage-backed securities	361	–	5,250	112	5,611	112
	361	–	9,539	122	9,900	122
Total at December 31, 2007	$68,514	$584	$88,849	$2,204	$157,363	$2,788

2006
Available for sale:
U.S. agency obligations	$10,677	$28	$40,260	$837	$50,937	$865
Municipal bonds and other	47,679	601	4,594	106	52,273	707
Mortgage-backed securities	8,062	26	59,862	1,547	67,924	1,573
	66,418	655	104,716	2,490	171,134	3,145

Held to maturity:
U.S. agency obligations	–	–	3,911	86	3,911	86
Municipal bonds	–	–	291	9	291	9
Mortgage-backed securities	–	–	6,351	185	6,351	185
	–	–	10,553	280	10,553	280
Total at December 31, 2006	$66,418	$655	$115,269	$2,770	$181,687	$3,425

The unrealized losses on the Company’s investments in U.S. agency obligations and mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2007, 2006 and 2005, the Company had gross realized gains and losses of $77,000 and $28,000, respectively; $253,000 and $75,000, respectively; and $7,000 and $0,  respectively, on sales of available-for-sale securities with book values of $82.0 million, $130.1 million and $2.1 million, respectively.

Securities with a fair value of $209.7 million were pledged as of December 31, 2007 to secure public deposits, repurchase agreements, swap agreements, and FHLB advances.

5.  Federal Home Loan Bank and The Bankers’ Bank Stock

During 2004, in order to raise additional capital, the FHLB restructured the stock ownership requirements in order to be a member of the FHLB system. As a member, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.20% of its total assets as of December 31st of the prior year (up to a maximum of $25.0 million) plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock as of December 31, 2007 and 2006 was $7.3 million and $7.9 million, respectively, and is included in available-for-sale investment securities on the consolidated balance sheet. No ready market exists for the FHLB stock, and it has no quoted market value; therefore, cost approximates market as of December 31, 2007 and 2006.

On December 31, 2007, the Company invested in The Bankers’ Bank (“TBB”) of Atlanta stock. This stock has a carrying value of $320,000, and is included in available-for-sale investment securities on the consolidated balance sheet.  No ready market exists for TBB stock, and it has no quoted market value; therefore, cost approximates market as of December 31, 2007.

6.  Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of December 31, 2007 and 2006 is as follows:

	2007	2006
(Dollars in thousands)
Commercial	$640,355	$593,410
Construction	301,799	250,308
Consumer	12,788	30,806
Home equity lines	79,361	83,231
Mortgage	60,596	50,099
	1,094,899	1,007,854
Plus deferred loan costs, net	208	198
	$1,095,107	$1,008,052

A summary of activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
(Dollars in thousands)
Balance at beginning of year	$13,347	$9,592	$10,721
Acquired in 1st State Bancorp transaction	–	7,650	–
Provision (credit) for loan losses	3,606	587	(343)
Loans charged off, net of recoveries	(3,382)	(4,482)	(786)
Balance at end of year	$13,571	$13,347	$9,592

As of December 31, 2007, nonperforming assets consisted of nonaccrual loans in the amount of $6.0 million and foreclosed real estate of $1.6 million. As of December 31, 2006, nonperforming assets consisted of nonaccrual loans in the amount of $4.9 million and foreclosed real estate of $1.1 million. In 2006, foreclosed real estate excludes $739,000 related to one closed branch location that was held for sale. Unrecognized income on nonaccrual loans as of December 31, 2007, 2006 and 2005 was $614,000, $146,000 and $361,000, respectively. As of December 31, 2007 and 2006, there were no loans past due greater than 90 days still accruing interest.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups and activity during the year ended December 31, 2007 is summarized as follows:

Balance as of December 31, 2006	$78,221
Advances	13,848
Repayments	29,646
Balance as of December 31, 2007	$62,423

In addition, such groups had available unused lines of credit in the amount of $4.8 million as of December 31, 2007. In the ordinary course of business, the Company engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms length by the Company and are not considered to include terms which are unfavorable to the Company. Certain deposits are held by related parties, and the rates and terms of these accounts are consistent with those of non-related parties. The Company paid an aggregate of approximately $0.7 million, $1.0 million, and $1.5 million to companies owned by members of the board of directors for leased space, equipment, construction and consulting services during 2007, 2006 and 2005, respectively.

7.  Premises and Equipment

Premises and equipment as of December 31, 2007 and 2006 are as follows:

	2007	2006
(Dollars in thousands)
Land	$6,966	$6,299
Buildings and leasehold improvements	16,043	14,256
Furniture and equipment	17,638	18,833
Automobiles	159	203
Construction in progress	124	29
	40,930	39,620
Less accumulated depreciation and amortization	17,067	16,495
	$23,863	$23,125

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.2 million and $1.4 million, respectively.

8.  Deposits

As of December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2008	$569,613
2009	19,986
2010	7,930
2011	3,573
2012 and thereafter	1,558
$602,660

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be deposit customers.

Deposit overdrafts of $0.3 million have been included in loans at December 31,2007.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

9.  Borrowings

Short term borrowed funds. The following is an analysis of short-term borrowed funds as of December 31, 2007, 2006 and 2005:

	End of Period		Daily Average Balance
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Interest Rate	Maximum Outstanding at Any Month End
2007
Fed funds purchased	$5,395	4.7%	$960	5.8%	$5,395
Repurchase agreements	39,900	2.6	33,728	4.0	39,900
	$45,295		$34,688	4.2%

2006
Short-term debt	$–	–%	$986	7.3%	$–
Fed funds purchased	–	–	465	4.64	–
Repurchase agreements	34,238	4.2	29,644	4.4	40,587
	$34,238		$31,095	4.5%

2005
Short-term debt	$30,000	7.3%	$411	7.3%	$30,000
Fed funds purchased	–	–	258	3.0	–
Repurchase agreements	14,514	3.5	14,299	2.6	18,598
	$44,514		$14,968	2.7%

Interest on federal funds purchased totaled $56,000 in 2007 and $22,000 in 2006. Repurchase agreements are collateralized by U.S. agency obligations and mortgage-backed securities with fair values of $41.0 million as of December 31, 2007.

Interest expense on securities sold under agreements to repurchase totaled $1.4 million in 2007 and $1.3 million in 2006. The Company borrowed $30.0 million on December 27, 2005 from an unaffiliated financial institution, the proceeds of which were used to help finance the cash portion of the 1st State Bancorp transaction and was repaid in January 2006 following the closing of the transaction.

Federal Home Loan Bank Advances. Advances from the FHLB had a weighted average rate of 4.90% and 5.16% as of December 31, 2007 and 2006, respectively, and were collateralized by certain 1–4 family mortgages, multifamily first mortgage loans, home equity loans and qualifying commercial loans totaling $151.2 million and $132.0 million at year end 2007 and 2006, respectively. In addition, the Company pledged certain investment securities with a fair value of $47.3 million and $18.3 million as of December 31, 2007 and 2006, respectively.

Structured Repurchase Agreement. The Company borrowed $10.0 million under a structured repurchase agreement in November 2006. Interest is based on a fixed rate of 4.75% until maturity in November 2016. The counterparty has the right to terminate the transaction after one year. The Company has pledged certain investment securities with a fair value of $41.0 million as of December 31, 2007.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

As of December 31, 2007, the scheduled maturities of borrowings (including fed funds purchased) were as follows:

	Balance	Weighted Average Rate
(Dollars in thousands)
2008	$33,000	5.1%
2009	28,000	4.7
2010	8,000	4.9
2011	31,000	5.0
2012	10,000	4.9
Thereafter	55,000	4.2
	$165,000	4.7%

As of December 31, 2007, the Company had an additional $29.6 million of credit available with the FHLB.

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

In July 2003, the Company entered into $25 million (notional) interest rate swap agreements to convert portions of its fixed-rate FHLB advances to variable interest rates. The Company accounts for these interest rate swaps as a hedge of the fair value of the designated FHLB advances. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value, and the net difference between those amounts were not material for the years ended December 31, 2007, 2006 and 2005.

These interest rate hedges have an aggregated notional amount of $125 million and reset based on changes in the Bank’s published prime rate or LIBOR, as applicable. The counterparties for these hedges are firms with an investment grade rating by a nationally recognized investment rating service. The swaps are collateralized by certain investment securities with a fair value of $5.9 million as of December 31, 2007 and are summarized as follows:

Maturity	Notional Amount	Effective Variable Rate	Fixed Rate

2009	$100,000,000	Prime	7.81%
2009	$10,000,000	LIBOR + 1.87%	5.26%
2011	$15,000,000	LIBOR + 2.02%	5.38%

11.  Subordinated Debentures
The Company formed Trust III, Trust II and Trust I in December 2005, December 2003 and June 2003, respectively. Each issued $10 million of its floating-rate capital securities (the “trust preferred securities”), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities. The Trusts sold their common securities to the Company for an aggregate of $900,000, resulting in total proceeds from each offering equal to $10.3 million or $30.9 million in aggregate. The Trusts then used these proceeds to purchase $30.9 million in principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). Following payment by the Company of a placement fee and other expenses of the offering, the Company’s net proceeds from the offerings aggregated $30.0 million.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

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

Pursuant to FIN 46R, the assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Company’s consolidated statements of operations as interest expense. The Debentures are presented as a separate category of long-term debt on the consolidated balance sheet entitled “Subordinated Debentures.” For regulatory purposes, the $30 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements.

12.  Income Taxes

Income taxes charged to operations for the years ended December 31, 2007, 2006 and 2005 consist of the following components:

	2007	2006	2005
(Dollars in thousands)
Current income tax expense (benefit)	$4,215	$(316)	$2,352
Deferred income tax (benefit) expense	(1,091)	6,587	912
Total income tax expense	$3,124	$6,271	$3,264

Income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows:

	2007	2006	2005
(Dollars in thousands)
Income from continuing operations	$3,124	$6,271	$3,264
Shareholders’ equity, for unrealized losses on securities available for sale	1,159	(8)	(1,241)
Shareholders’ equity, for compensation expense for tax purposes in excess of financial reporting purposes	–	(138)	(480)
	$4,283	$6,125	$1,543

A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

	Amount			Percent of Pretax Income
(Dollars in thousands)	2007	2006	2005	2007	2006	2005
Tax expense at statutory rate on income before taxes	$3,734	$6,327	$3,387	34.00%	34.00%	34.00%
State taxes, net of federal benefit	500	761	388	4.55	4.09	3.89
Increase (reduction) in taxes resulting from:
Tax exempt interest on investment securities	(1,061)	(480)	(394)	(9.66)	(2.58)	(3.95)
Nontaxable life insurance income	(324)	(283)	(223)	(2.95)	(1.52)	(2.24)
Other, net	275	(54)	106	2.50	(0.29)	1.06
	$3,124	$6,271	$3,264	28.44%	33.70%	32.76%

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$5,347	$5,241
Deferred compensation	1,900	1,839
Net operating loss carryforwards	409	468
Directors fees	615	820
Book to tax fair value adjustments	160	–
Unrealized security losses	–	1,058
Contribution carryforwards	–	83
Total deferred tax assets	8,431	9,509
Deferred tax liabilities:
Depreciation	(648)	(490)
Amortization	(1,496)	–
Purchase accounting adjustments	–	(2,230)
FHLB stock	(343)	(343)
Unrealized security losses	(101)	–
Other	(14)	(296)
Total deferred tax liabilities	(2,602)	(3,359)
Net deferred tax assets	$5,829	$6,150

As of December 31, 2007 and 2006, the Company had net deferred tax assets of $6.1 million and $6.2 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $1.2 million relating to a prior acquisition, which expire in various amounts through 2022. Management expects to utilize all of these carryforward amounts before they expire.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to North Carolina income tax. The Company has concluded all U.S. federal income tax matters for years through 2003.

13.  Leases

The Company has non-cancelable operating leases for its corporate office, branch locations and corporate aircraft that expire at various times through 2019. Certain of the leases contain escalating rent clauses, for which the Company recognizes rent expense on a straight-line basis. The Company subleases certain office space and the corporate aircraft to outside parties. Future minimum lease payments under the leases and sublease receipts for years subsequent to December 31, 2007 are as follows:

	Lease Payments	Sublease Receipts
(Dollars in thousands)

2008	$2,468	$468
2009	2,449	425
2010	2,059	305
2011	1,719	220
2012	1,755	226
Thereafter	5,624	783
	$16,074	$2,427

During 2007, 2006 and 2005, rent expense under operating leases were $2.7 million, $1.9 million, and $1.4 million, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

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

As of September 30, 2006, the most recent notification from regulators, the Bank was categorized as “well capitalized” by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank’s category. Management believes that as of December 31, 2007, the Company meets all capital requirements to which it is subject.

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statues Section 53–87. As of December 31, 2007, the undivided profits of the Bank totaled $21.1 million. However, state and federal regulatory authorities may limit payment of dividends by any bank for other reasons, including when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s actual capital amounts and ratios as of December 31, 2007 and 2006 and the minimum requirements are presented in the following table.

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk-weighted assets)	$143,553	11.28%	$101,764	8.00%	$127,205	10.00%
Tier I capital (to risk-weighted assets)	129,664	10.19	50,882	4.00	76,323	6.00
Tier I capital (to average assets)	129,664	9.10	87,071	4.00	71,339	5.00

2006
Total capital (to risk-weighted assets)	$140,092	11.92%	$94,054	8.00%	$117,567	10.00%
Tier I capital (to risk-weighted assets)	126,543	10.76	47,027	4.00	70,540	6.00
Tier I capital (to average assets)	126,543	9.42	53,760	4.00	67,200	5.00

15.  Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the “Plan”) for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employee’s salary. The Plan provides that employee’s contributions are 100% vested at all times, and the Company’s contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate contributions for the years ended December 31, 2007, 2006 and 2005 were $0.8 million, $0.6 million, and $0.3 million, respectively.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

For each of the years ended December 31, 2007 and 2006, the Company recognized $0.1 million of expense related to the Executive Plan; and $0.3 million and $0.4 million, respectively, of expense related to the Director Plan. The liability associated with the two plans is included in other liabilities on the consolidated balance sheet. As of December 31, 2007, the Executive Plan had three participants; the Director Plan had 14 participants; and the recorded liability for the Executive Plan and Director Plan was $0.3 million and $1.0 million, respectively.

In 2005, the Company invested $5.5 million in bank-owned life insurance (“BOLI”), which may be used, at the Company’s sole discretion, to fund the benefits payable under the Executive Plan and Director Plan. As of December 31, 2007 and 2006, cash surrender values from the BOLI policies equaled $6.1 million and $5.9 million, respectively.

16.  Stock Options and Stock Grants

The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s stock to officers and directors. As of December 31, 2007, options for 265,925 shares of common stock remained available for future issuance. In addition, there were 567,000 options which were assumed under various plans from previously acquired financial institutions, of which 131,000 remain outstanding.

Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions. All options outstanding as of December 31, 2006 were fully vested.

A summary of the activity during the years ending December 31, 2007, 2006 and 2005 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:

	2007		2006		2005
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	389,715	$11.75	495,822	$11.65	693,524	$11.25
Granted	52,000	15.56	-	-	9,600	16.84
Exercised	(46,540)	8.13	(90,775)	11.18	(173,503)	9.45
Terminated	(11,100)	16.70	(15,332)	11.81	(33,799)	16.17
Outstanding at end of year	384,075	$12.56	389,715	$11.75	495,822	$11.65

Options exercisable at year end	332,075	$12.09	389,715	$11.75	495,822	$11.65

The following table summarizes information about the Company’s stock options as of December 31, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$6.62 – $9.00	96,222	2.40	96,222	$695
$9.01 – $12.00	87,702	3.66	87,702	238
$12.01 – $15.00	49,750	3.83	33,750	–
$15.01 – $18.00	96,151	6.74	60,151	–
$18.01 – $18.37	54,250	6.99	54,250	–
	384,075	4.61	332,075	$933

At December 31, 2007, the Company had unamortized compensation expense related to unvested stock options of $151,000, which is expected to be amortized over 5 years.  For the year ending December 31, 2007, the Company recorded compensation expense of $21,000 related to stock options.

The tax benefit realized during 2007 for stock options exercised totaled $0.4 million.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Deferred Compensation for Non-employee Directors. Effective January 1, 2005, the Company amended and restated the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of their total directors’ fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of common stock of the Company or cash (at the Company’s option) after the participant ceases to serve as a director for any reason. The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $0.4 million, $0.9 million and $0.7 million, respectively, of expense related to the Deferred Compensation Plan.

In December 2007, the Board of Directors granted restricted stock to certain key executives.  The grants vest over three years, and unvested shares are subject to forfeiture if employment terminates prior to the vesting dates.  The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. The Company had 24,000 shares of unvested grants as of December 31, 2007, with a total compensation expense recognized in 2007 of $7 thousand and total unrecognized compensation expense of $250 thousand, which will be recognized over approximately three years.

17.  Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business. As of December 31, 2007, these financial instruments were comprised entirely of unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

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

Unused lines of credit were $308.8 million and $187.2 million, respectively, as of December 31, 2007 and 2006. Outstanding letters of credit were $7.7 million and $12.7 million, respectively, as of December 31, 2007 and 2006.

The Bank’s lending is concentrated primarily in Wake, Granville, Lee, Chatham, Alamance, Guilford, Buncombe and Catawba counties in North Carolina. As of December 31, 2007, $908.7 million, or 83.0%, of the total loan portfolio is related to real estate lending. The credits in the loan portfolio are well diversified, and the Company does not have any significant concentrations to any one credit relationship. Credit risk is managed through a number of methods, including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. The Company’s lending policies require independent appraisals on collateral used to secure loans.

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

The fair values of cash and due from banks and Federal funds sold are equal to the carrying value due to the nature of the financial instruments. The estimated fair values of investment securities is based on quoted market prices, except for FHLB and TBB stock where fair value equals cost. The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

The fair values of certificates of deposits, borrowings, and subordinated debt are estimated by discounting the future cash flows using the current rates offered for similar deposits, advances and subordinated debt with the same remaining maturities. Derivative financial instruments are carried at fair value. The fair value of derivative financial instruments is determined based on external pricing sources. The interest-bearing deposit liabilities and repurchase agreements with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand). The carrying values and fair values of the Company’s financial instruments as of December 31, 2007 and 2006 were as follows:

	2007	2006
(Dollars in thousands)
Investment securities:
Carrying amount	$259,116	$239,047
Estimated fair value	259,004	238,767
Loans:
Carrying amount	1,081,536	994,705
Estimated fair value	1,078,947	988,696
Certificates of deposit:
Carrying amount	602,660	568,021
Estimated fair value	602,277	567,074
Borrowings:
Carrying amount	165,000	128,000
Estimated fair value	178,649	126,394
Subordinated debt:
Carrying amount	30,930	30,930
Estimated fair value	28,827	31,287

The carrying amount and estimated fair value of derivative instruments was $1.7 million and $2.3 million as of December 31, 2007 and 2006, respectively, and have been reflected in the amount shown for borrowings in the above table. There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totaling $308.8 million and $199.9 million as of December 31, 2007 and 2006, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

19.  Parent Company Financial Information

Condensed financial information of the financial holding company of the Bank as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is presented below:

Condensed Balance Sheets

As of:	December 31, 2007	December 31, 2006
(Dollars in thousands)
Assets:
Cash	$2,101	$4,666
Equity investment in subsidiary	191,143	184,853
Other assets	3,034	3,862
Total assets	$196,278	$193,381

Liabilities:
Subordinated debentures	$30,930	$30,930
Dividends payable	893	684
Other liabilities	155	168
Total liabilities	31,978	31,782

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

Condensed Balance Sheets (Continued)

As of:	December 31, 2007	December 31, 2006
(Dollars in thousands)
Shareholders’ equity:
Common stock	$133,176	$136,528
Accumulated other comprehensive (loss) income	161	(1,557)
Retained earnings	30,963	26,628
Total shareholders’ equity	164,300	161,599
Total liabilities and shareholders’ equity	$196,278	$193,381

Condensed Statements of Operations

For the years ended:	December 31, 2007	December 31, 2006	December 31, 2005
(Dollars in thousands)
Dividends from wholly-owned subsidiaries	$6,000	$43,600	$500
Undistributed earnings of subsidiaries	3,411	5,023	7,018
Other income	186	404	160
Interest expense	2,444	2,432	1,352
Other expenses	95	42	49
Net income before tax benefits	7,058	11,553	6,277
Income tax benefit	800	704	422
Net income	$7,858	$47,257	$6,699

Condensed Statements of Cash Flows

For the years ended:	December 31, 2007	December 31, 2006	December 31, 2005
(Dollars in thousands)
Operating activities:
Net income	$7,858	$47,257	$6,699
Equity in undistributed earnings of subsidiary	(3,411)	(5,023)	(7,018)
FAS 115 adjustment	(1,718)	–	–
Other noncash compensation	305	138	495
Net change in other assets and liabilities	1,453	(1,113)	(503)
Cash flow (used in) provided by operating activities	4,487	41,259	(327)
Investing activities:
Additional investment in subsidiaries	–	–	(310)
Cash flow used in investing activities	–	–	(310)
Financing activities:
Proceeds from issuance of common stock	888	1,015	3,041
Payments to repurchase common stock	(4,523)	(7,153)	(892)
(Repayment) proceeds of short-term debt	-	(30,000)	30,000
Cash held in escrow	-	33,185	(33,185)
Proceeds from issuance of subordinated debentures, net of issuance costs	-	-	10,310
Dividends paid	(3,417)	(2,490)	(1,598)
Net cash paid for 1st State Bancorp	–	(44,074)	–
Cash flow provided by (used in) financing activities	(7,052)	(49,517)	7,676

Net (decrease) increase in cash and cash equivalents	(2,565)	(8,258)	7,039
Cash and cash equivalents, beginning of year	4,666	12,924	5,885
Cash and cash equivalents, end of year	$2,101	$4,666	$12,924

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements (Continued)

20.  Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly balances and results for the years ended December 31, 2007 and 2006 are as follows:

	Three Months Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

2007
Assets	$1,517,603	$1,490,244	$1,440,240	$1,481,141
Loans	1,095,107	1,070,656	1,022,147	1,025,464
Investment securities	259,116	249,083	241,666	248,726
Deposits	1,098,698	1,090,589	1,072,979	1,120,251
Shareholders’ equity	164,300	164,089	162,402	163,855

Net interest income	$10,952	$11,185	$11,254	$10,723
Provision (credit) for loan losses	3,099	261	(91)	337
Noninterest income	2,176	2,233	2,307	3,031
Noninterest expense	10,109	9,299	9,788	9,236
Income tax (benefit) expense	(125)	1,105	1,188	956
Net income	$45	$2,753	$2,676	$3,225

Net income per share – basic	$0.00	$0.24	$0.23	$0.21
Net income per share – diluted	$0.00	$0.24	$0.23	$0.21

2006
Assets	$1,422,384	$1,399,673	$1,364,030	$1,308,567
Loans	1,008,052	1,003,835	965,484	944,325
Investment securities	239,047	200,647	189,669	181,032
Deposits	1,055,209	1,043,755	1,025,949	972,232
Shareholders’ equity	161,681	160,871	157,770	158,095

Net interest income	$11,607	$11,593	$11,608	$11,390
Provision (credit) for loan losses	154	(215)	249	399
Noninterest income	2,448	2,258	2,612	2,015
Noninterest expense	9,098	9,069	9,341	8,827
Income taxes	1,546	1,730	1,579	1,416
Net income	$3,257	$3,267	$3,051	$2,763

Net income per share – basic	$0.28	$0.28	$0.26	$0.24
Net income per share – diluted	$0.28	$0.28	$0.26	$0.24

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (a North Carolina corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Bank Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 12, 2008

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

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

We have audited Capital Bank Corporation’s (a North Carolina corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Bank Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 12, 2008

Index

Item 9B.  Other Information

None

PART III

This Part incorporates certain information from the definitive proxy statement (the “2008 Proxy Statement”) for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Company’s executive officers is included under the caption “Executive Officers” on page 10 of this report. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2008 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our employees, officers and directors. The complete Code of Ethics is available on our website at www.capitalbank-nc.com. If at any time it is not available on our website, we will provide a copy upon written request made to our Corporate Secretary, Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, telephone (919) 645-6400. Information on our website is not part of this report. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-nc.com or by filing a Current Report on Form 8-K.

Item 11.  Executive Compensation

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation/Human Resources Committee Interlocks and Insider Participation” and “Compensation/Human Resources Committee Report” in the 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2008 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the sections entitled “Compensation – Certain Transactions” and “Information about Our Board of Directors” in the 2008 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2008 Proxy Statement.

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

Financial Statements and Information

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

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

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 14th day of March 2008.

CAPITAL BANK CORPORATION

By: /s/ B. Grant Yarber
B. Grant Yarber
President and Chief Executive Officer

Index
SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Grant Yarber, Michael R. Moore, and Lyn Hittle, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 14, 2008.

Signature	Title
/s/ B. Grant Yarber B. Grant Yarber	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael R. Moore Michael R. Moore	Chief Financial Officer (Principal Financial Officer)
/s/ Lyn Hittle Lyn Hittle	Chief Accounting Officer (Principal Accounting Officer)
/s/ Charles F. Atkins Charles F. Atkins	Director
/s/ James A. Barnwell, Jr. James A. Barnwell, Jr.	Director
/s/ Leopold I. Cohen Leopold I. Cohen	Director
/s/ John F. Grimes, III John F. Grimes, III	Director
/s/ Robert L. Jones Robert L. Jones	Director
/s/ Oscar A. Keller, III Oscar A. Keller, III	Chairman of the Board

Index

Signature	Title
/s/ Oscar A. Keller, Jr. Oscar A. Keller, Jr.	Director
/s/ Ernest A. Koury, Jr. Ernest A. Koury, Jr.	Director
/s/ James G. McClure, Jr. James G. McClure, Jr.	Director
/s/ James D. Moser, Jr. James D. Moser, Jr.	Director
/s/ George R. Perkins, III George R. Perkins, III	Director
/s/ Don W. Perry Don W. Perry	Director
/s/ Carl H. Ricker, Jr. Carl H. Ricker, Jr.	Director
/s/ Richard H. Shirley Richard H. Shirley	Director
/s/ J. Rex Thomas J. Rex Thomas	Director
/s/ Samuel J. Wornom, III Samuel J. Wornom, III	Director

Index
EXHIBIT INDEX

Exhibit No.	Description

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

10.01
Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003) (management contract or compensatory plan, contract or arrangement)

10.02
Form of Stock Award Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007) (management contract or compensatory plan, contract or arrangement)

10.03
Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference from Appendix A to the Company’s Proxy Statement for Annual Meeting held on May 26, 2005) (management contract or compensatory plan, contract or arrangement)

10.04
Capital Bank Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

10.05
Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005) (management contract or compensatory plan, contract or arrangement)

10.06
Employment Agreement, dated April 21, 2004, between B. Grant Yarber and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004) (management contract or compensatory plan, contract or arrangement)

10.07
Amendment of Employment Agreement, dated January 25, 2007, by Capital Bank Corporation, Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007) (management contract or compensatory plan, contract or arrangement)

10.08
Employment Agreement, dated January 3, 2006, between A. Christine Baker and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2006) (management contract or compensatory plan, contract or arrangement)

Index
Exhibit No.	Description

10.09
Employment Agreement, dated January 31, 2008, between Michael R. Moore and Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008) (management contract or compensatory plan, contract or arrangement)

10.10
Employment Agreement, dated January 25, 2008, between David C. Morgan and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008) (management contract or compensatory plan, contract or arrangement)

10.11
Employment Agreement, dated August 2, 2006, between Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006) (management contract or compensatory plan, contract or arrangement)

10.12
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.13
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.14
Agreement, dated November 2001, between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

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

CB Trustee, LLC
(North Carolina)

Index
Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 12, 2008, accompanying the consolidated financial statements and regarding the effectiveness of internal control over financial reporting included in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2007. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Capital Bank Corporation on Forms S-8 (File No. 333-148273, No. 333-125195, No. 333-42628, No. 333-82602, No. 333-102774, and No. 333-76919).

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 12, 2008

Index