Form 10-Q
period 2008-03-31
CAPITAL BANK CORP
filed 2008-05-08
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
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
Yes  ☐  No  ☑

As of May 6, 2008 there were 11,237,085 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended March 31, 2008

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
(Dollars in thousands except share data)	(Unaudited)

Assets
Cash and due from banks:
Interest earning	$10,487	$7,815
Noninterest earning	32,661	32,347
Federal funds sold and short term investments	104	10
Total cash and cash equivalents	43,252	40,172
Investment securities – available for sale, at fair value	252,191	249,094
Investment securities – held to maturity, at amortized cost	5,895	10,022
Loans – net of unearned income and deferred fees	1,150,497	1,095,107
Allowance for loan losses	(13,563)	(13,571)
Net loans	1,136,934	1,081,536
Premises and equipment, net	24,584	23,863
Bank-owned life insurance	21,702	21,589
Goodwill and deposit premium, net	63,087	63,345
Deferred income tax	5,010	5,829
Accrued interest receivable	6,961	7,789
Other assets	15,685	14,364
Total assets	$1,575,301	$1,517,603

Liabilities
Deposits:
Demand, noninterest bearing	$117,186	$114,780
Savings and interest bearing checking	175,718	151,698
Money market deposit accounts	199,829	229,560
Time deposits less than $100,000	381,824	370,416
Time deposits $100,000 and greater	276,340	232,244
Total deposits	1,150,897	1,098,698
Repurchase agreements and federal funds purchased	35,762	45,295
Borrowings	178,000	163,347
Subordinated debentures	30,930	30,930
Other liabilities	11,745	15,033
Total liabilities	1,407,334	1,353,303

Commitments and contingencies

Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; 11,237,085 and 11,169,777 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	136,845	136,154
Retained earnings	29,251	27,985
Accumulated other comprehensive income	1,871	161
Total shareholders’ equity	167,967	164,300
Total liabilities and shareholders’ equity	$1,575,301	$1,517,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$19,499	$19,883
Investment securities:
Taxable interest income	2,218	1,926
Tax-exempt interest income	829	774
Dividends	117	107
Federal funds and other interest income	55	485
Total interest income	22,718	23,175
Interest expense:
Deposits	9,072	10,006
Borrowings and repurchase agreements	2,737	2,446
Total interest expense	11,809	12,452
Net interest income	10,909	10,723
Provision for loan losses	565	337
Net interest income after provision for loan losses	10,344	10,386
Noninterest income:
Service charges and other fees	959	877
Mortgage fees and revenues	272	528
Brokerage fees	156	103
Bank card services	299	216
Net gain on sale of securities	71	–
Bank-owned life insurance	302	197
Other	168	269
Total noninterest income	2,227	2,190
Noninterest expense:
Salaries and employee benefits	5,036	5,042
Occupancy	958	956
Furniture and equipment	747	615
Data processing and telecommunications	432	388
Advertising	315	298
Office expenses	365	333
Professional fees	370	183
Business development and travel	333	313
Amortization of deposit premiums	257	300
Miscellaneous loan handling costs	94	186
Directors fees	267	268
Insurance	95	90
Other	336	264
Total noninterest expense	9,605	9,236
Net income before tax expense	2,966	3,340
Income tax expense	799	956
Net income	$2,167	$2,384

Earnings per share – basic	$0.19	$0.21
Earnings per share – diluted	$0.19	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands except share data)

Balance at January 1, 2007	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Repurchase of outstanding common stock	(82)	(1)			(1)
Issuance of common stock for options exercised	16,793	146			146
Noncash compensation	32,329	497			497
Net income				2,384	2,384
Other comprehensive income			65		65
Comprehensive income					2,449
Dividends ($0.08 per share)				(917)	(917)
Balance at March 31, 2007	11,443,030	$140,126	$(1,492)	$25,221	$163,855

Balance at January 1, 2008	11,169,777	$136,154	$161	$27,985	$164,300
Repurchase of outstanding common stock	(166)	(2)			(2)
Issuance of common stock for options exercised	15,591	103			103
Issuance of common stock for services	27,883	295			295
Noncash compensation	24,000	295			295
Net income				2,167	2,167
Net unrealized gain on securities, net of tax of $292			571		571
Net unrealized gain related to cash flow hedge			1,139		1,139
Comprehensive income					3,877
Dividends ($0.08 per share)				(901)	(901)
Balance at March 31, 2008	11,237,085	$136,845	$1,871	$29,251	$167,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,167	$2,384
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deposit premium	257	300
Depreciation	668	612
Net gains on sale of securities available for sale	(71)	–
Increase in cash surrender value of BOLI	(113)	(197)
(Gain) loss on disposal of premises, equipment and real estate owned	(21)	7
Net funding of held-for-sale loans	–	(1,931)
Amortization of premium/discount on securities, net	26	60
Deferred income tax expense (benefit)	819	(252)
Issuance of stock for compensation	295	497
Other noncash compensation expense	33	–
Provision for loan losses	565	337
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,865)	2,129
Accrued interest payable and other liabilities	679	1,284
Net cash provided by operating activities	3,439	5,230

Cash flows from investing activities:
Loan originations, net of principal repayments	(56,054)	(16,195)
Additions to premises and equipment	(1,412)	(653)
Proceeds from sales of premises, equipment and real estate owned	84	51
Net (purchase) sales of FHLB and Silverton Bank stock	(798)	931
Purchase of securities available for sale	(32,045)	(19,947)
Proceeds from principal repayments/calls/maturities of available for sale	30,605	9,269
Proceeds from principal repayments/calls/maturities of securities held to maturity	4,128	306
Net cash used in investing activities	(55,492)	(26,238)
(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Cash flows from financing activities:
Net increase in deposits	$52,199	$65,042
Net decrease in repurchase agreements	(4,138)	(10)
Proceeds from borrowings	65,500	–
Principal repayments of borrowings	(52,500)	(9,964)
Net repayments of federal funds borrowed	(5,395)	–
Dividends paid	(896)	(686)
Issuance of common stock for options and other plans	365	146
Repurchase of common stock	(2)	(1)
Net cash provided by financing activities	55,133	54,527

Net change in cash and cash equivalents	3,080	33,519
Cash and cash equivalents at beginning of period	40,172	54,332
Cash and cash equivalents at end of period	$43,252	$87,851

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$68	$561
Dividends payable	$901	$917
Cash paid for:
Income taxes	$–	$–
Interest	$11,930	$12,299

The accompanying notes are an integral part of these consolidated financial statements.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Statement No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. Statement No. 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. Statement No. 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Statement No. 141R retains the guidance in Statement No. 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of Statement No. 141R to any business acquisition which occurs on or after the date the standard becomes effective.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the provisions of SFAS No. 160 and assessing the impact it may have on the Company.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007. SFAS No. 159 includes an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. At this time, the Company does not expect to elect the fair value option as outlined in the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. On January 1, 2008, the Company adopted SFAS No. 157, which has not had a material impact on the Company’s financial condition or results of operations. See Part I – Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements (Unaudited) – Note 8. Fair Value Measurement for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for fiscal years ending after December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending after December 31, 2008. The Company is currently evaluating the effect of the additional provisions of SFAS No. 158, but does not expect the adoption of the additional provisions of SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

2.      Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s other comprehensive income for the three month periods ended March 31, 2008 and 2007 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited).

The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Unrealized gains on available-for-sale securities	$863	$252
Unrealized gain (loss) on change in fair value of cash flow hedge	1,139	(66)
Income tax expense	(292)	(121)
Other comprehensive income	$1,710	$65

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

3.      Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following table provides a computation and reconciliation of basic and diluted EPS for the three month periods ended March 31, 2008 and 2007, respectively.

Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands except share data)

Income available to shareholders – basic and diluted	$2,167	$2,384
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,289,453	11,492,749
Incremental shares from assumed exercise of stock options	16,643	80,345
Weighted average number of shares outstanding – diluted	$11,306,096	$11,573,094

For the three month periods ended March 31, 2008 and 2007, options to purchase approximately 17,000 shares and 315,000 shares, respectively, of common stock were used in the diluted calculation. For the three month periods ended March 31, 2008 and 2007, options to purchase approximately 265,000 shares and 58,000 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

4.      Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors. As of March 31, 2008, options to purchase 124,459 shares of common stock remained available for future issuance. In addition, there were 566,071 options, which were assumed under various plans from previously acquired financial institutions, of which 84,384 options remain outstanding.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of the total director’s fees. Each participant is fully vested in his or her account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s discretion). The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. Accordingly, changes in the Company’s stock price affect the amount of expense recognized during the period. For the three month periods ended March 31, 2008 and 2007, the Company recognized $138 thousand and $0, respectively, of share-based expense related to the Deferred Compensation Plan.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the three months ended March 31, 2008.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(Dollars in thousands except share data)

Outstanding at January 1, 2008	384,075	$12.09
Granted	3,500	10.42
Exercised	(15,591)	6.62
Terminated	–
Outstanding at March 31, 2008	371,984	$12.79	4.50	$245

Options exercisable at March 31, 2008	316,484	$12.36	3.64	$245

The following table summarizes information about the Company’s stock options at March 31, 2008.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	80,631	2.13	80,631
$9.01 – $12.00	91,202	3.66	87,702
$12.01 – $15.00	49,750	3.58	33,750
$15.01 – $18.00	96,151	6.49	60,151
$18.01 – $18.37	54,250	6.74	54,250
	371,984	4.50	316,484

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

5.      Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008.

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
Municipal bonds and other	$57,383	$2,918	$6,423	$509	$63,806	$3,427
Mortgage-backed securities	5,083	68	12,114	200	17,197	268
	62,466	2,986	18,537	709	81,003	3,695
Held to Maturity
Mortgage-backed securities	$1,495	$3	$2,753	$78	$4,248	$81
	1,495	3	2,753	78	4,248	81
Total at March 31, 2008	$63,961	$2,989	$21,290	$787	$85,251	$3,776

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The unrealized losses on the Company’s investments were primarily the result of interest rate changes. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

6.      Loans

The composition of the loan portfolio by loan classification at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Commercial	$662,433	$640,355
Construction	335,830	301,799
Consumer	11,250	12,788
Home equity lines	80,525	79,361
Mortgage	59,354	60,596
	1,149,392	1,094,899
Plus deferred loan costs, net	1,105	208
	$1,150,497	$1,095,107

There were no loans held for sale at March 31, 2008 and December 31, 2007.

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

The Company’s exposure to off-balance-sheet credit risk as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$312,935	$301,089
Standby letters of credit	6,594	7,697
Total commitments	$319,529	$308,786

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

8.      Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS No. 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. These levels are:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Securities, Available for Sale and Held to Maturity
Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of March 31, 2008 the Company’s derivative instruments consist solely of interest rate swaps.

Long-term Debt
The fair value of the Company’s long-term debt is estimated using a discounted cash flow model. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the Company’s own credit risk. The credit risk component of the valuation varies depending on the specific debt being issued since the Company issues debt with different characteristics such as senior and subordinated debt or secured and unsecured debt.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. The Company has no Loans Held for Sale as of March 31, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $4.3 million at March 31, 2008. Of such loans, $3.0 million had specific loss allowances aggregating $1.6 million at that date.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $0.9 million at March 31, 2008.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at March 31, 2008
	Total Carrying Amount in the Consolidated Balance Sheet 3/31/2008	Assets/Liabilities Measured at Fair Value 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)

Securities	$258,086	$258,086	$–	$256,631	$1,455
Borrowings	26,015	26,015	–	26,015	–
Fair value interest rate swaps	(1,015)	(1,015)	–	(1,015)	–
Cash flow interest rate swaps	3,802	3,802	–	3,802	–

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

			Fair Value Measurements at March 31, 2008
	Total Carrying Amount in the Consolidated Balance Sheet 3/31/2008	Assets/ Liabilities Measured at Fair Value 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)

Loans held for sale	$–	$–	$–	$–	$–
Loans	1,136,934	1,136,934	–	–	1,136,934
Foreclosed assets	890	890	–	–	890

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended March 31, 2008 and 2007 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Index

Overview

The Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is also affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of service charges, interchange income and ATM fees, fees generated from originating mortgage loans that are sold, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees and other expenses.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These policies are important in understanding management’s discussion and analysis. Some of the Company’s accounting policies require the Company to make estimates and judgments regarding uncertainties that may affect the reported amounts of assets, liabilities, revenues and expenses.

The Company has identified five accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, investments, valuation allowances, goodwill and the impairment of long-lived assets. In many cases, there are several alternative judgments that could be used in the estimation process. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the quarter ended March 31, 2008.

•
The Company reported net income for the quarter ended March 31, 2008 of $2.2 million compared to $2.4 million for the quarter ended March 31, 2007. Earnings per share on a fully diluted basis were $0.19 for the first quarter of 2008 compared to $0.21 for the first quarter of 2007.

•
Nonperforming assets, which includes loans on nonaccrual and other real estate owned, decreased to 0.33% of total assets at the end of March 2008 compared to 0.50% at the end of December 2007 and 0.63% at the end of March 2007. In addition, past due loans declined to 0.82% of total loans at the end of March 2008 compared to 0.98% at the end of December 2007 and 1.58% at the end of March 2007. Allowance for loan losses totaled 1.18% of total loans at the end of March 2008 compared to 1.32% at the end of March 2007. The allowance for loan losses as a percent of nonperforming loans was 319% at end of the first quarter 2008 compared to 184% at the end of the first quarter 2007.

•
The provision for loan losses for the quarter ended March 31, 2008 was $565 thousand compared to $337 thousand for the quarter ended March 31, 2007. The difference in the provision is primarily attributable to the impact of the net increase in total loans from March 31, 2007 to March 31, 2008 of $125.0 million.

Index

•
Net interest income for the first quarter of 2008 increased $186 thousand compared to the first quarter of 2007. This improvement was primarily due to the higher level of average earning assets partially offset by the decline in net interest margin from 3.52% in the quarter ended March 31, 2007 to 3.23% in the quarter ended March 31, 2008. The decline in the net interest margin is a result of the 3.00% reduction in the prime rate over the last twelve months.

•
In the quarter ended March 31, 2008, noninterest income increased $37 thousand compared to the same period one year ago. Mortgage revenue was down $256 thousand from one year ago due to the slower housing market and the Company’s recent decision to focus efforts on other areas of its business that have greater potential to produce positive results in the present economy. On the other hand, service charge income, bank card income, and brokerage income increased a combined $218 thousand compared to the first quarter of 2007.

•
Noninterest expense increased 4.0% to $9.6 million in the quarter ended March 31, 2008, from $9.2 million in the quarter ended March 31, 2007. Employment and occupancy cost were flat when compared to the first quarter of 2007. Other noninterest expense increased primarily from increases in equipment expense of $132 thousand and professional fees of $187 thousand. The increase in equipment expense was due to equipment upgrades and increased maintenance cost.

Financial Condition

Total consolidated assets of the Company at March 31, 2008 were $1.58 billion, a 3.8% increase over total assets of $1.52 billion at December 31, 2007, an increase of $57.7 million. The increase in total consolidated assets for the three months ended March 31, 2008 is primarily due to a $55.4 million increase in the Bank’s loan portfolio, net of the allowance for loan losses, since December 31, 2007. Total deposits as of March 31, 2008 were $1.15 billion, which represents growth of $52.2 million from December 31, 2007.

Total earning assets were $1.42 billion at March 31, 2008 compared to $1.36 billion at December 31, 2007. Earning assets represented 90.1% and 89.8% of total assets as of March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, investment securities were $258.1 million, compared to $259.1 million at December 31, 2007. Interest-earning cash, federal funds sold and short term investments were $10.6 million at March 31, 2008 compared to $7.8 million at December 31, 2007.

The allowance for loan losses as of March 31, 2008 and December 31, 2007 was flat at $13.6 million, representing approximately 1.18% and 1.24%, respectively, of total loans as of both dates. Management believes that the amount of the allowance is adequate to absorb the estimated losses inherent in the current loan portfolio. See “Asset Quality” below for further discussion of the allowance for loan losses.

Total deposits as of March 31, 2008 were $1.15 billion, an increase of $52.2 million, or 4.8%, from December 31, 2007. The increase was primarily due to a $26.4 million increase in demand deposit accounts, and a $55.5 million increase in CDs partially offset by a $29.7 million decrease in money market deposits. Total time deposits represented 57.2% of total deposits at March 31, 2008 compared to 54.9% at December 31, 2007.

Total consolidated shareholders’ equity was $168.0 million as of March 31, 2008, an increase of $3.7 million from December 31, 2007. Retained earnings increased by $1.3 million, reflecting $2.2 million of net income for the three months ended March 31, 2008 less $0.9 million of dividends declared during the three months ended March 31, 2008. Accumulated other comprehensive loss, which represents the unrealized gains and losses on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, was $1.9 million and $0.2 million as of March 31, 2008 and December 31, 2007, respectively. The increase is due to the derivatives being in the money from the decline in the prime rate. See Item 1. Financial Statements – Condensed Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Index

Results of Operations

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007

For the quarter ended March 31, 2008, the Company reported net income of $2.2 million, or $0.19 per diluted share, compared to net income of $2.4 million, or $0.21 per diluted share, for the quarter ended March 31, 2007. Net income decreased by $217 thousand, primarily due to the $228 thousand increase in the provision for loan losses and the $369 thousand increase in noninterest expense in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Partially offsetting these increased costs was a $186 thousand increase in net interest income.

Net interest income increased $186 thousand, or 1.7%, from $10.7 million for the quarter ended March 31, 2007, to $10.9 million for the quarter ended March 31, 2008. Average earning assets increased $114.5 million to $1.4 billion for the quarter ended March 31, 2008 from $1.3 billion for the quarter ended March 31, 2007. Average interest-bearing liabilities increased $102.2 million to $1.3 billion for the quarter ended March 31, 2008 from $1.2 billion for the quarter ended March 31, 2007. The net interest margin on a fully taxable equivalent basis decreased by 29 basis points (“bps”) to 3.23% for the quarter ended March 31, 2008 from 3.52% for the quarter ended March 31, 2007. The earned yield on average interest-earning assets was 6.60% and 7.43% for the quarter ended March 31, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods was 3.76% and 4.36%, respectively. The decline in the net interest margin is a result of the 3.00% reduction in the prime rate over the last twelve months, and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are linked to prime, while the Company’s interest-bearing deposits are impacted more by rates paid by competitors on time deposits.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index

CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2008, March 31, 2007, and December 31, 2007
Tax Equivalent Basis (1)

	1st Quarter 2008			1st Quarter 2007			4th Quarter 2007
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$986,205	$16,777	6.82%	$852,128	$16,756	7.97%	$933,847	$17,820	7.57%
Consumer	46,700	910	7.81	30,822	652	8.58	43,042	895	8.25
Home equity	79,564	1,321	6.66	82,298	1,727	8.51	78,221	1,547	7.85
Residential mortgages	30,259	491	6.51	47,235	748	6.42	35,691	572	6.36
Total loans	1,142,728	19,499	6.84	1,012,483	19,883	7.96	1,090,801	20,834	7.58
Investment securities (3)	256,538	3,590	5.61	243,732	3,303	5.50	242,272	3,347	5.48
Federal funds sold and other interest on short-term investments	8,079	55	2.72	36,596	485	5.37	14,654	170	4.59
Total interest earning assets	1,407,345	$23,144	6.60%	1,292,811	$23,671	7.43%	1,347,727	$24,351	7.17%
Cash and due from banks	26,232			27,593			27,617
Other assets	136,071			130,126			130,340
Allowance for loan losses	(13,662)			(13,296)			(13,121)
Total assets	$1,555,986			$1,437,234			$1,492,563

Liabilities and Equity
Savings deposits	$30,382	$46	0.61%	$34,370	$42	0.50%	$32,800	$56	0.68%
Interest-bearing demand deposits	333,108	1,855	2.23	342,814	2,922	3.46	350,580	2,750	3.11
Time deposits	657,609	7,171	4.37	600,865	7,042	4.75	568,604	7,124	4.97
Total interest-bearing deposits	1,021,099	9,072	3.56	978,049	10,006	4.15	951,984	9,930	4.14
Borrowed funds	171,645	2,022	4.73	113,686	1,503	5.36	156,853	2,009	5.08
Subordinated debt	30,930	526	6.82	30,930	586	7.68	30,930	593	7.61
Repurchase agreements and fed funds purchased	35,563	189	2.13	34,328	357	4.22	38,499	339	3.49
Total interest-bearing liabilities	1,259,237	$11,809	3.76%	1,156,993	$12,452	4.36%	1,178,266	$12,870	4.33%
Noninterest-bearing deposits	118,007			106,369			114,454
Other liabilities	11,132			10,581			33,621
Total liabilities	1,388,376			1,273,943			1,326,341
Shareholders’ equity	167,610			163,291			166,222
Total liabilities and shareholders’ equity	$1,555,986			$1,437,234			$1,492,563

Net interest spread (4)			2.83%			3.07%			2.84%
Tax equivalent adjustment		$426			$496			$511
Net interest income and net interest margin (5)		$11,335	3.23%		$11,219	3.52%		$11,480	3.38%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 38%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Interest income on loans decreased from $19.9 million for the quarter ended March 31, 2007 to $19.5 million for the quarter ended March 31, 2008. The decrease is primarily due to lower loan yields, which decreased from 7.96% in the quarter ended March 31, 2007 to 6.84% in the quarter ended March 31, 2008, the effect of which was partially offset by higher average loan balances, which increased by $130.2 million. The Company’s prime rate was 5.25% as of March 31, 2008 and 8.25% as of March 31, 2007. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the loan portfolio. This swap increased the loan interest income by 4 bp or $0.4 million in the quarter ended March 31, 2008, whereas for the quarter ended March 31, 2007 the swap decreased loan interest income by 0.5 bp or $0.1 million.

Interest income on investment securities increased from $2.8 million for the quarter ended March 31, 2007 to $3.2 million for the quarter ended March 31, 2008. The increase is primarily due to a $12.8 million increase in average balances outstanding between the periods. The yield on investment securities on a fully tax equivalent basis increased from 5.50% for the quarter ended March 31, 2007 to 5.61% for the quarter ended March 31, 2008.

Interest expense on deposits decreased from $10.0 million for the quarter ended March 31, 2007 to $9.1 million for the quarter ended March 31, 2008. The decrease is primarily due to decrease in average deposit rates from 4.15% for the quarter ended March 31, 2007 to 3.56% for the quarter ended March 31, 2008. For time deposits, which represented 64.4% and 61.4% of total average interest-bearing deposits for the quarters ended March 31, 2008 and 2007, respectively, the average rate decreased from 4.75% for the quarter ended March 31, 2007 to 4.37 % for the quarter ended March 31, 2008, reflective of the decreasing rate environment.

Interest expense on borrowings increased from $2.4 million for the quarter ended March 31, 2007 to $2.7 million for the quarter ended March 31, 2008, primarily due to a $59.1 million increase in average borrowings partially offset by lower borrowing rates in the quarter ended March 31, 2008. The rate on average borrowings including subordinated debentures for the quarter ended March 31, 2008 was 4.61%, compared to 5.48% for the quarter ended March 31, 2007. In July of 2003, the Bank entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was an increase in interest expense of $43 thousand and $124 thousand for the quarters ended March 31, 2008 and 2007, respectively.

For the quarter ended March 31, 2008, the provision for loan losses was $565 thousand compared to a provision of $337 thousand for the quarter ended March 31, 2007. The increase in the provision for loan losses reflects the $124.8 million increase in total loans from $1.0 billion to $1.2 billion for the quarters ended March 31, 2007 and 2008, respectively. Net charge-offs for the quarter ended March 31, 2008 were $573 thousand, or 0.05% of average loans, compared to net charge-offs of $153 thousand or 0.015% of average loans for the quarter ended March 31, 2007. Total nonperforming assets and past due loans decreased from $9.3 million and $16.2 million, respectively, as of March 31, 2007 to $5.1 million and $9.4 million, respectively, as of March 31, 2008. Past due loans consist of all loans past due 30 days or more.

Noninterest income for the quarters ended March 31, 2008 and March 31, 2007 was flat at $2.2 million. Service charges and other fees increased $82 thousand, primarily due to an increase in non-sufficient fund fees partially offset by lower miscellaneous charges. Mortgage fees and revenues decreased $256 thousand, which reflects the Company’s decision to de-emphasize this business line. Brokerage fees and Bank card services increased $53 thousand and $83 thousand, respectively. Bank owned life insurance increased $105 thousand, mainly due to proceeds from a life insurance policy on a former board member who passed away during the quarter. In the quarter ended March 31, 2008 noninterest income includes a $71 thousand gain on sale of securities, $31 thousand of which was the result of bonds called by the issuers, and $40 thousand of which was from the sale of callable agency bonds, which were reinvested for interest rate risk management purposes. Other miscellaneous noninterest income decreased from $269 thousand for the quarter ended March 31, 2007 to $168 thousand for the quarter ended March 31, 2008 from a lower gain on the sale of collateral in 2008.

Noninterest expense for the quarter ended March 31, 2008 was $9.6 million compared to $9.2 million for the quarter ended March 31, 2007. Salaries and employee benefits, representing the largest noninterest expense category, was flat at $5.0 million for both quarters. Occupancy expenses, the second largest component of noninterest expense, was also flat at $1.0 million for the quarters. Furniture and equipment expenses for the quarter ended March 31, 2008 increased $132 thousand from the same period in 2007, primarily due to higher maintenance expenses. Data processing and telecommunications expenses for the quarter ended March 31, 2008 increased $44 thousand from the same period in 2007, primarily due to the Company’s implementation of an internet-based phone system, which increased network expenses but reduced telecommunication costs.

Index

Advertising expenses and office expenses increased $17 thousand and $32 thousand, respectively, for the quarter ended March 31, 2008 from the same period in 2007, mainly due to the production and mailing of brochures about the Company’s new products and services. Professional fees increased $187 thousand for the quarter ended March 31, 2008 from the same period in 2007, however the 2007 quarter expenses were lower than the Company’s normal run rate for professional fees. In the first quarter of 2008, business development and travel expenses increased $20 thousand over the first quarter of 2007, predominantly due to the higher costs of mileage and the annual employee meeting. The amortization of deposit premiums paid on prior acquisitions continued to decrease, and the Company incurred lower loan handling costs than in the first quarter of 2007 as the result of the liquidation of some of its other real estate owned during the quarter ended March 31, 2008. Directors’ fees for the quarter ended March 31, 2008 were comparable to the same period in 2007, while there was a small increase in insurance expenses. Other expenses for the quarter ended March 31, 2008 increased $72 thousand from the same period in 2007, primarily due to miscellaneous charge-offs and deposit fraud losses.

Income tax expense for the quarters ended March 31, 2008 and 2007 was $0.8 million and $1.0 million, respectively. The Company’s effective tax rate for the quarter ended March 31, 2008 was 26.9 % compared to 28.6% for the quarter ended March 31, 2007. The decrease in the effective tax rate is due in part to the life insurance proceeds received in 2008, as well as to a $55 thousand increase in tax-exempt income for the quarter ended March 31, 2008 compared to the same period in 2007.

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

The Company estimates the amount of allowance needed to cover losses inherent in the portfolio by applying a loss allowance factor to each risk grade. Unless identified as an at-risk loan, consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Bank’s historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb losses inherent in the loan portfolio as of the balance sheet date presented.

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750 thousand, including all related loans, as well as all loans management has identified as impaired. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $13.6 million allowance for loan losses as of March 31, 2008, $3.0 million has been allocated to specific loans, including loans considered to be impaired. As of March 31, 2008 and December 31, 2007, there were $23.8 million and $16.4 million, respectively, of specific impaired loans with balances greater than $750 thousand. As of March 31, 2008 and December 31, 2007, there were $1.5 million and $1.7 million, respectively, of impaired loans with balances less than $750 thousand. As of March 31, 2008 and December 31, 2007, $0.4 million and $0.2 million, respectively, are included in the allowance for loan losses for impaired loans less than $750 thousand. At March 31, 2008 and December 31, 2007, there were no impaired loans that did not have an allowance for loan losses.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by management. The loan reviews include the accumulation of related data on loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans at March 31, 2008 include $1.6 million related to a developer who has been accused by the North Carolina Attorney General of engaging in fraudulent marketing and financing practices in Western North Carolina. The Company has established a specific loan loss allocation of $1.2 million for this exposure, which management believes is adequate.

Index

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $565 thousand for the quarter ended March 31, 2008 compared to a provision for the quarter ended March 31, 2007 of $337 thousand. The increase in the provision was primarily due to the loan growth during the quarter ended March 31, 2008. In the second quarter of 2007, the Company revised its estimation methodology to take into consideration the Company’s historical loss experience and utilizes a greater dispersion of risk rating classifications based on the collateral backing of the loans.

Past due loans as a percentage of average loans decreased from 0.99% at December 31, 2007 to 0.82% at March 31, 2008. Nonperforming loans, which includes all loans past due greater than 90 days or in nonaccrual status, as a percentage of total loans, decreased from 0.72% at March 31, 2007 to 0.37% at March 31, 2008. Nonperforming assets as a percentage of total assets were 0.33% and 0.63% at March 31, 2008 and March 31, 2007, respectively. Management believes the allowance for loan losses as of March 31, 2008 is adequate to absorb the inherent losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.

At March 31, 2008, nonperforming loans were $4.3 million, a decrease of $1.7 million from December 31, 2007. The majority of the Company’s nonperforming loans are secured by real estate, and to a lesser extent the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans at March 31, 2008.

The following table presents an analysis of changes in the allowance for loan losses for the three month periods ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
(Dollars in thousands)

Allowance for loan losses, beginning of period	$13,571	$13,347
Net charge-offs:
Loans charged off:
Commercial	678	71
Consumer	593	50
Home equity lines	–	25
Mortgage	–	17
Total charge-offs	1,271	163
Recoveries of loans previously charged off:
Commercial	661	–
Consumer	35	8
Home equity lines	1	2
Mortgage	1	–
Total recoveries	698	10
Total net charge-offs	573	153
Loss provision charged to operations	565	337
Allowance for loan losses, end of period	$13,563	$13,531

Net charge-offs to average loans during the period (annualized)	0.05%	0.06%
Allowance as a percent of gross loans	1.18%	1.32%

The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance for loan losses, it is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

Index

The following table presents an analysis of nonperforming assets as of March 31, 2008, March 31, 2007, and December 31, 2007.

	March 31, 2008	March 31, 2007	December 31, 2007
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial	$2,919	$5,725	$4,489
Construction	230	–	562
Consumer	61	241	28
Home equity lines	579	433	397
Mortgage	463	957	506
Total nonperforming loans	4,252	7,356	5,982
Foreclosed property held	890	1,961	1,571
Total nonperforming assets	$5,142	$9,317	$7,553

Nonperforming loans to total loans	0.37%	0.72%	0.55%
Nonperforming assets to total assets	0.33%	0.63%	0.50%
Allowance coverage of nonperforming loans	319%	184%	227%

Foreclosed property decreased to $890 thousand at March 31, 2008 from $1.6 million at December 31, 2007. The decrease was primarily due to the disposition of certain foreclosed commercial and residential properties. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or net realizable fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset and Liability Committee of the Bank’s Board of Directors. The Company had $43.3 million in its most liquid assets, cash and cash equivalents as of March 31, 2008. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital, which totaled $1.0 billion at both March 31, 2008 and December 31, 2007, funded 66.2% of total assets at March 31, 2008 compared to 67.9% at December 31, 2007. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. During the quarter ended March 31, 2008, the Company repurchased 166 shares at a weighted average price of $11.01 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2008 and the minimum requirements are presented in the following table.

Index

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

2008
Total capital (to risk-weighted assets)	$146,732	10.88%	$134,837	10.00%
Tier I capital (to risk-weighted assets)	132,870	9.85	80,902	6.00
Tier I capital (to average assets)	132,870	8.91	74,530	5.00

2007
Total capital (to risk-weighted assets)	$144,540	11.36%	$127,205	10.00%
Tier I capital (to risk-weighted assets)	130,671	10.27	76,323	6.00
Tier I capital (to average assets)	130,671	9.16	71,339	5.00

Shareholders’ equity was $168.0 million, or $14.95 per share, at March 31, 2008. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2007 to March 31, 2008.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. During the course of their evaluation, the officers discovered that, as a result of human error, the Company failed to file a Form 8-K pursuant to Item 5.01 (Departure of Directors or Certain Officers; Elections of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) in connection with the adoption of its Annual Incentive Plan. As a result, management has implemented further training of relevant Company personnel regarding Form 8-K triggers and the timing related thereto. Based upon that evaluation, the CEO and CFO concluded that, as of the period covered by the report, the Company’s disclosure controls and procedures are effective in that they provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

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

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of the Company’s or its subsidiaries’ property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or condition.

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

Any of the latter three scenarios could require us to charge-off a higher percentage of loans and/or increase provisions for credit losses, which would reduce our net income. For an analysis of our recent charge off experience, please refer to the “Assets” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

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

Index

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

A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. Loan defaults result in a decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted loan plus the legal costs incurred in pursuing our legal remedies. No assurance can be given that recent market conditions will not result in our need to increase loan loss reserves or charge off a higher percentage of loans, thereby reducing net income.

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

Index

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

We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation/Human Resources Committees, our CEO, our CFO and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended March 31, 2008 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Index

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

January 1, 2008 – January 24, 2008	66	$12.70	66	265,215	(1)
January 25, 2008 – January 31, 2008	–	–	–	1,000,000	(2)
February 1, 2008 – February 29, 2008	–	–	–	1,000,000
March 1, 2008 – March 31, 2008	100	$9.90	100	999,900

(1)
The 66 shares were repurchased under the repurchase program in effect up until January 24, 2008, which had previously been approved on February 23, 2006 with an expiration date of February 23, 2008. The Company was authorized to repurchase (in the open market or in any private transaction), up to 1.0 million shares of the Company’s outstanding common stock. This repurchase program was terminated and replaced with a new repurchase program approved before the Company’s Board of Directors on January 24, 2008.

(2)
On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1	Summary of Material Terms of the Capital Bank Annual Incentive Plan
Exhibit 10.2	Employment Agreement among the Company, Capital Bank and David C. Morgan dated January 25, 2008, incorporated by reference from the Current Report on Form 8-K filed January 31, 2008

Exhibit 10.3	Employment Agreement among the Company, Capital Bank and Michael R. Moore dated January 31, 2008, incorporated by reference from the Current Report on Form 8-K filed January 31, 2008

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index

Exhibit 31.2	Certification of Michael R. Moore pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Exhibit 32.2
Certification of Michael R. Moore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 8th day of May 2008.

CAPITAL BANK CORPORATION

By: /s/ Michael R. Moore
Michael R. Moore
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1	Summary of Material Terms of the Capital Bank Annual Incentive Plan
Exhibit 10.2	Employment Agreement among the Company, Capital Bank and David C. Morgan dated January 25, 2008, incorporated by reference from the Current Report on Form 8-K filed January 31, 2008

Exhibit 10.3	Employment Agreement among the Company, Capital Bank and Michael R. Moore dated January 31, 2008, incorporated by reference from the Current Report on Form 8-K filed January 31, 2008

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Michael R. Moore pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Exhibit 32.2
Certification of Michael R. Moore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Index