Form 10-Q
period 2008-06-30
CAPITAL BANK CORP
filed 2008-08-08
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

As of August 8, 2008 there were 11,227,085 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended June 30, 2008

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Assets
Cash and due from banks:
Interest earning	$10,377	$7,815
Noninterest earning	32,257	32,347
Federal funds sold and short term investments	18	10
Total cash and cash equivalents	42,652	40,172
Investment securities – available for sale, at fair value	240,940	249,094
Investment securities – held to maturity, at amortized cost	5,528	10,022
Loans – net of unearned income and deferred fees	1,178,157	1,095,107
Allowance for loan losses	(13,910)	(13,571)
Net loans	1,164,247	1,081,536
Premises and equipment, net	24,726	23,863
Bank-owned life insurance	21,952	21,589
Goodwill and deposit premium, net	62,831	63,345
Deferred income tax	7,198	5,829
Accrued interest receivable	6,479	7,789
Other assets	15,481	14,364
Total assets	$1,592,034	$1,517,603

Liabilities
Deposits:
Demand, noninterest bearing	$116,987	$114,780
Savings and interest bearing checking	187,940	151,698
Money market deposit accounts	199,839	229,560
Time deposits less than $100,000	420,168	370,416
Time deposits $100,000 and greater	257,681	232,244
Total deposits	1,182,615	1,098,698
Repurchase agreements and federal funds purchased	30,297	45,295
Borrowings	171,000	163,347
Subordinated debentures	30,930	30,930
Other liabilities	11,461	15,033
Total liabilities	1,426,303	1,353,303

Commitments and contingencies

Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; 11,229,085 and 11,169,777 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	136,781	136,154
Retained earnings	30,567	27,985
Accumulated other comprehensive (loss) income	(1,617)	161
Total shareholders’ equity	165,731	164,300
Total liabilities and shareholders’ equity	$1,592,034	$1,517,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2008	2007	2008	2007

Interest income:
Loans and loan fees	$18,111	$20,519	$37,610	$40,402
Investment securities:
Taxable interest income	2,216	1,842	4,434	3,768
Tax-exempt interest income	805	810	1,634	1,584
Dividends	118	106	235	213
Federal funds and other interest income	33	290	88	775
Total interest income	21,283	23,567	44,001	46,742
Interest expense:
Deposits	8,026	9,918	17,098	19,924
Borrowings and repurchase agreements	2,329	2,403	5,066	4,849
Total interest expense	10,355	12,321	22,164	24,773
Net interest income	10,928	11,246	21,837	21,969
Provision (credit) for loan losses	850	(91)	1,415	246
Net interest income after provision (credit) for loan losses	10,078	11,337	20,422	21,723
Noninterest income:
Service charges and other fees	1,237	929	2,196	1,806
Mortgage fees and revenues	354	568	626	1,096
Brokerage fees	245	150	401	253
Bank card services	354	254	653	470
Net gain on sale of securities	69	–	140	–
Bank-owned life insurance	260	208	562	405
Other	455	275	623	544
Total noninterest income	2,974	2,384	5,201	4,574
Noninterest expense:
Salaries and employee benefits	5,326	5,198	10,362	10,240
Occupancy	996	1,035	1,954	1,991
Furniture and equipment	793	647	1,540	1,262
Data processing and telecommunications	528	397	960	785
Advertising	205	300	520	598
Office expenses	315	386	680	719
Professional fees	281	422	651	605
Business development and travel	340	344	673	657
Amortization of deposit premiums	257	300	514	600
Miscellaneous loan handling costs	224	112	318	298
Directors fees	132	229	399	497
Insurance	103	87	198	177
FDIC deposit insurance	181	77	228	127
Other	287	323	576	537
Total noninterest expense	9,968	9,857	19,573	19,093
Net income before tax expense	3,084	3,864	6,050	7,204
Income tax expense	869	1,188	1,668	2,144
Net income	$2,215	$2,676	$4,382	$5,060

Earnings per share – basic	$0.20	$0.23	$0.39	$0.44
Earnings per share – diluted	$0.20	$0.23	$0.39	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income (Loss)	Retained Earnings	Total
(Dollars in thousands except per share data)

Balance at January 1, 2007	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Repurchase of outstanding common stock	(2,386)	(41)	–	–	(41)
Issuance of common stock for options exercised	35,597	441	–	–	441
Noncash compensation	32,329	497	–	–	497
Net income	–	–	–	5,060	5,060
Other comprehensive loss	–	–	(3,403)	–	(3,403)
Comprehensive income					1,657
Dividends ($0.16 per share)	–	–	–	(1,833)	(1,833)
Balance at June 30, 2007	11,459,530	$140,381	$(4,960)	$26,981	$162,402

Balance at January 1, 2008	11,169,777	$136,154	$161	$27,985	$164,300
Repurchase of outstanding common stock	(8,166)	(74)	–	–	(74)
Issuance of common stock for options exercised	15,591	103	–	–	103
Issuance of common stock for services	27,883	295	–	–	295
Noncash compensation	24,000	295	–	–	295
Stock option expense	–	8	–	–	8
Net income	–	–	–	4,382	4,382
Unrealized loss on securities, net of tax of $1,326	–	–	(2,113)	–	(2,113)
Unrealized gain related to cash flow hedge, net of tax of $210	–	–	335	–	335
Comprehensive income					2,604
Dividends ($0.16 per share)	–	–	–	(1,800)	(1,800)
Balance at June 30, 2008	11,229,085	$136,781	$(1,617)	$30,567	$165,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net income	$4,382	$5,060
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deposit premium	514	600
Depreciation	1,383	1,222
Net gains on sale of securities available for sale	(140)	–
Increase in cash surrender value of BOLI	(363)	(413)
Loss on disposal of premises, equipment and real estate owned	70	18
Net funding of held-for-sale loans	–	(3,868)
Amortization of premium/discount on securities, net	57	50
Deferred income tax benefit	(253)	(163)
Issuance of stock for compensation	295	497
Stock option expense	8	–
Provision for loan losses	1,415	246
Changes in assets and liabilities:
Accrued interest receivable and other assets	(170)	1,477
Accrued interest payable and other liabilities	(1,923)	(863)
Net cash provided by operating activities	5,275	3,863

Cash flows from investing activities:
Loan originations, net of principal repayments	(85,006)	(11,126)
Additions to premises and equipment	(2,491)	(2,323)
Proceeds from sales of premises, equipment and real estate owned	1,963	71
Net (purchases) sales of FHLB and Silverton Bank stock	(483)	931
Purchase of securities available for sale	(47,036)	(24,020)
Proceeds from principal repayments/calls/maturities of available for sale	52,320	15,388
Proceeds from principal repayments/calls/maturities of securities held to maturity	4,491	516
Net cash used in investing activities	(76,242)	(20,563)
(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Cash flows from financing activities:
Net increase in deposits	$83,917	$17,770
Net (decrease) increase in repurchase agreements	(9,603)	5
Proceeds from borrowings	158,000	56,000
Principal repayments of borrowings	(152,000)	(56,010)
Net repayments of federal funds borrowed	(5,395)	–
Dividends paid	(1,796)	(1,601)
Issuance of common stock for options and other plans	398	441
Repurchase of common stock	(74)	(41)
Net cash provided by financing activities	73,447	16,564

Net change in cash and cash equivalents	2,480	(136)
Cash and cash equivalents at beginning of period	40,172	54,332
Cash and cash equivalents at end of period	$42,652	$54,196

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$880	$645
Dividends payable	$898	$916
Cash paid for:
Income taxes	$1,971	$2,720
Interest	$22,498	$17,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, valuation of investments, and tax assets, liabilities and expense. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect of SFAS No. 162, but does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS No. 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of SFAS No. 141R to any business acquisition which occurs on or after the date the standard becomes effective.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the provisions of SFAS No. 160 and assessing the impact it may have on the Company.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Options for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. At this time, the Company does not expect to elect the fair value option as outlined in the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. On January 1, 2008, the Company adopted SFAS No. 157, which has not had a material impact on the Company’s financial condition or results of operations. See Part I – Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements – Note 9. Fair Value Measurement for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for fiscal years ending after December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending after December 31, 2008. The Company is currently evaluating the effect of the additional provisions of SFAS No. 158, but does not expect adoption of the additional provisions to have a material impact on the Company’s financial condition or results of operations.

2.      Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s other comprehensive income for the six month periods ended June 30, 2008 and 2007 are as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited).

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows:

Three Month Period Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Unrealized losses on available-for-sale securities	$(4,368)	$(4,766)
Unrealized loss on change in fair value of cash flow hedge	(1,308)	(877)
Income tax benefit	2,188	2,176
Other comprehensive loss	$(3,488)	$(3,467)

Six Month Period Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Unrealized losses on available-for-sale securities	$(3,439)	$(4,516)
Unrealized gain (loss) on change in fair value of cash flow hedge	545	(942)
Income tax benefit	1,116	2,055
Other comprehensive loss	$(1,778)	$(3,403)

3.      Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following table provides a computation and reconciliation of basic and diluted EPS for the three and six month periods ended June 30, 2008 and 2007, respectively.

Three Month Period Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Income available to shareholders – basic and diluted	$2,215	$2,676
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,310,393	11,503,441
Incremental shares from assumed exercise of stock options	13,115	70,669
Weighted average number of shares outstanding – diluted	11,323,508	11,574,110

For the three month periods ended June 30, 2008 and 2007, options to purchase approximately 90,411 shares and 299,368 shares, respectively, of common stock were used in the diluted calculation. For the three month periods ended June 30, 2008 and 2007, options to purchase 281,573 shares and 63,750 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Month Period Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Income available to shareholders – basic and diluted	$4,382	$5,060
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,299,923	11,498,125
Incremental shares from assumed exercise of stock options	14,655	75,507
Weighted average number of shares outstanding – diluted	11,314,578	11,573,632

For the six month periods ended June 30, 2008 and 2007, options to purchase approximately 100,911 shares and 299,368 shares, respectively, of common stock were used in the diluted calculation. For the six month periods ended June 30, 2008 and 2007, options to purchase 271,073 shares and 63,750 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

4.      Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors, of which 608,700 have been granted, with 287,600 remaining outstanding as of June 30, 2008. In addition, there were 566,071 options, which were assumed under various plans from previously acquired financial institutions, of which 84,384 remain outstanding.

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of the total director’s fees. Each participant is fully vested in his or her account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s discretion). The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. Accordingly, changes in the Company’s stock price affect the amount of expense recognized during the period. For the six month periods ended June 30, 2008 and 2007, the Company recognized a reduction to noninterest expense for $151 thousand and $47 thousand, respectively, related to the Deferred Compensation Plan.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the six months ended June 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(Dollars in thousands)

Outstanding at January 1, 2008	384,075	$12.09
Granted	3,500	10.42
Exercised	(15,591)	6.62
Terminated	–
Outstanding at June 30, 2008	371,984	$12.79	4.25	$121

Options exercisable at June 30, 2008	318,284	$12.38	3.42	$121

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about the Company’s stock options at June 30, 2008.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	80,631	1.88	80,631
$9.01 – $12.00	91,202	3.41	87,702
$12.01 – $15.00	49,750	3.33	33,750
$15.01 – $18.00	96,151	6.24	61,951
$18.01 – $18.37	54,250	6.49	54,250
	371,984	4.25	318,284

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

5.      Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008.

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
Municipal bonds and other	$63,153	$2,201	$5,987	$402	$69,140	$2,603
Mortgage-backed securities	112,960	2,466	8,585	460	121,545	2,926
	176,113	4,667	14,572	862	190,685	5,529
Held to Maturity
Municipal bonds and other	$298	$2	$–	$–	$298	$2
Mortgage-backed securities	2,425	74	2,592	136	5,017	210
	2,723	76	2,592	136	5,315	212
Total at June 30, 2008	$178,836	$4,743	$17,164	$998	$196,000	$5,741

The unrealized losses on the Company’s investments were primarily the result of interest rate changes. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

6.      Loans

The composition of the loan portfolio by loan classification at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Commercial	$688,869	$640,355
Construction	339,121	301,799
Consumer	11,560	12,788
Home equity	81,557	79,361
Residential mortgages	56,708	60,596
	1,177,815	1,094,899
Plus deferred loan costs, net	342	208
	$1,178,157	$1,095,107

There were no loans held for sale at June 30, 2008 or December 31, 2007.

7.      Assets Held for Sale

On May 21, 2008, the Company entered into an agreement with NewBridge Bank, a wholly-owned subsidiary of NewBridge Bancorp, pursuant to which NewBridge Bank will purchase the Company’s branch located in Greensboro, North Carolina. The divestiture, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed in the third quarter of 2008.

The Company classifies assets, and related liabilities, as held for sale when it has committed to a plan to sell the assets, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on the current condition and sales price of the assets. Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs, and depreciation is discontinued. Assets and liabilities held for sale related to the pending branch divestiture are $5.1 million and $12.8 million, respectively, as of June 30, 2008.

8.      Financial Instruments with Off-Balance-Sheet Risk

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

The Company’s exposure to off-balance-sheet credit risk as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$291,552	$301,089
Standby letters of credit	8,834	7,697
Total commitments	$300,386	$308,786

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

9.      Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS No. 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Securities, Available for Sale
Investment securities, available for sale, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Investment securities, held to maturity, are recorded at amortized cost, not at fair value.

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of June 30, 2008 the Company’s derivative instruments consist solely of interest rate swaps.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. The Company has no loans held for sale as of June 30, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $4.4 million at June 30, 2008 with specific loss allowances aggregating $1.7 million at that date.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $0.7 million at June 30, 2008.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in Thousands)

Investment securities	$1,103	$239,837	$–	$240,940
Fair value interest rate swaps	–	1,015	–	1,015
Cash flow interest rate swaps	–	2,495	–	2,495

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in Thousands)

Loans held for sale	$–	$–	$–	$–
Loans	–	–	1,164,247	1,164,247
Foreclosed assets	–	–	663	663

10.           Redeemable Common Stock

The Company maintains the Capital Bank 401(k) Retirement Plan (the “Plan”) for the benefit of its employees, through which participants can elect to purchase Company common stock at market prices. In prior years, the Company had registered 50,000 shares of its common stock with the Securities and Exchange Commission (“SEC”) to be available for issuance under the Plan. The Company recently determined that it may have inadvertently failed to register with the SEC the issuance of shares under the Plan in excess of the number previously registered. The Company common stock held in the Plan is not purchased from the Company; rather, the plan trustee accumulates plan contributions that are then used to purchase Company common stock in open market transactions. Nevertheless, because the Company sponsors the Plan, the Company may have been required to register with the SEC all transactions in the Plan related to shares of its common stock.

As a result, certain purchasers of common stock pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. As of June 30, 2008 and December 31, 2007, the Company had common shares subject to potential rescission rights that are considered redeemable common stock, because the redemption features are not within the control of the Company. The balance of redeemable common stock at June 30, 2008 and December 31, 2007, however, is not considered material for separate classification on the condensed consolidated balance sheets. These shares have always been treated as outstanding for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended June 30, 2008 and 2007 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the quarter ended June 30, 2008.

•
The Company reported net income for the quarter ended June 30, 2008 of $2.2 million compared to $2.7 million for the quarter ended June 30, 2007. Earnings per share on a fully diluted basis were $0.20 for the second quarter of 2008 compared to $0.23 for the second quarter of 2007. The Company reported net income for the six months ended June 30, 2008 of $4.4 million compared to $5.1 million for the six months ended June 30, 2007. Earnings per share on a fully diluted basis were $0.39 for the first half of 2008 compared to $0.44 for the first half of 2007.

Index
•
Nonperforming assets, which includes loans on nonaccrual and other real estate owned, decreased to 0.37% of total assets at the end of June 2008 compared to 0.50% at the end of December 2007 and 0.59% at the end of June 2007. In addition, past due loans declined to 0.78% of total loans at the end of June 2008 compared to 0.98% at the end of December 2007 and 1.27% at the end of June 2007. Allowance for loan losses totaled 1.18% of total loans at the end of June 2008 compared to 1.24% at the end of December 2007 and 1.31% at the end of June 2007. The allowance for loan losses as a percent of nonperforming loans increased to 267% at end of the second quarter 2008 compared to 227% at the end of the fourth quarter 2007 and 175% at the end of the second quarter 2007.

•
The provision for loan losses for the quarter ended June 30, 2008 was $850 thousand compared to a credit of $91 thousand for the quarter ended June 30, 2007. The provision for loan losses for the six months ended June 30, 2008 was $1.4 million compared to $246 thousand for the six months ended June 30, 2007. The increase in the provision was primarily due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the second quarter of 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies.

•
Net interest income for the second quarter of 2008 decreased $318 thousand compared to the second quarter of 2007. This decrease was primarily due to the decline in net interest margin from 3.65% in the quarter ended June 30, 2007 to 3.18% in the quarter ended June 30, 2008. Net interest income for the first half of 2008 decreased $132 thousand compared to the first half of 2007. This decrease was primarily due to the decline in net interest margin from 3.59% in the six months ended June 30, 2007 to 3.21% in the six months ended June 30, 2008. The decline in the net interest margin is a result of the 3.25% reduction in the prime rate over the last twelve months.

•
In the quarter ended June 30, 2008, noninterest income increased $590 thousand compared to the same period one year ago. Service charges, brokerage fees, and bank card services increased a combined $503 thousand primarily as a result of management’s continued emphasis on increasing income from these sources. For the six month period ended June 30, 2008, noninterest income increased $627 thousand compared to the same period one year ago. Service charges, brokerage fees, and bank card services increased a combined $721 thousand primarily as a result of management’s continued emphasis cited above.

•
Noninterest expense increased $111 thousand in the quarter ended June 30, 2008 from the same quarter one year ago. This increase was partially due to higher FDIC deposit insurance costs of $104 thousand as the regulatory agency increased premiums to cover higher monitoring costs and claims. Noninterest expense increased $480 thousand in the first half of 2008 from the same period one year ago. This increase was partially due to higher FDIC deposit insurance costs of $101 thousand and higher furniture and equipment expense of $278 thousand. The increase in furniture and equipment expense was due to equipment and building upgrades as well as higher maintenance costs.

Financial Condition

Total assets of the Company as of June 30, 2008 were $1.59 billion, an increase of $74.4 million, or 4.9%, over total assets of $1.52 billion as of December 31, 2007. The increase in total assets for the six months ended June 30, 2008 is primarily due to an $82.7 million increase in the Bank’s loan portfolio, net of allowance for loan losses, since December 31, 2007. Total deposits at June 30, 2008 were $1.18 billion, which represents growth of $83.9 million from December 31, 2007.

Total earning assets were $1.44 billion as of June 30, 2008 compared to $1.36 billion as of December 31, 2007. Earning assets represented 90.1% and 89.8% of total assets as of June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, investment securities were $246.5 million compared to $259.1 million as of December 31, 2007. Interest-earning cash, federal funds sold and short term investments were $10.4 million as of June 30, 2008 compared to $7.8 million as of December 31, 2007.

Allowance for loan losses was $13.9 million as of June 30, 2008 compared to $13.6 million as of December 31, 2007, representing approximately 1.18% and 1.24%, respectively, of total loans as of both dates. Management believes that the allowance balance is adequate to absorb estimated losses inherent in the current loan portfolio. See “Asset Quality” below for further discussion of the allowance for loan losses.

Index
Total deposits as of March 31, 2008 were $1.18 billion, an increase of $83.9 million, or 7.6%, from December 31, 2007. The increase was primarily due to a $38.4 million increase in demand deposit accounts, and a $75.2 million increase in time deposits, partially offset by a $29.7 million decrease in money market deposits. Time deposits represented 57.3% of total deposits at June 30, 2008 compared to 54.9% at December 31, 2007.

Total shareholders’ equity was $165.7 million as of June 30, 2008, an increase of $1.4 million from December 31, 2007. Retained earnings increased by $2.6 million, reflecting $4.4 million of net income for the six months ended June 30, 2008 less $1.8 million of dividends declared during the six months ended June 30, 2008. Accumulated other comprehensive income (loss), which represents the unrealized gains and losses on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, was $(1.6) million and $0.2 million as of June 30, 2008 and December 31, 2007, respectively. The decrease in accumulated other comprehensive income to a loss position for the six months ended June 30, 2008 was due to a decline in fair value of available-for-sale investment securities, partially offset by an increase in fair value of the cash flow hedge. See Item 1. Financial Statements – Condensed Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Results of Operations

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007

For the quarter ended June 30, 2008, the Company reported net income of $2.2 million, or $0.20 per diluted share, compared to net income of $2.7 million, or $0.23 per diluted share, for the quarter ended June 30, 2007. Net income decreased by $461 thousand, primarily due to the $941 thousand increase in the provision for loan losses, partially offset by a $590 thousand increase in noninterest income.

Net interest income decreased $318 thousand, or 2.8%, from $11.2 million for the quarter ended June 30, 2007 to $10.9 million for the quarter ended June 30, 2008. Average earning assets increased $136.7 million to $1.4 billion for the quarter ended June 30, 2008 from $1.3 billion for the quarter ended June 30, 2007. Average interest-bearing liabilities increased $134.5 million to $1.3 billion for the quarter ended June 30, 2008 from $1.1 billion for the quarter ended June 30, 2007. The net interest margin on a fully tax equivalent basis decreased by 47 basis points (“bps”) to 3.18% for the quarter ended June 30, 2008 from 3.65% for the quarter ended June 30, 2007. The earned yield on average interest-earning assets was 6.09% and 7.48% for the quarters ended June 30, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods was 3.24% and 4.30%, respectively. The decline in the net interest margin was primarily a result of the 3.25% reduction in the prime rate over the last twelve months and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are prime-based, while the Company’s interest-bearing deposits are impacted more by competitive rates in the marketplace offered for time deposits.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2008, June 30, 2007 and March 31, 2008
Tax Equivalent Basis (1)

	June 30, 2008			June 30, 2007			March 31, 2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$1,010,809	$15,713	6.23%	$861,872	$17,359	8.08%	$986,205	$16,777	6.82%
Consumer	46,344	869	7.53	31,300	677	8.68	46,700	910	7.81
Home equity	80,842	1,101	5.46	81,736	1,727	8.47	79,564	1,321	6.66
Residential mortgages	28,710	427	5.95	46,609	756	6.51	30,259	491	6.51
Total loans	1,166,795	18,111	6.23	1,021,517	20,519	8.06	1,142,728	19,499	6.84
Investment securities (3)	256,406	3,555	5.55	248,850	3,282	5.29	256,538	3,590	5.61
Federal funds sold and other interest on short-term investments	6,100	33	2.18	22,284	290	5.22	8,079	55	2.72
Total interest-earning assets	1,429,301	$21,699	6.09%	1,292,651	$24,091	7.48%	1,407,345	$23,144	6.60%
Cash and due from banks	26,736			27,489			26,232
Other assets	135,976			129,972			136,071
Allowance for loan losses	(13,656)			(13,528)			(13,662)
Total assets	$1,578,357			$1,436,584			$1,555,986

Liabilities and Equity
Savings deposits	$30,540	$35	0.46%	$33,664	$44	0.52%	$30,382	$46	0.61%
Interest-bearing demand deposits	335,851	1,635	1.95	377,274	3,264	3.47	333,108	1,855	2.23
Time deposits	668,690	6,356	3.81	554,979	6,610	4.78	657,609	7,171	4.37
Total interest-bearing deposits	1,035,081	8,025	3.11	965,917	9,918	4.12	1,021,099	9,072	3.56
Borrowed funds	181,841	1,820	4.01	119,978	1,570	5.25	171,645	2,022	4.73
Subordinated debt	30,930	403	5.23	30,930	496	6.43	30,930	526	6.82
Repurchase agreements and fed funds purchased	35,183	106	1.21	31,696	337	4.26	35,563	189	2.13
Total interest-bearing liabilities	1,283,035	$10,355	3.24%	1,148,521	$12,321	4.30%	1,259,237	$11,809	3.76%
Noninterest-bearing deposits	113,590			112,513			118,007
Other liabilities	10,787			10,673			11,132
Total liabilities	1,407,412			1,271,707			1,388,376
Shareholders’ equity	170,945			164,877			167,610
Total liabilities and shareholders’ equity	$1,578,357			$1,436,584			$1,555,986

Net interest spread (4)			2.85%			3.17%			2.83%
Tax equivalent adjustment		$416			$524			$426
Net interest income and net interest margin (5)		$11,344	3.18%		$11,778	3.65%		$11,335	3.23%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $20.5 million for the quarter ended June 30, 2007 to $18.1 million for the quarter ended June 30, 2008. The decrease is primarily due to lower loan yields, which decreased from 8.06% in the quarter ended June 30, 2007 to 6.23% in the quarter ended June 30, 2008, the effect of which was partially offset by higher average loan balances, which increased by $145.3 million. The declining loan yields are largely due to the decline in the prime rate from 8.25% as of June 30, 2007 to 5.00% as of June 30, 2008. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the loan portfolio. This swap increased loan interest income by 4 bps, or $0.7 million, in the quarter ended June 30, 2008, whereas for the quarter ended June 30, 2007, the swap decreased loan interest income by 0.5 bps or $0.1 million.

Interest income on investment securities increased from $2.8 million for the quarter ended June 30, 2007 to $3.1 million for the quarter ended June 30, 2008. The increase was primarily due to a $7.6 million increase in average balances outstanding between the periods. Also contributing to the increase in interest income, the yield on investment securities on a fully tax equivalent basis increased from 5.29% for the quarter ended June 30, 2007 to 5.55% for the quarter ended June 30, 2008.

Interest expense on deposits decreased from $9.9 million for the quarter ended June 30, 2007 to $8.0 million for the quarter ended June 30, 2008. The decrease is primarily due to a decrease in average deposit rates from 4.12% for the quarter ended June 30, 2007 to 3.11% for the quarter ended June 30, 2008. For time deposits, which represented 64.6% and 57.5% of total average interest-bearing deposits for the quarters ended June 30, 2008 and 2007, respectively, the average rate decreased from 4.78% for the quarter ended June 30, 2007 to 3.81% for the quarter ended June 30, 2008, reflective of the decreasing interest rate environment.

Interest expense on borrowings decreased from $2.4 million for the quarter ended June 30, 2007 to $2.3 million for the quarter ended June 30, 2008, primarily due to declines in interest rates, which were partially offset by a $65.4 million increase in average borrowings. The rate on average borrowings, including subordinated debt, for the quarter ended June 30, 2008 was 3.77%, compared to 5.28% for the quarter ended June 30, 2007. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was a decrease to interest expense of $24 thousand and an increase to interest expense of $125 thousand for the quarters ended June 30, 2008 and 2007, respectively.

Provision for loan losses was $850 thousand for the quarter ended June 30, 2008 compared to a credit of $91 thousand for the quarter ended June 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the second quarter of 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies. Net charge-offs for the quarter ended June 30, 2008 were $503 thousand, or 0.17% of average loans, compared to net charge-offs of $101 thousand, or 0.04% of average loans, for the quarter ended June 30, 2007. In spite of the increased net charge-offs, loan quality improved by several metrics. For example, total nonperforming assets and past due loans declined from $8.5 million and $13.0 million, respectively, as of June 30, 2007 to $5.9 million and $9.2 million, respectively, as of June 30, 2008.

Noninterest income increased from $2.4 million for the quarter ended June 30, 2007 to $3.0 million for the quarter ended June 30, 2008. Service charges and other fees increased $308 thousand, partially due to an increase in overdraft and non-sufficient fund fees. Mortgage fees and revenues decreased $214 thousand, which reflects the Company’s decision to de-emphasize this business line. Brokerage fees and bank card services increased $95 thousand and $100 thousand, respectively. Bank-owned life insurance increased $52 thousand, primarily due to higher yields on existing policies. In the quarter ended June 30, 2008, noninterest income includes a $69 thousand gain on sale of securities. Other noninterest income increased from $275 thousand for the quarter ended June 30, 2007 to $455 thousand for the quarter ended June 30, 2008, primarily due to an increased focus on charging prepayment penalties.

Index
Noninterest expense for the quarter ended June 30, 2008 was $10.0 million compared to $9.9 million for the quarter ended June 30, 2007. Salaries and employee benefits, representing the largest noninterest expense category, increased $128 thousand, primarily due to normal compensation adjustments. Occupancy, the second largest component of noninterest expense, remained flat at $1.0 million for the two quarters under comparison. Furniture and equipment increased $146 thousand, primarily due to equipment and building upgrades as well as higher maintenance costs. Data processing and telecommunications increased $131 thousand, primarily due to the Company’s implementation of an internet-based phone system which increased network expenses but reduced telecommunication costs. Advertising and office expenses decreased $95 thousand and $71 thousand, respectively, largely due to higher advertising and promotional costs in 2007 related to new checking products. Professional fees decreased $141 thousand due to lower legal fees. Business development and travel remained flat at $340 thousand for the two quarters under comparison. Amortization of deposit premiums acquired during prior acquisitions continued to decrease as deposit premiums from earlier acquisitions became fully amortized. Miscellaneous loan handling costs increased $112 thousand. Directors fees decreased $97 thousand, reflecting a decline in the market value of stock underlying units allocated to participants in the Deferred Compensation Plan. Insurance remained relatively flat, increasing $16 thousand, for the two quarters under comparison, but FDIC deposit insurance rose $104 thousand as the regulatory agency increased premiums to cover higher monitoring costs and claims. Other declined $36 thousand over the quarters under comparison.

Income tax expense for the quarters ended June 30, 2008 and 2007 was $0.9 million and $1.2 million, respectively. The Company’s effective tax rate declined from 30.7% for the quarter ended June 30, 2007 to 28.2% for the quarter ended June 30, 2008, due primarily to an increase in the mixture of tax-exempt income compared to net income before tax expense over the same period.

Results of Operations

Six month period ended June 30, 2008 compared to six month period ended June 30, 2007

For the six months ended June 30, 2008, the Company reported net income of $4.4 million, or $0.39 per diluted share, compared to net income of $5.1 million, or $0.44 per diluted share, for the six months ended June 30, 2007. Net income decreased by $678 thousand, primarily due to the $1.2 million increase in the provision for loan losses, partially offset by a $627 thousand increase in noninterest income.

Net interest income decreased $132 thousand, or 0.6%, from $22.0 million for the six months ended June 30, 2007 to $21.8 million for the six months ended June 30, 2008. Average earning assets increased $125.6 million to $1.4 billion for the six months ended June 30, 2008 from $1.3 billion for the six months ended June 30, 2007. Average interest-bearing liabilities increased $118.4 million to $1.3 billion for the six months ended June 30, 2008 from $1.2 billion for the six months ended June 30, 2007. The net interest margin on a fully tax equivalent basis decreased by 38 bps to 3.21% for the six months ended June 30, 2008 from 3.59% for the six months ended June 30, 2007. The earned yield on average interest-earning assets was 6.34% and 7.45% for the six months ended June 30, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods was 3.50% and 4.33%, respectively. The decline in the net interest margin was primarily a result of the 3.25% reduction in the prime rate over the last twelve months and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are prime-based, while the Company’s interest-bearing deposits are impacted more by competitive rates in the marketplace offered for time deposits.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Six Months Ended June 30, 2008 and 2007
Tax Equivalent Basis (1)

	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: (2)
Commercial	$998,552	$32,490	6.53%	$857,000	$34,115	8.03%
Consumer	46,522	1,779	7.67	31,061	1,329	8.63
Home equity	80,203	2,422	6.06	82,017	3,454	8.49
Residential mortgages	29,485	919	6.23	46,922	1,504	6.46
Total Loans	1,154,762	37,610	6.53	1,017,000	40,402	8.01
Investment securities (3)	256,472	7,145	5.57	246,291	6,585	5.39
Federal funds sold and other interest on short-term investments	7,090	88	2.49	29,440	775	5.31
Total interest-earnings assets	1,418,323	$44,842	6.34%	1,292,731	$47,762	7.45%
Cash and due from banks	26,484			27,541
Other assets	136,024			130,049
Allowance for loan losses	(13,659)			(13,412)
Total assets	$1,567,172			$1,436,909

Liabilities and Equity
Savings deposits	$30,461	$81	0.53%	$34,017	$86	0.51%
Interest-bearing demand deposits	334,480	3,489	2.09	360,044	6,186	3.46
Time deposits	663,150	13,528	4.09	577,922	13,652	4.76
Total interest-bearing deposits	1,028,090	17,098	3.34	971,983	19,924	4.13
Borrowed funds	176,743	3,843	4.36	116,832	3,070	5.30
Subordinated debt	30,930	929	6.02	30,930	1,085	7.07
Repurchase agreements and fed funds purchased	35,373	294	1.67	33,012	694	4.24
Total interest-bearing liabilities	1,271,136	$22,164	3.50%	1,152,757	$24,773	4.33%
Noninterest-bearing deposits	115,799			109,441
Other liabilities	10,960			10,627
Total liabilities	1,397,894			1,272,825
Shareholders’ equity	169,278			164,084
Total liabilities and shareholders’ equity	$1,567,172			$1,436,909

Net interest spread (4)			2.84%			3.12%
Tax equivalent adjustment		$841			$1,020
Net interest income and net interest margin (5)		$22,679	3.21%		$22,989	3.59%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $40.4 million for the six months ended June 30, 2007 to $37.6 million for the six months ended June 30, 2008. The decrease is primarily due to lower loan yields, which decreased from 8.01% in the six months ended June 30, 2007 to 6.53% in the six months ended June 30, 2008, the effect of which was partially offset by higher average loan balances, which increased by $137.8 million. The declining loan yields are largely due to the decline in the prime rate from 8.25% as of June 30, 2007 to 5.00% as of June 30, 2008. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the loan portfolio. This swap increased loan interest income by 3 bps, or $1.0 million, in the six months ended June 30, 2008, whereas for the six months ended June 30, 2007, the swap decreased loan interest income by 0.6 bps, or $250 thousand.

Interest income on investment securities increased from $5.6 million for the six months ended June 30, 2007 to $6.3 million for the six months ended June 30, 2008. The increase was primarily due to a $10.2 million increase in average balances outstanding between the periods. Also contributing to the increase in interest income, the yield on investment securities on a fully tax equivalent basis increased from 5.39% for the six months ended June 30, 2007 to 5.57% for the six months ended June 30, 2008.

Interest expense on deposits decreased from $19.9 million for the six months ended June 30, 2007 to $17.1 million for the six months ended June 30, 2008. The decrease is primarily due to decrease in average deposit rates from 4.13% for the six months ended June 30, 2007 to 3.34% for the six months ended June 30, 2008. For time deposits, which represented 64.5% and 59.5% of total average interest-bearing deposits for the six months ended June 30, 2008 and 2007, respectively, the average rate decreased from 4.76% for the six months ended June 30, 2007 to 4.09% for the six months ended June 30, 2008, reflecting the declining interest rate environment.

Interest expense on borrowings increased from $4.8 million for the six months ended June 30, 2007 to $5.1 million for the six months ended June 30, 2008, primarily due to a $62.3 million increase in average borrowings, which was partially offset by a decline in the rate on average borrowings over the same period. The rate on average borrowings, including subordinated debt, for the six months ended June 30, 2008 was 4.18% compared to 5.41% for the six months ended June 30, 2007. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was an increase to interest expense of $19 thousand and $250 thousand for the six months ended June 30, 2008 and 2007, respectively.

Provision for loan losses was $1.4 million for the six months ended June 30, 2008 compared to $246 thousand for the six months ended June 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the second quarter of 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies. Net charge-offs for the six months ended June 30, 2008 were $1.1 million, or 0.19% of average loans, compared to net charge-offs of $254 thousand, or 0.05% of average loans, for the six months ended June 30, 2007. In spite of increased net charge-offs, loan quality improved by several metrics. For example, total nonperforming assets and past due loans declined from $8.5 million and $13.0 million, respectively, as of June 30, 2007 to $5.9 million and $9.2 million, respectively, as of June 30, 2008.

Noninterest income increased from $4.6 million for the six months ended June 30, 2007 to $5.2 million for the six months ended June 30, 2008. Service charges and other fees increased $390 thousand, partially due to an increase in overdraft and non-sufficient fund fees. Mortgage fees and revenues decreased $470 thousand, which reflects the Company’s decision to de-emphasize this business line. Brokerage fees and bank card services increased $148 thousand and $183 thousand, respectively. Bank-owned life insurance increased $157 thousand, primarily due to higher yields on existing policies. In the quarter ended June 30, 2008, noninterest income includes a $140 thousand gain on sale of securities. Other noninterest income increased $79 thousand, primarily due to an increased focus on charging prepayment penalties.

Noninterest expense increased from $19.1 million for the six months ended June 30, 2007 to $19.6 million for the six months ended June 30, 2008. Salaries and employee benefits, representing the largest noninterest expense category, increased $122 thousand, primarily due to normal compensation adjustments. Occupancy, the second largest component of noninterest expense, remained flat at $2.0 million for the two periods under comparison. Furniture and equipment increased $278 thousand, primarily due to equipment and building upgrades as well as higher maintenance costs. Data processing and telecommunications increased $175 thousand, primarily due to the Company’s implementation of an internet-based phone system which increased network expenses but reduced telecommunication costs. Advertising and office expenses decreased $78 thousand and $39 thousand, respectively, largely due to higher advertising and promotional costs in 2007 related to new checking products. Professional fees increased $46 thousand due to higher recruitment fees. Business development and travel

Index
remained relatively flat, increasing $16 thousand. Amortization of deposit premiums acquired during prior acquisitions continued to decrease as deposit premiums from earlier acquisitions became fully amortized. Miscellaneous loan handling costs increased $20 thousand. Directors fees decreased $98 thousand, reflecting a decline in the market value of stock underlying units allocated to participants in the Deferred Compensation Plan. Insurance remained relatively flat, increasing $21 thousand, but FDIC deposit insurance rose $101 thousand as the regulatory agency increased premiums to cover higher monitoring costs and claims. Other increased $39 thousand over the periods under comparison.

Income tax expense for the six months ended June 30, 2008 and 2007 was $1.7 million and $2.1 million, respectively. The Company’s effective tax rate declined from 29.8% for the six months ended June 30, 2007 to 27.6% for the six months ended June 30, 2008, due primarily to an increase in the mixture of tax-exempt income compared to net income before tax expense over the same period.

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

The Company estimates the amount of allowance needed to cover losses inherent in the portfolio by applying a loss allowance factor to each risk grade. Unless identified as an at-risk loan, consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Company’s historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb losses inherent in the loan portfolio as of the balance sheet date presented.

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750 thousand, including all related loans, as well as all loans management has identified as impaired. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $13.9 million allowance for loan losses as of June 30, 2008, $3.5 million has been allocated to specific loans, including loans considered to be impaired. As of June 30, 2008 and December 31, 2007, there were $2.2 million and $2.7 million, respectively, of specific impaired loans with balances greater than $750 thousand. As of June 30, 2008 and December 31, 2007, there were $2.2 million and $1.7 million, respectively, of impaired loans with balances less than $750 thousand. As of June 30, 2008 and December 31, 2007, $0.4 million and $0.2 million, respectively, are included in the allowance for loan losses for impaired loans less than $750 thousand. At June 30, 2008 and December 31, 2007, there were no impaired loans that did not have an allowance for loan losses.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships by management. The loan reviews include the accumulation of related data on loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans at June 30, 2008 include $1.2 million related to a developer who has been accused by the North Carolina Attorney General of engaging in fraudulent marketing and financing practices in Western North Carolina. The Company has established a specific loan loss allocation of $1.0 million for this exposure, which management believes is adequate.

Index
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $850 thousand for the quarter ended June 30, 2008 compared to a credit for the quarter ended June 30, 2007 of $91 thousand, and management recorded a provision of $1.4 million for the six months ended June 30, 2008 compared to $246 thousand for the six months ended June 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the second quarter of 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies. Among other refinements, the enhanced methodology utilizes a greater dispersion of risk rating classifications based on the collateral backing of the loans.

Past due loans as a percentage of total loans decreased from 0.98% at December 31, 2007 to 0.78% at June 30, 2008. Nonperforming loans, which includes all loans past due greater than 90 days or in nonaccrual status, as a percentage of total loans declined from 0.55% at December 31, 2007 to 0.44% at June 30, 2008. Nonperforming assets as a percentage of total assets declined from 0.50% at December 31, 2007 to 0.37% at June 30, 2008. Management believes the allowance for loan losses as of June 30, 2008 is adequate to absorb the inherent losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.

At June 30, 2008, nonperforming loans were $5.2 million, a decrease of $0.8 million from December 31, 2007. The majority of the Company’s nonperforming loans are secured by real estate, and to a lesser extent, the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans as of June 30, 2008. Nonperforming loans as of June 30, 2008 do not include outstanding loans and loan commitments extended to a residential builder in Central North Carolina due to a deferred payment plan. Outstanding principal and unused commitment related to this lending relationship were $650 thousand and $64 thousand, respectively, as of June 30, 2008.

The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Allowance for loan losses, beginning of period	$13,563	$13,531	$13,571	$13,347
Net charge-offs:
Loans charged off:
Commercial	408	94	554	165
Construction	47	–	104	–
Consumer	137	59	730	109
Home equity	90	–	90	25
Residential mortgages	–	36	–	53
Total charge-offs	682	189	1,478	352
Recoveries of loans previously charged off:
Commercial	136	35	323	35
Construction	–	–	–	–
Consumer	42	51	76	59
Home equity	–	2	1	4
Residential mortgages	1	–	2	–
Total recoveries	179	88	402	98
Total net charge-offs	503	101	1,076	254
Loss (credit) provision charged to operations	850	(91)	1,415	246
Allowance for loan losses, end of period	$13,910	$13,339	$13,910	$13,339

Net charge-offs to average loans during the period (annualized)	0.17%	0.04%	0.19%	0.05%
Allowance as a percent of gross loans	1.18%	1.31%	1.18%	1.31%

Index
The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance for loan losses, it is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

The following table presents an analysis of nonperforming assets as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial	$3,650	$4,489
Construction	418	562
Consumer	42	28
Home equity	515	397
Residential mortgages	582	506
Total nonperforming loans	5,207	5,982
Foreclosed property held	663	1,571
Total nonperforming assets	$5,870	$7,553

Nonperforming loans to total loans	0.44%	0.55%
Nonperforming assets to total assets	0.37%	0.50%
Allowance coverage of nonperforming loans	267%	227%

Foreclosed property decreased to $663 thousand at June 30, 2008 from $1.6 million at December 31, 2007. The decrease was primarily due to the disposition of certain foreclosed commercial and residential properties. The Company is actively marketing all of its foreclosed property. All foreclosed assets are recorded at the lower of cost or net realizable fair value.

Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset and Liability Committee of the Bank’s Board of Directors. The Company had $42.7 million in its most liquid assets, cash and cash equivalents as of June 30, 2008. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital, which totaled $1.1 billion and $1.0 billion at June 30, 2008 and December 31, 2007, respectively, funded 68.5% of total assets at June 30, 2008 compared to 67.9% at December 31, 2007. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. During the quarter ended June 30, 2008, the Company repurchased 8,000 shares at a weighted average price of $9.00 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

Index
To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2008 and the minimum requirements are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation
Total capital (to risk-weighted assets)	$148,549	10.88%	$136,930	10.00%
Tier I capital (to risk-weighted assets)	134,345	9.85	82,158	6.00
Tier I capital (to average assets)	134,345	8.91	75,619	5.00

Capital Bank
Total capital (to risk-weighted assets)	$144,695	10.59%	$136,601	10.00%
Tier I capital (to risk-weighted assets)	130,492	9.55	81,961	6.00
Tier I capital (to average assets)	130,492	8.63	71,292	5.00

Shareholders’ equity was $165.7 million, or $14.76 per share, at June 30, 2008. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

The Company maintains the Capital Bank 401(k) Retirement Plan for the benefit of its employees, through which participants can elect to purchase Company common stock at market prices. In prior years, the Company had registered 50,000 shares of its common stock with the SEC to be available for issuance under the Plan. The Company recently determined that it may have inadvertently failed to register with the SEC the issuance of shares under the Plan in excess of the number previously registered. As a result, certain purchasers of common stock pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. As of June 30, 2008 and December 31, 2007, the Company had common shares subject to potential rescission rights that are considered redeemable common stock, because the redemption features are not within the control of the Company. These shares have always been treated as outstanding for financial reporting purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2007 to June 30, 2008.

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

Recently, the financial markets have experienced volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions. Our financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, our net income and profits may decline.

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

Index
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

Index
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

Index
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended June 30, 2008 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

April 1, 2008 – April 30, 2008	–	$–	–	999,900
May 1, 2008 – May 31, 2008	–	–	–	999,900
June 1, 2008 – June 30, 2008	8,000	9.00	8,000	991,900

(1)
On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock (in the open market or in any private transaction). There is no expiration date for the repurchase program. As of June 30, 2008, there were an aggregate of 991,900 shares remaining authorized for future repurchases.

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 8th day of August 2008.

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