Form 10-Q
period 2008-09-30
CAPITAL BANK CORP
filed 2008-11-07
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008
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
Yes  ☐  No  ☑

As of November 7, 2008 there were 11,227,085 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended September 30, 2008

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Assets
Cash and due from banks:
Interest earning	$6,245	$7,815
Noninterest earning	29,255	32,347
Federal funds sold and short term investments	23	10
Total cash and cash equivalents	35,523	40,172
Investment securities – available for sale, at fair value	238,963	249,094
Investment securities – held to maturity, at amortized cost	5,347	10,022
Loans – net of unearned income and deferred fees	1,194,149	1,095,107
Allowance for loan losses	(14,017)	(13,571)
Net loans	1,180,132	1,081,536
Premises and equipment, net	20,701	23,863
Bank-owned life insurance	22,215	21,589
Goodwill and deposit premium, net	62,575	63,345
Deferred income tax	7,396	5,829
Accrued interest receivable	6,683	7,789
Other assets	14,867	14,364
Total assets	$1,594,402	$1,517,603

Liabilities
Deposits:
Demand, noninterest bearing	$109,056	$114,780
Savings and interest bearing checking	176,396	151,698
Money market deposit accounts	198,391	229,560
Time deposits less than $100,000	463,498	370,416
Time deposits $100,000 and greater	250,380	232,244
Total deposits	1,197,721	1,098,698
Repurchase agreements and federal funds purchased	22,290	45,295
Borrowings	164,000	163,347
Subordinated debentures	30,930	30,930
Other liabilities	12,940	15,033
Total liabilities	1,427,881	1,353,303

Commitments and contingencies

Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; 11,227,085 and 11,169,777 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	136,771	136,154
Retained earnings	31,682	27,985
Accumulated other comprehensive (loss) income	(1,932)	161
Total shareholders’ equity	166,521	164,300
Total liabilities and shareholders’ equity	$1,594,402	$1,517,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$17,875	$20,830	$55,485	$61,231
Investment securities:
Taxable interest income	2,182	2,074	6,616	5,842
Tax-exempt interest income	801	828	2,435	2,412
Dividends	58	116	293	329
Federal funds and other interest income	15	107	103	883
Total interest income	20,931	23,955	64,932	70,697
Interest expense:
Deposits	7,837	9,847	24,935	29,771
Borrowings and repurchase agreements	2,267	2,928	7,333	7,777
Total interest expense	10,104	12,775	32,268	37,548
Net interest income	10,827	11,180	32,664	33,149
Provision for loan losses	760	261	2,175	507
Net interest income after provision for loan losses	10,067	10,919	30,489	32,642
Noninterest income:
Service charges and other fees	1,209	963	3,405	2,769
Mortgage fees and revenues	142	549	768	1,645
Other loan fees	392	150	892	431
Brokerage fees	169	156	570	409
Bank card services	357	285	1,010	755
Net gain on sale of investment securities	109	–	249	–
Gain on sale of branch	426	–	426	–
Bank-owned life insurance	255	218	817	623
Other	208	201	617	424
Total noninterest income	3,267	2,522	8,754	7,056
Noninterest expense:
Salaries and employee benefits	5,122	4,881	15,484	15,121
Occupancy	1,097	1,062	3,297	3,053
Furniture and equipment	778	664	2,318	1,926
Data processing and telecommunications	565	416	1,525	1,201
Advertising	480	394	1,000	992
Office expenses	298	345	978	1,064
Professional fees	362	264	1,013	869
Business development and travel	360	252	1,033	909
Amortization of deposit premiums	256	300	770	900
Miscellaneous loan handling costs	252	247	570	545
Directors fees	303	72	702	569
Insurance	138	86	336	263
FDIC deposit insurance	214	72	442	199
Other	292	528	908	1,025
Total noninterest expense	10,517	9,583	30,376	28,636
Net income before tax expense	2,817	3,858	8,867	11,062
Income tax expense	805	1,105	2,473	3,249
Net income	$2,012	$2,753	$6,394	$7,813

Earnings per share – basic	$0.18	$0.24	$0.57	$0.68
Earnings per share – diluted	$0.18	$0.24	$0.57	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Shares of Common Stock	Common Stock	Other Comprehensive Income (Loss)	Retained Earnings	Total
(Dollars in thousands except per share data)

Balance at January 1, 2007	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Repurchase of outstanding common stock	(209,582)	(3,181)	–	–	(3,181)
Issuance of common stock for options exercised	35,597	441	–	–	441
Issuance of common stock for services	32,329	497	–	–	497
Net income	–	–	–	7,813	7,813
Other comprehensive loss	–	–	(428)	–	(428)
Comprehensive income					7,385
Dividends ($0.24 per share)	–	–	–	(2,734)	(2,734)
Balance at September 30, 2007	11,252,334	$137,241	$(1,985)	$28,833	$164,089

Balance at January 1, 2008	11,169,777	$136,154	$161	$27,985	$164,300
Repurchase of outstanding common stock	(10,166)	(92)	–	–	(92)
Issuance of common stock for options exercised	15,591	103	–	–	103
Issuance of common stock for services	51,883	590	–	–	590
Stock option expense	–	16	–	–	16
Net income	–	–	–	6,394	6,394
Unrealized loss on investment securities – available for sale, net of tax of $1,535	–	–	(2,447)	–	(2,447)
Unrealized gain on cash flow hedge, net of tax of $222	–	–	354	–	354
Comprehensive income					4,301
Dividends ($0.24 per share)	–	–	–	(2,697)	(2,697)
Balance at September 30, 2008	11,227,085	$136,771	$(1,932)	$31,682	$166,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net income	$6,394	$7,813
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deposit premium	770	900
Depreciation	2,085	1,824
Net gain on sale of investment securities	(249)	–
Net amortization of premium/discount on investment securities	67	54
Increase in cash surrender value of BOLI	(626)	(692)
Loss on disposal of premises, equipment and real estate owned	76	189
Gain on sale of branch	(426)	–
Provision for loan losses	2,175	507
Net funding of loans held-for-sale	–	562
Deferred income tax benefit	(253)	(128)
Directors deferred compensation	295	497
Stock option expense	16	7
Changes in assets and liabilities:
Accrued interest receivable and other assets	626	(1,060)
Accrued interest payable and other liabilities	(444)	(520)
Net cash provided by operating activities	10,506	9,953

Cash flows from investing activities:
Loan originations, net of principal repayments	(103,807)	(63,654)
Additions to premises and equipment	(3,744)	(2,939)
Proceeds from sales of premises, equipment and real estate owned	6,001	1,450
Net cash paid in sale of branch	(7,684)	–
Net purchases of FHLB and Silverton Bank stock	(168)	(419)
Purchase of investment securities – available for sale	(55,790)	(30,386)
Proceeds from principal repayments/calls/maturities of securities – available for sale	62,292	18,805
Proceeds from principal repayments/calls/maturities of securities – held to maturity	4,672	689
Net cash used in investing activities	(98,228)	(76,454)
(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Cash flows from financing activities:
Net increase in deposits	$109,465	$35,380
Net (decrease) increase in repurchase agreements	(17,610)	540
Proceeds from borrowings	246,100	140,545
Principal repayments of borrowings	(247,100)	(110,500)
Net repayments of federal funds borrowed	(5,395)	–
Dividends paid	(2,693)	(2,734)
Issuance of common stock for options and other plans	398	441
Repurchase of common stock	(92)	(3,181)
Net cash provided by financing activities	83,073	60,491

Net change in cash and cash equivalents	(4,649)	(6,010)
Cash and cash equivalents at beginning of period	40,172	54,332
Cash and cash equivalents at end of period	$35,523	$48,322

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$1,664	$1,280
Dividends payable	$898	$900
Cash paid for:
Income taxes	$2,081	$4,203
Interest	$32,169	$37,507

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP SFAS No. 157-3”). The new FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP SFAS No. 157-3 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect of SFAS No. 162, but does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS No. 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS No. 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of SFAS No. 141R to any business acquisition which occurs on or after the date the standard becomes effective.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. At this time, the Company does not expect to elect the fair value option as outlined in the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. On January 1, 2008, the Company adopted SFAS No. 157, which has not had a material impact on the Company’s financial condition or results of operations. See Part I – Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements – Note 8. Fair Value Measurement for additional information.

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

2.      Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s other comprehensive income for the nine month periods ended September 30, 2008 and 2007 is as shown in the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited).

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows:

Three Month Period Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Unrealized (losses) gains on available-for-sale investment securities	$(543)	$3,293
Unrealized gain on change in fair value of cash flow hedge	31	1,549
Income tax benefit (expense)	197	(1,867)
Other comprehensive (loss) income	$(315)	$2,975

Nine Month Period Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Unrealized losses on available-for-sale investment securities	$(3,982)	$(1,222)
Unrealized gain on change in fair value of cash flow hedge	576	607
Income tax benefit	1,313	187
Other comprehensive loss	$(2,093)	$(428)

3.      Earnings Per Share

The Company is required to report both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options, unless the effect is to reduce a loss or increase earnings per share. For the Company, EPS is adjusted for outstanding stock options using the treasury stock method in order to compute diluted EPS. The following table provides a computation and reconciliation of basic and diluted EPS for the three and nine month periods ended September 30, 2008 and 2007, respectively.

Three Month Period Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Income available to shareholders – basic and diluted	$2,012	$2,753
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,302,008	11,451,322
Incremental shares from assumed exercise of stock options	11,380	58,805
Weighted average number of shares outstanding – diluted	11,313,388	11,510,127

For the three month periods ended September 30, 2008 and 2007, options to purchase approximately 90,411 shares and 260,768 shares, respectively, of common stock were used in the diluted calculation. For the three month periods ended September 30, 2008 and 2007, options to purchase 251,823 shares and 136,350 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Month Period Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
(Dollars in thousands)

Income available to shareholders – basic and diluted	$6,394	$7,813
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,300,623	11,482,352
Incremental shares from assumed exercise of stock options	13,570	69,325
Weighted average number of shares outstanding – diluted	11,314,193	11,551,677

For the nine month periods ended September 30, 2008 and 2007, options to purchase approximately 90,411 shares and 317,368 shares, respectively, of common stock were used in the diluted calculation. For the nine month periods ended September 30, 2008 and 2007, options to purchase 251,823 shares and 79,750 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

4.      Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s common stock to officers and directors, of which 608,700 have been granted, with 257,850 remaining outstanding as of September 30, 2008. In addition, there were 566,071 options, which were assumed under various plans from previously acquired financial institutions, of which 84,384 remain outstanding.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the nine months ended September 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(Dollars in thousands except per share data)

Outstanding at January 1, 2008	384,075	$12.56
Granted	3,500	10.42
Exercised	(15,591)	6.62
Forfeited	(1,000)	10.74
Expired	(29,750)	14.00
Outstanding at September 30, 2008	341,234	$12.69	4.34	$167

Options exercisable at September 30, 2008	295,534	$12.30	3.64	$167

The following table summarizes information about the Company’s stock options at September 30, 2008.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.62 – $9.00	80,631	1.63	80,631
$9.01 – $12.00	90,202	3.09	87,702
$12.01 – $15.00	20,000	7.88	5,600
$15.01 – $18.00	96,151	5.99	67,351
$18.01 – $18.37	54,250	6.24	54,250
	341,234	4.34	295,534

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

The Company also administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their directors’ fees for a calendar year, in exchange for common stock of the Company, based on the year-end share price. The amount deferred, if elected, is equal to 125 percent of the total director’s fees. Each participant is fully vested in his or her account balance. The Deferred Compensation Plan generally provides for payment of share units either in shares of Company common stock or cash (at the Company’s discretion). The Deferred Compensation Plan is classified as a liability-based plan under SFAS No. 123R. Accordingly, changes in the Company’s stock price affect the amount of expense recognized during the period. For the nine month periods ended September 30, 2008 and 2007, the Company recognized $384 thousand and $292 thousand, respectively, of share-based expense related to the Deferred Compensation Plan.

5.      Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008.

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
Municipal bonds and other	$58,090	$4,740	$5,721	$669	$63,811	$5,409
Mortgage-backed securities	49,827	572	8,350	420	58,177	992
	107,917	5,312	14,071	1,089	121,988	6,401
Held to Maturity
Municipal bonds and other	$300	$–	$–	$–	$300	$–
Mortgage-backed securities	2,419	26	2,398	203	4,817	229
	2,719	26	2,398	203	5,117	229
Total at September 30, 2008	$110,636	$5,338	$16,469	$1,292	$127,105	$6,630

The unrealized losses on the Company’s investments were primarily the result of interest rate changes. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

6.      Loans

The composition of the loan portfolio by loan classification at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Commercial	$702,776	$640,355
Construction	337,639	301,799
Consumer	10,918	12,788
Home equity	87,356	79,361
Residential mortgages	55,116	60,596
	1,193,805	1,094,899
Plus deferred loan costs, net	344	208
	$1,194,149	$1,095,107

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no loans held for sale at September 30, 2008 or December 31, 2007.

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

The Company’s exposure to off-balance-sheet credit risk as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$286,371	$301,089
Standby letters of credit	9,973	7,697
Total commitments	$296,344	$308,786

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of September 30, 2008 the Company’s derivative instruments consisted solely of interest rate swaps.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. The Company had no loans held for sale as of September 30, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $6.6 million at September 30, 2008 with specific loss allowances aggregating $1.4 million at that date.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1.0 million at September 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in Thousands)

Investment securities	$8,877	$228,086	$2,000	$238,963
Fair value interest rate swaps	–	(37)	–	(37)
Cash flow interest rate swaps	–	2,525	–	2,525

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in Thousands)

Loans held for sale	$–	$–	$–	$–
Impaired loans	–	–	5,217	5,217
Foreclosed assets	–	–	1,019	1,019

9.      Redeemable Common Stock

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

As a result, certain purchasers of common stock pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. As of September 30, 2008 and December 31, 2007, the Company had common shares subject to potential rescission rights that are considered redeemable common stock, because the redemption features are not within the control of the Company. The balance of redeemable common stock at September 30, 2008 and December 31, 2007, however, is not considered material for separate classification on the condensed consolidated balance sheets. These shares have always been treated as outstanding for financial reporting purposes.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

10.           Significant Transactions

On August 29, 2008, the Company completed the sale of its branch located in Greensboro, North Carolina, to NewBridge Bank, a wholly-owned subsidiary of NewBridge Bancorp. Property and equipment, loans, and deposits of $1.0 million, $1.4 million, and $10.4 million, respectively, were included in the sale. A gain of $0.4 million related to this branch sale was recorded to noninterest income for the quarter ended September 30, 2008.

On September 24, 2008, the Company entered into a definitive purchase agreement to acquire the four Fayetteville, North Carolina, area branches of Omni National Bank in a cash transaction. Omni National Bank is the banking subsidiary of Omni Financial Services, Inc., a bank holding company headquartered in Atlanta, Georgia. As a result of this transaction, the Company will assume deposits totaling approximately $105 million and will purchase approximately $50 million in selected loan balances. In addition, the Company will acquire the real estate assets and fixed capital equipment associated with the four branches, plus two offsite ATMs. Upon completion of the transaction, the Fayetteville area branches will operate as full service Capital Bank branches.

11.           Subsequent Events

The U.S. Treasury has announced that it will make funds available to certain banks under its Troubled Asset Relief Program (the “Program”). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain U.S. financial institutions may sell senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets, along with warrants covering shares of common stock. On October 23, 2008, the Company’s board of directors (the “Board”) authorized and approved the Company’s participation in the Program, and the Company filed its application with the Treasury. In order to participate in the Program, the Board also authorized the Company to sell up to 42,900 shares of senior preferred stock (“Senior Preferred”) to the Treasury for $1,000 per share, subject to the pre-approval of this proposal by the Company’s shareholders.

On November 6, 2008, the Treasury notified the Company that it was eligible to participate in the Program. At this point, however, there is no binding agreement or commitment with respect to the Company’s participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of participation. Although the Company has no reason to believe that it will not be able to participate in the Program, no assurances can be given that it will be able to participate. In addition, no assurances can be given regarding the approximate number of shares of preferred stock that the Company may issue or the approximate amount of consideration the Company will receive from Treasury for any such shares that may be issued under the Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine months ended September 30, 2008 and 2007 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market has adversely impacted credit markets, consumer confidence and the broader economy. Along with other financial institutions, the Company’s stock price has suffered as a result. Management cannot predict when these market difficulties will subside. While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time. The Company’s primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

Because of the current economic situation, U.S. and foreign governments have acted in attempt to stabilize the financial system. For example, the U.S. government has adopted the Emergency Economic Stabilization Act, which, among other things, authorized the U.S. Treasury to establish the Troubled Asset Relief Program, under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. See “Liquidity and Capital Resources” below for a more detailed discussion of the Company’s potential participation in this program. It is not clear at this time what impact these measures will have on the on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

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

Index
Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the three and nine months ended September 30, 2008.

•	The Company reported net income for the quarter ended September 30, 2008 of $2.0 million compared to $2.8 million for the quarter ended September 30, 2007. Earnings per share on a fully diluted basis was $0.18 for the third quarter of 2008 compared to $0.24 for the third quarter of 2007. The Company reported net income for the nine months ended September 30, 2008 of $6.4 million compared to $7.8 million for the nine months ended September 30, 2007. Earnings per share on a fully diluted basis was $0.57 for the first three quarters of 2008 compared to $0.68 for the first three quarters of 2007.

•
Nonperforming assets, which includes loans on nonaccrual and other real estate owned, decreased to 0.47% of total assets at the end of September 2008 compared to 0.50% at the end of December 2007 and 0.71% at the end of September 2007. In addition, past due loans declined to 0.75% of total loans at the end of September 2008 compared to 0.98% at the end of December 2007 and 1.23% at the end of September 2007. Allowance for loan losses totaled 1.17% of total loans at the end of September 2008 compared to 1.24% at the end of December 2007 and 1.25% at the end of September 2007. The allowance for loan losses as a percent of nonperforming loans decreased to 219% at end of the third quarter 2008 from 227% at the end of the fourth quarter 2007 but increased from 131% at the end of the third quarter 2007.

•
The provision for loan losses for the quarter ended September 30, 2008 was $760 thousand compared to $261 thousand for the quarter ended September 30, 2007. The provision for loan losses for the nine months ended September 30, 2008 was $2.2 million compared to $507 thousand for the nine months ended September 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to higher levels of net charge-offs over the periods under comparison. Also contributing to the increased provision were enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the nine months ended September 30, 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies.

•
Net interest income for the third quarter of 2008 decreased $353 thousand compared to the third quarter of 2007. This decrease was primarily due to the decline in net interest margin from 3.56% in the quarter ended September 30, 2007 to 3.13% in the quarter ended September 30, 2008. Net interest income for the first three quarters of 2008 decreased $485 thousand compared to the first three quarters of 2007. This decrease was primarily due to the decline in net interest margin from 3.58% in the nine months ended September 30, 2007 to 3.18% in the nine months ended September 30, 2008. The decline in the net interest margin is largely a result of the 2.75% reduction in the prime rate over the last twelve months.

•
In the third quarter ended September 30, 2008, noninterest income increased $745 thousand compared to the same period one year ago. This increase was primarily due to gains recognized on the sale of investments and the sale of a branch for $109 thousand and $426 thousand, respectively. For the nine month period ended September 30, 2008, noninterest income increased $1.7 million compared to the same period one year ago despite an $877 thousand decline in mortgage fees and revenues. Service charges, other loan fees, and bank card services increased a combined $1.4 million primarily as a result of management’s continued emphasis on increasing income from these sources. Gains recognized on the sale of investments and the sale of a branch added $249 thousand and $426 thousand, respectively, to noninterest income during this period.

Index
•
Noninterest expense increased $934 thousand in the quarter ended September 30, 2008 from the same quarter one year ago. Salaries and employee benefits, data processing and telecommunications, directors fees, and FDIC deposit insurance costs contributed a combined $763 thousand to the increase in noninterest expense. Salaries and employee benefits increased primarily due to routine annual compensation adjustments; data processing and communications increased primarily due to system upgrades and enhancements to support growth in the Company’s primary business lines; directors fees increased primarily due to fluctuations in the Company’s stock price; and FDIC deposit insurance costs rose as the regulatory agency increased premiums to cover higher monitoring costs and claims. Noninterest expense increased $1.7 million in the first nine months of 2008 from the same period one year ago. Salaries and employee benefits, occupancy, furniture and equipment, data processing and telecommunications, and FDIC insurance costs contributed a combined $1.6 million to the increase in noninterest expense. Salaries and employee benefits increased primarily due to routine annual compensation adjustments; occupancy increased partially due to higher rent expense from additional leased branches as well as expanded space requirements at the Company’s headquarters; furniture and equipment increased partially due to equipment and building upgrades as well as higher maintenance costs; data processing and communications increased partially due to system upgrades and enhancements to support growth in the Company’s primary business lines as well as the implementation of an internet-based phone system; and FDIC deposit insurance costs rose as the regulatory agency increased premiums to cover higher monitoring costs and claims.

Financial Condition

Total assets of the Company as of September 30, 2008 totaled $1.59 billion, an increase of $76.8 million, or 5.1%, over total assets of $1.52 billion as of December 31, 2007. The increase in total assets for the nine months ended September 30, 2008 is primarily due to a $98.6 million increase in the Bank’s loan portfolio, net of allowance for loan losses, since December 31, 2007.

Total earning assets were $1.44 billion as of September 30, 2008 compared to $1.36 billion as of December 31, 2007. Earning assets represented 90.6% and 89.8% of total assets as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, investment securities were $244.3 million compared to $259.1 million as of December 31, 2007. Interest-earning cash, federal funds sold and short term investments were $6.3 million as of September 30, 2008 compared to $7.8 million as of December 31, 2007.

Allowance for loan losses was $14.0 million as of September 30, 2008 compared to $13.6 million as of December 31, 2007, representing approximately 1.17% and 1.24%, respectively, of total loans as of both dates. Management believes that the allowance balance is adequate to absorb estimated losses inherent in the current loan portfolio. See “Asset Quality” below for further discussion of the allowance for loan losses.

Total deposits as of September 30, 2008 were $1.20 billion, an increase of $99.0 million, or 9.0%, from December 31, 2007. The increase was primarily due to a $19.0 million increase in demand deposit accounts, and a $111.2 million increase in time deposits, partially offset by a $31.2 million decrease in money market deposits. Time deposits represented 59.6% of total deposits at September 30, 2008 compared to 54.9% at December 31, 2007.

Total shareholders’ equity was $166.5 million as of September 30, 2008, an increase of $2.2 million from December 31, 2007. Retained earnings increased by $3.7 million, reflecting $6.4 million of net income for the nine months ended September 30, 2008 less $2.7 million of dividends declared during the same period. Accumulated other comprehensive income (loss), which represents the unrealized gains and losses on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, was $(1.9) million and $0.2 million as of September 30, 2008 and December 31, 2007, respectively. The decrease in accumulated other comprehensive income to a loss position during the nine months ended September 30, 2008 was due to a decline in fair value of available-for-sale investment securities, partially offset by an increase in fair value of the cash flow hedge. See Item 1. Financial Statements – Condensed Consolidated Statements of Changes in Shareholders’ Equity for additional information.

Index
Results of Operations

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007

For the quarter ended September 30, 2008, the Company reported net income of $2.0 million, or $0.18 per diluted share, compared to net income of $2.8 million, or $0.24 per diluted share, for the quarter ended September 30, 2007. Net income decreased by $741 thousand, primarily due to a $353 thousand decline in net interest income and $499 thousand increase in provision for loan losses. Additionally, noninterest expense increased $934 thousand over the quarters under comparison but was partially offset by a $745 thousand increase in noninterest income. Tax expense declined $300 thousand over the quarters under comparison, reflecting lower net income before tax expense.

Net interest income decreased $353 thousand, or 3.2%, from $11.2 million for the quarter ended September 30, 2007 to $10.8 million for the quarter ended September 30, 2008. Average earning assets increased $122.7 million to $1.4 billion for the quarter ended September 30, 2008 from $1.3 billion for the quarter ended September 30, 2007. Average interest-bearing liabilities increased $121.4 million to $1.3 billion for the quarter ended September 30, 2008 from $1.2 billion for the quarter ended September 30, 2007. The net interest margin on a fully tax equivalent basis decreased by 43 basis points (“bps”) to 3.13% for the quarter ended September 30, 2008 from 3.56% for the quarter ended September 30, 2007. The earned yield on average interest-earning assets was 5.94% and 7.45% for the quarters ended September 30, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods was 3.12% and 4.36%, respectively. The decline in the net interest margin was primarily a result of the 2.75% reduction in the prime rate over the last twelve months and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are prime-based, while the Company’s interest-bearing deposits are impacted more by competitive rates in the marketplace offered for time deposits.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2008, June 30, 2008 and September 30, 2007
Tax Equivalent Basis (1)

	September 30, 2008			June 30, 2008			September 30, 2007
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$1,018,947	$15,469	6.02%	$1,010,809	$15,713	6.23%	$880,319	$17,621	7.94%
Consumer	46,480	875	7.47	46,344	869	7.53	40,490	881	8.63
Home equity	84,441	1,133	5.32	80,842	1,101	5.46	78,453	1,682	8.51
Residential mortgages	26,623	398	5.98	28,710	427	5.95	43,373	646	5.91
Total loans	1,176,491	17,875	6.03	1,166,795	18,111	6.23	1,042,635	20,830	7.93
Investment securities (3)	245,408	3,452	5.63	256,406	3,555	5.55	252,090	3,543	5.58
Federal funds sold and other interest on short-term investments	3,617	15	1.65	6,100	33	2.18	8,134	108	5.27
Total interest-earning assets	1,425,516	$21,342	5.94%	1,429,301	$21,699	6.09%	1,302,859	$24,481	7.45%
Cash and due from banks	25,554			26,736			28,261
Other assets	137,792			135,976			128,078
Allowance for loan losses	(14,052)			(13,656)			(13,283)
Total assets	$1,574,810			$1,578,357			$1,445,915

Liabilities and Equity
Savings deposits	$30,169	$30	0.39%	$30,540	$35	0.46%	$33,402	$51	0.61%
Interest-bearing demand deposits	342,575	1,802	2.09	335,851	1,635	1.95	366,824	3,230	3.49
Time deposits	679,162	6,005	3.51	668,690	6,356	3.81	549,968	6,566	4.74
Total interest-bearing deposits	1,051,906	7,837	2.96	1,035,081	8,025	3.11	950,194	9,847	4.11
Borrowed funds	174,735	1,786	4.06	181,841	1,820	4.01	147,843	1,946	5.22
Subordinated debt	30,930	407	5.22	30,930	403	5.23	30,930	599	7.68
Repurchase agreements and fed funds purchased	27,039	74	1.09	35,183	106	1.21	34,233	383	4.44
Total interest-bearing liabilities	1,284,610	$10,104	3.12%	1,283,035	$10,355	3.24%	1,163,200	$12,775	4.36%
Noninterest-bearing deposits	112,456			113,590			113,980
Other liabilities	11,174			10,787			4,885
Total liabilities	1,408,240			1,407,412			1,282,065
Shareholders’ equity	166,570			170,945			163,850
Total liabilities and shareholders’ equity	$1,574,810			$1,578,357			$1,445,915

Net interest spread (4)			2.82%			2.85%			3.10%
Tax equivalent adjustment		$411			$416			$525
Net interest income and net interest margin (5)		$11,238	3.13%		$11,344	3.18%		$11,706	3.56%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $20.8 million for the quarter ended September 30, 2007 to $17.9 million for the quarter ended September 30, 2008. The decrease is primarily due to lower loan yields, which decreased from 7.93% in the quarter ended September 30, 2007 to 6.03% in the quarter ended September 30, 2008, the effect of which was partially offset by higher average loan balances, which increased by $133.9 million. The declining loan yields are largely due to the decline in the prime rate from 7.75% as of September 30, 2007 to 5.00% as of September 30, 2008. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the loan portfolio. This swap increased loan interest income by 23 bps, or $675 thousand, in the quarter ended September 30, 2008, whereas for the quarter ended September 30, 2007, the swap decreased loan interest income by 5 bps or $137 thousand.

Interest income on investment securities remained flat at $3.0 million for the quarters ended September 30, 2008 and 2007. The $6.7 million decline in average balances outstanding between the periods was offset by an increase in the tax equivalent yield from 5.58% for the quarter ended September 30, 2007 to 5.63% for the quarter ended September 30, 2008.

Interest expense on deposits decreased from $9.8 million for the quarter ended September 30, 2007 to $7.8 million for the quarter ended September 30, 2008. The decrease is primarily due to a decrease in average deposit rates from 4.11% for the quarter ended September 30, 2007 to 2.96% for the quarter ended September 30, 2008. For time deposits, which represented 64.6% and 57.9% of total average interest-bearing deposits for the quarters ended September 30, 2008 and 2007, respectively, the average rate decreased from 4.74% for the quarter ended September 30, 2007 to 3.51% for the quarter ended September 30, 2008, reflecting the decreasing interest rate environment.

Interest expense on borrowings decreased from $2.9 million for the quarter ended September 30, 2007 to $2.3 million for the quarter ended September 30, 2008, primarily due to declines in interest rates, which were partially offset by a $19.7 million increase in average borrowings. The rate on average borrowings, including subordinated debt, for the quarter ended September 30, 2008 was 3.90%, compared to 5.50% for the quarter ended September 30, 2007. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was a decrease to interest expense of $39 thousand and an increase to interest expense of $126 thousand for the quarters ended September 30, 2008 and 2007, respectively.

Provision for loan losses was $760 thousand for the quarter ended September 30, 2008 compared to $261 thousand for the quarter ended September 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to higher levels of net charge-offs over the quarters under comparison. Net charge-offs for the quarter ended September 30, 2008 were $653 thousand, or 0.22% of average loans, compared to net charge-offs of $234 thousand, or 0.09% of average loans, for the quarter ended September 30, 2007. In spite of the increased net charge-offs, loan quality improved by several other metrics. For example, total nonperforming assets and past due loans declined from $10.5 million and $13.2 million, respectively, as of September 30, 2007 to $7.4 million and $8.9 million, respectively, as of September 30, 2008.

Noninterest income increased from $2.5 million for the quarter ended September 30, 2007 to $3.3 million for the quarter ended September 30, 2008. Service charges and other fees increased $246 thousand, partially due to an increase in overdraft and non-sufficient fund fees. Mortgage fees and revenues decreased $407 thousand, which reflects the Company’s decision to de-emphasize this business line. Other loan fees increased $242 thousand, primarily due to an increased focus on charging prepayment penalties. Brokerage fees and bank card services increased $13 thousand and $72 thousand, respectively. Bank-owned life insurance increased $37 thousand, primarily due to higher yields on existing policies. In the quarter ended September 30, 2008, noninterest income includes a $109 thousand gain on sale of investment securities and a $426 thousand gain on sale of a branch. Other noninterest income remained relatively flat, increasing $7 thousand over the quarters under comparison.

Noninterest expense for the quarter ended September 30, 2008 totaled $10.5 million compared to $9.6 million for the quarter ended September 30, 2007. Salaries and employee benefits, representing the largest noninterest expense category, increased $241 thousand, primarily due to normal compensation adjustments. Occupancy remained relatively flat at $1.1 million for the two quarters under comparison. Furniture and equipment increased $114 thousand, primarily due to equipment and building upgrades as well as higher maintenance costs. Data processing and telecommunications increased $149 thousand, primarily due to system upgrades and enhancements to support growth in the Company’s primary business lines. Advertising increased $86 thousand while office expenses decreased $47 thousand. Professional fees increased $98 thousand from higher consulting fees. Business development and travel increased $108 thousand, partially due to higher employee education and training costs as well as higher travel costs necessary to complete due diligence procedures for the pending acquisition of four branches in Fayetteville, North Carolina, from Omni National Bank. Amortization of deposit premiums acquired during prior acquisitions decreased $44 thousand as deposit premiums from earlier acquisitions became fully amortized.

Index
Miscellaneous loan handling costs remained relatively flat, increasing $5 thousand. Directors fees increased $231 thousand, reflecting a rise in the market value of stock underlying units allocated to participants in the Deferred Compensation Plan. Insurance increased $52 thousand, primarily due to higher premiums required to cover OREO properties. FDIC deposit insurance rose $142 thousand as the regulatory agency increased premiums to cover higher monitoring costs and claims. Other noninterest expenses declined $236 thousand, primarily due to losses on sales of OREO properties during the quarter ended September 30, 2007.

Income tax expense for the quarters ended September 30, 2008 and 2007 was $0.8 million and $1.1 million, respectively. The Company’s effective tax rate remained flat at 28.6% for the quarters ended September 30, 2008 and 2007.

Results of Operations

Nine month period ended September 30, 2008 compared to nine month period ended September 30, 2007

For the nine months ended September 30, 2008, the Company reported net income of $6.4 million, or $0.57 per diluted share, compared to net income of $7.8 million, or $0.68 per diluted share, for the nine months ended September 30, 2007. Net income decreased by $1.4 million, primarily due to a $485 thousand decline in net interest income and $1.7 million increase in provision for loan losses. Additionally, noninterest expense increased $1.7 million over the quarters under comparison but was offset by a $1.7 million increase in noninterest income. Tax expense declined $776 thousand over the periods under comparison, reflecting lower net income before tax expense.

Net interest income decreased $485 thousand, or 1.5%, from $33.1 million for the nine months ended September 30, 2007 to $32.7 million for the nine months ended September 30, 2008. Average earning assets increased $124.6 million to $1.4 billion for the nine months ended September 30, 2008 from $1.3 billion for the nine months ended September 30, 2007. Average interest-bearing liabilities increased $119.4 million to $1.3 billion for the nine months ended September 30, 2008 from $1.2 billion for the nine months ended September 30, 2007. The net interest margin on a fully tax equivalent basis decreased by 40 bps to 3.18% for the nine months ended September 30, 2008 from 3.58% for the nine months ended September 30, 2007. The earned yield on average interest-earning assets was 6.21% and 7.45% for the nine months ended September 30, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods was 3.37% and 4.34%, respectively. The decline in the net interest margin was primarily a result of the 2.75% reduction in the prime rate over the last twelve months and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are prime-based, while the Company’s interest-bearing deposits are impacted more by competitive rates in the marketplace offered for time deposits.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Nine Months Ended September 30, 2008 and 2007
Tax Equivalent Basis (1)

	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: (2)
Commercial	$1,005,400	$47,959	6.35%	$859,219	$51,383	8.00%
Consumer	46,508	2,654	7.60	39,758	2,563	8.62
Home equity	81,626	3,555	5.80	80,829	5,135	8.49
Residential mortgages	28,524	1,317	6.15	45,739	2,150	6.28
Total Loans	1,162,058	55,485	6.36	1,025,545	61,231	7.98
Investment securities (3)	252,757	10,597	5.59	248,224	10,128	5.46
Federal funds sold and other interest on short-term investments	5,924	103	2.32	22,338	883	5.29
Total interest-earnings assets	1,420,738	$66,184	6.21%	1,296,107	$72,243	7.45%
Cash and due from banks	26,172			27,781
Other assets	136,617			129,392
Allowance for loan losses	(13,791)			(13,369)
Total assets	$1,569,736			$1,439,911

Liabilities and Equity
Savings deposits	$30,363	$112	0.49%	$33,812	$138	0.55%
Interest-bearing demand deposits	337,198	5,291	2.09	362,304	9,415	3.47
Time deposits	668,526	19,532	3.89	568,604	20,218	4.75
Total interest-bearing deposits	1,036,087	24,935	3.21	964,720	29,771	4.13
Borrowed funds	176,069	5,628	4.26	127,169	4,923	5.18
Subordinated debt	30,930	1,336	5.75	30,930	1,777	7.68
Repurchase agreements and fed funds purchased	32,575	369	1.51	33,419	1,077	4.31
Total interest-bearing liabilities	1,275,660	$32,268	3.37%	1,156,238	$37,548	4.34%
Noninterest-bearing deposits	114,676			110,954
Other liabilities	11,032			8,713
Total liabilities	1,401,368			1,275,905
Shareholders’ equity	168,368			164,006
Total liabilities and shareholders’ equity	$1,569,736			$1,439,911

Net interest spread (4)			2.84%			3.11%
Tax equivalent adjustment		$1,252			$1,546
Net interest income and net interest margin (5)		$33,916	3.18%		$34,695	3.58%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $61.2 million for the nine months ended September 30, 2007 to $55.5 million for the nine months ended September 30, 2008. The decrease is primarily due to lower loan yields, which decreased from 7.98% in the nine months ended September 30, 2007 to 6.36% in the nine months ended September 30, 2008, the effect of which was partially offset by higher average loan balances, which increased by $136.5 million. The declining loan yields are largely due to the decline in the prime rate from 7.75% as of September 30, 2007 to 5.00% as of September 30, 2008. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the loan portfolio. This swap increased loan interest income by 20 bps, or $1.7 million, in the nine months ended September 30, 2008, whereas for the nine months ended September 30, 2007, the swap decreased loan interest income by 5 bps, or $388 thousand.

Interest income on investment securities increased from $8.6 million for the nine months ended September 30, 2007 to $9.3 million for the nine months ended September 30, 2008. The increase was primarily due to a $4.5 million increase in average balances outstanding between the periods. Also contributing to the increase in interest income, the yield on investment securities on a fully tax equivalent basis increased from 5.46% for the nine months ended September 30, 2007 to 5.59% for the nine months ended September 30, 2008.

Interest expense on deposits decreased from $29.8 million for the nine months ended September 30, 2007 to $24.9 million for the nine months ended September 30, 2008. The decrease is primarily due to decrease in average deposit rates from 4.13% for the nine months ended September 30, 2007 to 3.21% for the nine months ended September 30, 2008. For time deposits, which represented 64.5% and 58.9% of total average interest-bearing deposits for the nine months ended September 30, 2008 and 2007, respectively, the average rate decreased from 4.75% for the nine months ended September 30, 2007 to 3.89% for the nine months ended September 30, 2008, reflecting the declining interest rate environment.

Interest expense on borrowings decreased from $7.8 million for the nine months ended September 30, 2007 to $7.3 million for the nine months ended September 30, 2008, primarily due to a decline in the rate on average borrowings, which was partially offset by a $48.1 million increase in average borrowings over the same period. The rate on average borrowings, including subordinated debt, for the nine months ended September 30, 2008 was 4.08% compared to 5.43% for the nine months ended September 30, 2007. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was a decrease to interest expense of $20 thousand and an increase to interest expense of $376 thousand for the nine months ended September 30, 2008 and 2007, respectively.

Provision for loan losses was $2.2 million for the nine months ended September 30, 2008 compared to $507 thousand for the nine months ended September 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to higher levels of net charge-offs over the periods under comparison. Also contributing to the increased provision were enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the nine months ended September 30, 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies. Net charge-offs for the nine months ended September 30, 2008 were $1.7 million, or 0.15% of average loans, compared to net charge-offs of $488 thousand, or 0.05% of average loans, for the nine months ended September 30, 2007. In spite of the increased net charge-offs, loan quality improved by several other metrics. For example, total nonperforming assets and past due loans declined from $10.5 million and $13.2 million, respectively, as of September 30, 2007 to $7.4 million and $8.9 million, respectively, as of September 30, 2008.

Noninterest income increased from $7.1 million for the nine months ended September 30, 2007 to $8.8 million for the nine months ended September 30, 2008. Service charges and other fees increased $636 thousand, partially due to an increase in overdraft and non-sufficient fund fees. Mortgage fees and revenues decreased $877 thousand, which reflects the Company’s decision to de-emphasize this business line. Other loan fees increased $461 thousand, primarily due to an increased focus on charging prepayment penalties. Brokerage fees and bank card services increased $161 thousand and $255 thousand, respectively. Bank-owned life insurance increased $194 thousand, primarily due to higher yields on existing policies. During the nine months ended September 30, 2008, noninterest income includes a $249 thousand gain on sale of investment securities and a $426 thousand gain on sale of a branch. Other noninterest income increased $193 thousand, partially due to higher rental income from new subleases at the Company’s headquarters.

Index
Noninterest expense increased from $28.6 million for the nine months ended September 30, 2007 to $30.4 million for the nine months ended September 30, 2008. Salaries and employee benefits, representing the largest noninterest expense category, increased $363 thousand, primarily due to normal compensation adjustments. Occupancy increased $244 thousand, primarily due to higher rent expense from additional leased branches as well as expanded space requirements at the Company’s headquarters. Furniture and equipment increased $392 thousand, primarily due to equipment and building upgrades as well as higher maintenance costs. Data processing and telecommunications increased $324 thousand, partially due to system upgrades and enhancements to support growth in the Company’s primary business lines as well as the implementation of an internet-based phone system. Advertising increased $8 thousand while office expenses decreased $86 thousand. Professional fees increased $144 thousand due to higher recruitment and consulting fees. Business development and travel increased $124 thousand, partially due to higher travel costs necessary to complete due diligence procedures for the pending acquisition of four branches in Fayetteville, North Carolina, from Omni National Bank. Amortization of deposit premiums acquired as the result of prior acquisitions decreased $130 thousand as deposit premiums from earlier acquisitions became fully amortized. Miscellaneous loan handling costs remained relatively flat, increasing $25 thousand. Directors fees increased $133 thousand, reflecting a rise in the market value of stock underlying units allocated to participants in the Deferred Compensation Plan. Insurance increased $73 thousand, primarily due to higher premiums required to cover OREO properties. FDIC deposit insurance rose $243 thousand as the regulatory agency increased premiums to cover higher monitoring costs and claims. Other noninterest expenses declined $117 thousand, partially due to losses on sales of OREO properties during the nine months ended September 30, 2007.

Income tax expense for the nine months ended September 30, 2008 and 2007 was $2.5 million and $3.2 million, respectively. The Company’s effective tax rate declined from 29.4% for the nine months ended September 30, 2007 to 27.9% for the nine months ended September 30, 2008, due primarily to an increase in the mixture of tax-exempt income compared to net income before tax expense over the same period.

Asset Quality

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined loan amount, a sampling of loans within a lender’s authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. The Loan Review Manager reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors.

The Company estimates the amount of allowance needed to cover losses inherent in the portfolio by applying a loss allowance factor to each risk grade. Unless identified as an at-risk loan, consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Company’s historical losses and industry trends. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration, interest rate movements and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb losses inherent in the loan portfolio as of the balance sheet date presented.

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750 thousand, including all related loans, as well as all loans management has identified as impaired. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $14.0 million allowance for loan losses as of September 30, 2008, $2.9 million has been allocated to specific loans, including loans considered to be impaired. As of September 30, 2008 and December 31, 2007, there were $2.6 million and $2.7 million, respectively, of specific impaired loans with balances greater than $750 thousand. As of September 30, 2008 and December 31, 2007, there were $4.0 million and $1.7 million, respectively, of impaired loans with balances less than $750 thousand. As of September 30, 2008 and December 31, 2007, $0.3 million and $0.2 million, respectively, are included in the allowance for loan losses for impaired loans less than $750 thousand. At September 30, 2008 and December 31, 2007, there were no impaired loans that did not have an allowance for loan losses.

Index
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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $760 thousand for the quarter ended September 30, 2008 compared to $261 thousand for the quarter ended September 30, 2007, and management recorded a provision of $2.2 million for the nine months ended September 30, 2008 compared to $507 thousand for the nine months ended September 30, 2007. The increase in the provision was partially due to loan growth but was also partially due to higher levels of net charge-offs over the periods under comparison. Also contributing to the increased provision were enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the nine months ended September 30, 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies. Among other refinements, the enhanced methodology utilizes a greater dispersion of risk rating classifications based on the collateral backing of the loans.

Past due loans as a percentage of total loans decreased from 0.98% at December 31, 2007 to 0.75% at September 30, 2008. Nonperforming loans, which includes all loans past due greater than 90 days or in nonaccrual status, as a percentage of total loans declined from 0.55% at December 31, 2007 to 0.54% at September 30, 2008. Nonperforming assets as a percentage of total assets declined from 0.50% at December 31, 2007 to 0.47% at September 30, 2008. Management believes the allowance for loan losses as of September 30, 2008 is adequate to absorb the inherent losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.

At September 30, 2008, nonperforming loans were $6.4 million, an increase of $0.4 million from December 31, 2007. The majority of the Company’s nonperforming loans are secured by real estate, and to a lesser extent, the Company relies on the support of guarantors. The Company monitors the value of the underlying collateral and the liquidity of the guarantors on a periodic basis. Based on this review and analysis, the Company does not currently anticipate any material losses associated with the nonperforming loans as of September 30, 2008. Nonperforming loans as of September 30, 2008 do not include outstanding loans and loan commitments extended to a residential builder in Central North Carolina due to a deferred payment plan. Outstanding principal and unused commitment related to this lending relationship were $650 thousand and $8 thousand, respectively, as of September 30, 2008.

The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2008 and 2007, respectively.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Allowance for loan losses, beginning of period	$13,910	$13,339	$13,571	$13,347
Net charge-offs:
Loans charged off:
Commercial	734	100	1,288	246
Construction	34	–	138	19
Consumer	50	226	780	335
Home equity	–	54	90	79
Residential mortgages	14	–	14	53
Total charge-offs	832	380	2,310	732
Recoveries of loans previously charged off:
Commercial	160	64	483	102
Construction	–	–	–	–
Consumer	9	28	85	88
Home equity	–	54	1	54
Residential mortgages	10	–	12	–
Total recoveries	179	146	581	244
Total net charge-offs	653	234	1,729	488
Loss provision charged to operations	760	261	2,175	507
Allowance for loan losses, end of period	$14,017	$13,366	$14,017	$13,366

Net charge-offs to average loans during the period (annualized)	0.22%	0.09%	0.15%	0.06%
Allowance as a percent of gross loans	1.17%	1.25%	1.17%	1.25%

The Company’s determination of the allowance for loan losses is subject to management’s judgment and analysis of many internal and external factors. While management is comfortable with the adequacy of the current allowance for loan losses, it is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.

The following table presents an analysis of nonperforming assets as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial	$4,343	$4,489
Construction	1,570	562
Consumer	25	28
Home equity	275	397
Residential mortgages	198	506
Total nonperforming loans	6,411	5,982
Foreclosed property held	1,019	1,571
Total nonperforming assets	$7,430	$7,553

Nonperforming loans to total loans	0.54%	0.55%
Nonperforming assets to total assets	0.47%	0.50%
Allowance coverage of nonperforming loans	219%	227%

Foreclosed property decreased to $1.0 million at September 30, 2008 from $1.6 million at December 31, 2007. The decrease was primarily due to the disposition of certain foreclosed commercial and residential properties. The Company is actively marketing all of its foreclosed property. Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.

Index
Liquidity and Capital Resources

The Company’s liquidity management involves planning to meet the Company’s anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated by the Company’s senior management and the Asset and Liability Committee of the Bank’s Board of Directors. The Company had $35.5 million in its most liquid assets, cash and cash equivalents as of September 30, 2008. The Company’s principal sources of funds are loan repayments, deposits, Federal Home Loan Bank borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital, which totaled $1.1 billion and $1.0 billion at September 30, 2008 and December 31, 2007, respectively, funded 69.9% of total assets at September 30, 2008 compared to 67.9% at December 31, 2007. In addition, the Company has the ability to take advantage of various other funding programs available from the Federal Home Loan Bank of Atlanta, as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. During the quarter ended September 30, 2008, the Company repurchased 2,000 shares at a weighted average price of $8.95 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on the Company’s share repurchases.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2008 and the minimum requirements are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation
Total capital (to risk-weighted assets)	$150,056	10.91%	$137,599	10.00%
Tier I capital (to risk-weighted assets)	135,727	9.86	82,560	6.00
Tier I capital (to average assets)	135,727	8.98	75,583	5.00

Capital Bank
Total capital (to risk-weighted assets)	$147,392	10.74%	$137,235	10.00%
Tier I capital (to risk-weighted assets)	133,063	9.70	82,341	6.00
Tier I capital (to average assets)	133,063	8.82	75,439	5.00

Shareholders’ equity was $166.5 million, or $14.83 per share, at September 30, 2008. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

The Company maintains the Capital Bank 401(k) Retirement Plan (the “Plan”) for the benefit of its employees, through which participants can elect to purchase Company common stock at market prices. In prior years, the Company had registered 50,000 shares of its common stock with the SEC to be available for issuance under the Plan. The Company recently determined that it may have inadvertently failed to register with the SEC the issuance of shares under the Plan in excess of the number previously registered. As a result, certain purchasers of common stock pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. As of September 30, 2008 and December 31, 2007, the Company had common shares subject to potential rescission rights that are considered redeemable common stock, because the redemption features are not within the control of the Company. These shares have always been treated as outstanding for financial reporting purposes.

Index
The U.S. Treasury has announced that it will make funds available to certain banks under its Troubled Asset Relief Program (the “Program”). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain U.S. financial institutions may sell senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. On October 23, 2008, the Company’s board of directors (the “Board”) authorized and approved the Company’s participation in the Program, and the Company filed its application with the Treasury. In order to participate in the Program, the Board also authorized the Company to sell up to 42,900 shares of senior preferred stock (“Senior Preferred”) to the Treasury for $1,000 per share, subject to the pre-approval of this proposal by the Company’s shareholders.

On November 6, 2008, the Treasury notified the Company that it was eligible to participate in the Program. At this point, however, there is no binding agreement or commitment with respect to the Company’s participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of participation. Although the Company has no reason to believe that it will not be able to participate in the Program, no assurances can be given that it will be able to participate. In addition, no assurances can be given regarding the approximate number of shares of preferred stock that the Company may issue or the approximate amount of consideration the Company will receive from Treasury for any such shares that may be issued under the Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2007 to September 30, 2008.

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

U.S. and international credit markets and economic conditions could adversely affect our liquidity and financial condition.

As described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although the Company remains well capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability.

While the U.S. and foreign governments have instituted programs to address economic stabilization, the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to our ultimate participation in the U.S. Treasury’s Troubled Asset Relief Program and its subsequent impact on the Company also remain uncertain. Although the final terms of the program have not been decided, the U.S. Treasury’s program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders interests and restricting capital management practices.

In addition, federal and state governments could pass additional legislation responsive to current credit conditions. We could experience higher credit losses because of legislation or regulatory action that reduces the amounts borrowers are contractually required to pay under existing loan contracts or that limits our ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

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

Index
Weakness in our market areas could depress our earnings and consequently our financial condition because:

•	customers may not want or need our products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of our loan portfolio may decline.

Any of the latter three scenarios could require us to charge-off a higher percentage of loans and/or increase provisions for credit losses, which would reduce our net income. For an analysis of our recent charge off experience, please refer to the “Assets” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Because the majority of our borrowers are individuals and businesses located and doing business in Wake, Granville, Lee, Chatham, Alamance, Buncombe and Catawba Counties, North Carolina, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

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

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. As of September 30, 2008, approximately 17.8% of our total loans were secured by residential real estate. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2008 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

July 1, 2008 – July 31, 2008	2,000	$8.95	2,000	989,900
August 1, 2008 – August 30, 2008	–	–	–	989,900
September 1, 2008 – September 30, 2008	–	–	–	989,900

(1)
On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s currently outstanding shares of common stock (in the open market or in any private transaction). There is no expiration date for the repurchase program. As of September 30, 2008, there were an aggregate of 989,900 shares remaining authorized for future repurchases.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Index
Item 6. Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1	Purchase and Assumption Agreement, dated September 25, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, and Omni National Bank

Exhibit 10.2
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008)

Exhibit 10.3
Amended and Restated Employment Agreement, dated September 17, 2008, by and among Capital Bank Corporation, Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008)

Exhibit 10.4
Real Estate Purchase Agreement, dated October 6, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, Michael R. Moore and Viola V. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008)

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 7th day of November 2008.

CAPITAL BANK CORPORATION

By: /s/ Michael R. Moore
Michael R. Moore
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index
Exhibit Index

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1	Purchase and Assumption Agreement, dated September 25, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, and Omni National Bank

Exhibit 10.2
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008)

Exhibit 10.3
Amended and Restated Employment Agreement, dated September 17, 2008, by and among Capital Bank Corporation, Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008)

Exhibit 10.4
Real Estate Purchase Agreement, dated October 6, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, Michael R. Moore and Viola V. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008)

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