Form 10-K
period 2008-12-31
CAPITAL BANK CORP
filed 2009-03-16
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

NASDAQ Global Select Market
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

The aggregate market value of the registrant’s common stock, no par value per share, as of June 30, 2008, held by those persons deemed by the registrant to be nonaffiliates was approximately $71,479,135 (8,085,875 shares held by nonaffiliates at $8.84 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 12, 2009 there were 11,300,369 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated	Where

1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009	Part III

CAPITAL BANK CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2008

INDEX

Index
PART I

Forward Looking Statements

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

Item 1.  Business

General

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank, CB Trustee, LLC, and Capital Bank Investment Services, Inc. In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the “Trusts”). These Trusts are not consolidated with the financial statements of the Company pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). Capital Bank (the “Bank”) was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System (“Federal Reserve”). CB Trustee, LLC was established to facilitate the administration of deeds of trust relating to real property that is used as collateral to secure loans made by the Bank. CB Trustee, LLC has no assets, liabilities, operational income or expenses. Capital Bank Investment Services, Inc. currently has no operations and is inactive, but remains a subsidiary of the Company. See also Part II – Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies for a discussion of the Company’s operating segment.

The Bank has two wholly-owned subsidiaries. CB Capital Purchase, Inc. was formed as a wholly-owned subsidiary of the Bank solely to inject capital into the Bank that was received by the Company from the U.S. Treasury Department under the Capital Purchase Program. In January 2006, the Company merged with 1st State Bancorp, Inc. (“1st State Bancorp”). As a result of the merger, and the subsequent merger of 1st State Bank, a subsidiary of 1st State Bancorp, with and into the Bank, the Bank is the sole manager-member of First Capital Services Company, LLC (“FCSC”), which had previously operated as 1st State Bank’s full service investment company. FCSC ceased operations following the merger, but remains a wholly-owned subsidiary of the Bank.

As of December 31, 2008, the Company had assets of approximately $1.7 billion, with gross loans and deposits outstanding of approximately $1.3 billion. The Company’s corporate office is located at 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has 32 branch offices in North Carolina: five branch offices in Raleigh, four in Asheville, four in Burlington, three in Fayetteville, three in Sanford, two in Graham, and one each in Cary, Clayton, Hickory, Mebane, Morrisville, Oxford, Parkton, Siler City, Pittsboro, Wake Forest and Zebulon.

Capital Bank is a community bank engaged in the general commercial banking business in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Johnston, Lee, Robeson and Wake counties of North Carolina. Wake County has a diversified economic base, comprised primarily of services, retail trade, government and manufacturing and includes the city of Raleigh, which is the state capital. Cumberland County, which includes the city of Fayetteville, has a large military community and is home to Fort Bragg and Pope Air Force Base. Granville, Lee and Chatham counties are significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. Alamance County has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. Catawba County, which includes the town of Hickory, is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville, in Buncombe County, is comprised primarily of services, health care, tourism and manufacturing.

Index
The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement, automobiles, equity lines of credit, mortgage loans, credit loans, consumer loans, credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. Through a partnership between the Bank’s financial services division and Capital Investment Companies, acting as a registered broker-dealer performing the brokerage services, the Bank also makes available a complete line of uninsured investment products and services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Capital Investment Companies is a leading Raleigh, North Carolina based broker-dealer that is unaffiliated with the Company. At present, the Bank does not provide the services of a trust department.

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

Lending Activities and Deposits

Loan Types and Lending Policies. The Bank originates a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, and loans to individuals for personal and household purposes. A significant portion of the loan portfolio is related to real estate. During 2008, there was an increased concentration in the construction industry compared to previous years. The economic trends in the areas served by the Company are influenced by the significant industries within the regions. Consistent with the Company’s emphasis on being a community-oriented financial institution, virtually all its business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to the Bank’s loan policies as approved annually by the Board of Directors. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including loan grading of commercial loans, approval of larger loans by the loan committee of the Board of Directors, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Company’s clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table:

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$726,599	58%	$640,563	58%	$593,666	59%	$430,625	64%	$439,328	67%
Construction	366,376	29	301,799	28	250,308	25	131,941	20	103,896	16
Consumer	10,249	1	12,788	1	30,806	3	19,022	3	23,732	4
Home equity lines	92,722	7	79,361	7	83,231	8	65,566	10	61,924	9
Mortgage	58,422	5	60,596	6	50,041	5	21,828	3	25,987	4
	$1,254,368	100%	$1,095,107	100%	$1,008,052	100%	$668,982	100%	$654,867	100%

Deposits. The majority of the Bank’s deposit customers are individuals and small- to medium-size businesses located in Wake, Granville, Cumberland, Chatham, Lee and Alamance Counties, North Carolina and contiguous areas, and the Hickory and Asheville, North Carolina communities. Management of the Company does not believe that the deposits or the business of the Bank are seasonal in nature. Deposits vary with local and national economic conditions, but management does not believe the variances have a material effect on planning and policy making. The Bank attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Bank’s rates are competitive with those offered by other institutions in the same geographic area.

Index
The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits as of December 31, 2008 and 2007:

	2008	2007

Demand, noninterest bearing	10%	10%
Savings and interest bearing checking	13	14
Money market deposit accounts	16	21
Time deposits:
Less than $100,000	39	34
$100,000 and greater	22	21
	100%	100%

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

Despite the competition in its market area, the Company believes that it has certain competitive advantages that distinguish it from its competition. Capital Bank believes that its primary competitive advantages are its strong local identity and affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business enterprises, professionals and upper-income individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Company relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of March 10, 2009, the Company employed 392 persons, of which 371 were full-time and 21 were part-time. None of the Company’s employees are represented by a collective bargaining unit or agreement. The Company considers relations with its employees to be good.

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

Index
The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law). In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina has “opted in” to such legislation. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina’s opt-in law, North Carolina law permits unrestricted interstate de novo branching.

Additional Restrictions and Oversight. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities of the bank holding company and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. An example of a prohibited tie-in would be any arrangement that would condition the provision or cost of services on a customer obtaining additional services from the bank holding company or any of its other subsidiaries.

The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

Index
Under the provisions of North Carolina law, the Bank is registered with and subject to supervision by the North Carolina Office of the Commissioner of Banks (the “Commissioner”).

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings, and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable convertible debt securities, a limited amount of other preferred stock, subordinated debt- and loan loss reserves.

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

As of December 31, 2008, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.17%, 13.24% and 10.58%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2007 were 10.19%, 11.28% and 9.10%, respectively.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as Capital Bank Corporation, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Pursuant to authority granted under EESA, the Treasury has created the TARP Capital Purchase Program (“TCPP”) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

Index
Institutions participating in the TARP or TCPP are required to issue warrants for common or preferred stock or senior debt to the Treasury. If an institution participates in the TCPP or if the Treasury acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes.

Capital Bank Corporation’s TCPP Participation. In December 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. As a condition under the TCPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million (each a “Qualified Equity Offering”). The Treasury may also transfer the Series A Preferred Stock to a third party at any time. For more information on the Company’s participation in the TCPP, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 2. U.S. Treasury Department’s Capital Purchase Program.

American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including Capital Bank Corporation, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the TCPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department.

Additionally, the ARRA amends Section 111 of the EESA to require the Treasury Department to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including Capital Bank Corporation). The standards required to be established by the Treasury include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TCPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Treasury having authority to negotiate for reimbursement, and (4) a review by the Treasury of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Treasury to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Treasury is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

Index
Bank Regulation

General. The Bank is subject to numerous state and federal statues and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, the issuance of securities, capital adequacy, loss reserves and compliance with the CRA as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

Deposit Insurance. The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. Pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the maximum deposit insurance amount per depositor was increased from $100,000 to $250,000 until December 31, 2009, at which point the maximum insurance per insured depositor returns to $100,000 ($250,000 for certain retirement accounts). The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. Currently, banks pay between 5 and 43 basis points of their domestic deposits for FDIC insurance. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment, depending on the insured institution’s risk category as described above. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Company recorded total FDIC deposit insurance expense of $685 thousand, $270 thousand and $231 thousand for the years ended December 2008, 2007 and 2006, respectively.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Bank estimates that the assessment would total approximately $2.4 million. The assessment would be payable on September 30, 2009. On March 5, 2009, the chairman of the FDIC announced that the regulatory agency intends to lower the special assessment from 20 cents to 10 cents per $100 of insured deposits. The approval of this reduction is contingent on whether the U.S. Congress passes legislation that would expand the FDIC's line of credit with the U.S. Treasury to $100 billion. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

On October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Bank did not choose to opt out of either the transaction account guarantee program or debt guarantee program components of the TGLP.

Index
Dividends and Capital Requirements. Under North Carolina corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than its liabilities. In general, the Company’s ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level.

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. As of December 31, 2008, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.09%, 13.15% and 10.47%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2007 were 9.79%, 10.88% and 8.73%, respectively.

Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

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

Community Reinvestment Act. Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

Index
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

Executive Officers

The executive officers of the Company are:

Name	Age	Position with Company

B. Grant Yarber	44	President and Chief Executive Officer
Michael R. Moore	51	Executive Vice President and Chief Financial Officer
David C. Morgan	48	Executive Vice President and Chief Banking Officer
Mark J. Redmond	41	Executive Vice President and Chief Credit Officer

B. Grant Yarber serves as President and Chief Executive Officer for Capital Bank Corporation and Capital Bank, overseeing the day-to-day operations of the Bank. Mr. Yarber joined Capital Bank Corporation in 2003 as the Chief Credit Officer and was promoted to President and Chief Operating Officer in January 2004 before his appointment to Chief Executive Officer in May 2004. Mr. Yarber served previously as Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C. from 2002 to 2003. With more than 18 years of banking experience, Mr. Yarber has particular strength in lending and credit management. His background includes leadership positions with Bank of America, including Southeast Credit Manager and Regional Executive for Business Banking and Professional/Executive Banking for Missouri and Illinois. He also serves as a director and President of Capital Bank Foundation, Inc.

Michael R. Moore serves as Executive Vice President and Chief Financial Officer for Capital Bank Corporation and Capital Bank. In this position, Mr. Moore is responsible for the financial activities of the Company, including investment portfolio management, analyst relations and strategic planning. Mr. Moore has over 28 years of banking experience and most recently served as Senior Vice President of Funds Management for Sky Financial Group Incorporated. Mr. Moore was responsible for balance sheet management at Sky Financial Group which included the investment portfolio, borrowed funds, margin management of all loan and deposit products, and ensuring adequate liquidity was available.

David C. Morgan serves as Executive Vice President and Chief Banking Officer for Capital Bank Corporation and Capital Bank. Mr. Morgan joined the Bank in 2003 serving as Triangle Regional President. Mr. Morgan has over 26 years of business lending expertise in executive level positions with a large Southeastern bank where he served the Granville, Wake, Durham- and Franklin County areas. In his role as Chief Banking Officer, Mr. Morgan is responsible for commercial and retail banking statewide.

Mark J. Redmond serves as Executive Vice President and Chief Credit Officer for Capital Bank Corporation and Capital Bank. Mr. Redmond joined Capital Bank in 2005, previously having served as Senior Credit Officer at BB&T Corporation (“BB&T”) for three years, where he was responsible for credit administration for the western half of Kentucky, and as a Relationship Officer with BB&T’s Capital Markets Group for two years. Mr. Redmond has over 16 years of banking experience, concentrating in the commercial lending and credit areas. In his function as Chief Credit Officer, Mr. Redmond is responsible for credit quality, loan review, special assets and the credit department.

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

Index
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

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our liquidity or financial condition.

The EESA, which established the TARP, was enacted on October 3, 2008. As part of the TARP, the Treasury Department created the TCPP, under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the ARRA was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the TCPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s financial condition, results of operation, liquidity or stock price.

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

Any of the latter three scenarios could require us to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce our net income. For an analysis of our recent charge-off experience, please refer to the “Assets” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index
Because the majority of our borrowers are individuals and businesses located and doing business in Wake, Granville, Lee, Cumberland, Johnston, Chatham, Alamance, Buncombe and Catawba Counties, North Carolina, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

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

The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

Index
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

Participation in the TARP imposes several restrictions on compensation paid to our executives.

Pursuant to the terms of the Stock Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the Stock Purchase Agreement, including the common stock which may be issued pursuant to the TARP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and our senior executive officers (“SEOs”). The standards include (1) ensuring that bonus incentive compensation arrangements for SEOs do not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a SEOs based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting certain parachute payments to SEOs; and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each SEO. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the TARP Warrant has a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.

Additionally, the ARRA amends Section 111 of the EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including Capital Bank Corporation). The standards required to be established by the Treasury include, in part, (1) prohibitions on making golden parachute payments to SEOs and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain SEOs and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of an individual’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TCPP participants provide for the recovery of any bonus or incentive compensation paid to SEOs and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Treasury having authority to negotiate for reimbursement, and (4) a review by the Treasury of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

Index
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

The Treasury Department’s investment in us imposes restrictions and obligations limiting our ability to increase dividends and repurchase common stock.

In December 2008, the Company issued preferred stock and warrants to purchase common stock to the Treasury Department under the Capital Purchase Program. Prior to December 12, 2011, unless the Company has redeemed all of the preferred stock, or the Treasury Department has transferred all of the preferred stock to a third party, the consent of the Treasury Department will be required for the Company to, among other things, increase common stock dividends or effect repurchases of common stock (with certain exceptions, including the repurchase of the Company’s common stock to offset share dilution from equity-based employee compensation awards).

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

Index
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

Index
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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases property located at 333 Fayetteville Street, Raleigh, North Carolina for its principal offices and a branch office. The lease is for approximately 58,772 square feet, of which approximately 55,585 square feet is for the Company’s principal offices and for the branch office. The Company owns 14 properties throughout North Carolina that are used as branch offices, which are located in Burlington (3), Clayton, Fayetteville (2), Graham (2), Hickory, Mebane, Raleigh, Sanford, Siler City, and Zebulon. The Company’s operations center is located in one of the Burlington offices. The Company completed the consolidation of its statewide operations during 2006 and now processes data and bank items in house at its Burlington operations center. The Company leases 17 other properties throughout North Carolina that are used as branch offices and which are located in Asheville (4), Burlington, Cary, Fayetteville (2), Morrisville, Oxford, Pittsboro, Raleigh (3), Sanford (2), and Wake Forest. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm’s length bargaining.

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or financial condition.

Index
Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on December 10, 2008. The following matter was submitted to a vote of the shareholders with the results shown below:

Approval of amendment to the Articles of Incorporation to authorize 100,000 shares of preferred stock, no par value per share, which may be issued by the Company in the future with such rights, preferences and designations as determined by our board of directors without further shareholder action

Votes For	Votes Against	Abstained
5,785,420	974,709	51,376

The matter listed above is described in detail in our definitive proxy statement dated November 17, 2008 for the Special Meeting of Shareholders held on December 10, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Capital Bank Corporation common stock are traded on the Nasdaq Global Select Market under the symbol “CBKN.” As of March 10, 2009, the Company had approximately 2,000 holders of record of its common stock. The following tables set forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company’s common stock.

	High	Low	Cash Dividends per Share Declared

2008
First quarter	$12.91	$9.27	$0.08
Second quarter	10.95	8.78	0.08
Third quarter	10.50	7.22	0.08
Fourth quarter	9.39	5.82	0.08

2007
First quarter	$18.25	$16.80	$0.08
Second quarter	17.94	16.36	0.08
Third quarter	17.25	12.70	0.08
Fourth quarter	15.25	10.28	0.08

Dividend Policy. The Company’s shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company’s ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during 2008, the Company declared and paid dividends totaling $0.32 per share (see chart above for declared quarterly dividends). The Company currently intends to maintain its dividend payment to shareholders in the form of quarterly cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. The Company’s earnings and projected future earnings as well as capital levels will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will continue to be paid to shareholders, and if so, the appropriate amount. Actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by the Company’s Board of Directors as well as the limitations discussed above.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Index
Repurchases of Equity Securities. On January 24, 2008, the Company’s Board of Directors authorized the repurchase (in the open market or in any private transaction) of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. On February 23, 2006, the Company’s Board of Directors authorized a program to repurchase, up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program was for a period of up to two years and superseded the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares, under which Company did not acquire any shares. As of December 31, 2008, there were an aggregate of 989,900 shares remaining authorized for future repurchases. For the year ended December 31, 2008, the Company repurchased a total of 10,166 shares at an aggregate cost of $91,728.

During the fourth quarter ended December 31, 2008, the Company did not purchase any shares of Company equity securities registered pursuant to Section 12 of the Exchange Act.

Item 6.  Selected Financial Data

The following table sets forth selected financial information for the Company, including balance sheet data as of December 31, 2008 and 2007, and operational data for the years ended December 31, 2008, 2007 and 2006 that has been derived from, and is qualified by reference to, the consolidated financial statements and notes thereto included elsewhere in this report, which should be read in conjunction with such consolidated financial statements and notes thereto. The balance sheet data as of December 31, 2005 and 2004 and operational data for the year ended December 31, 2004 are derived from consolidated financial statements and notes thereto not included herein. The comparability of financial data from 2005 and 2006 has been significantly impacted by the acquisition of 1st State Bancorp in January 2006, and the comparability of financial data from 2007 and 2008 has been significantly impacted by the goodwill impairment charge taken in 2008.

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
(Dollars in thousands)

Selected Balance Sheet Data
Cash and cash equivalents	$54,455	$40,172	$54,332	$77,089	$23,011
Investment securities	278,138	259,116	239,047	161,601	160,580
Gross loans	1,254,368	1,095,107	1,008,052	668,982	654,867
Allowance for loan losses	14,795	13,571	13,347	9,592	10,721
Total assets	1,654,232	1,517,603	1,422,384	960,906	882,294
Deposits	1,315,314	1,098,698	1,055,209	698,480	654,976
Repurchase agreements	15,010	45,295	34,238	14,514	16,755
Borrowings	132,000	163,347	125,924	93,173	102,320
Shareholders’ equity	148,514	164,300	161,681	83,492	77,738

Summary of Operations
Interest income	$85,020	$94,537	$86,952	$50,750	$42,391
Interest expense	42,424	50,423	40,770	21,476	16,257
Net interest income	42,596	44,114	46,182	29,274	26,134
Provision (credit) for loan losses	3,876	3,606	531	(396)	1,038
Net interest income after provision for loan losses	38,720	40,508	45,651	29,670	25,096
Noninterest income	11,051	9,511	9,636	6,731	6,905
Noninterest expense	106,662	39,037	36,678	26,439	23,824
Net (loss) income before tax (benefit) expense	(56,891)	10,982	18,609	9,963	8,177
Income tax (benefit) expense	(1,207)	3,124	6,271	3,264	2,866
Net (loss) income	$(55,684)	$7,858	$12,338	$6,699	$5,311

Index

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Per Share Data
Net (loss) income – basic	$(4.94)	$0.69	$1.06	$.99	$.79
Net (loss) income – diluted	(4.94)	0.68	1.06	.97	.77
Dividends	0.32	0.32	0.24	0.24	0.21
Book value	9.54	14.71	14.19	12.18	11.76
Number of common shares outstanding	11,238,085	11,169,777	11,393,990	6,852,156	6,612,787

Selected Ratios
Return on average assets	(3.52)%	0.54%	0.91%	0.74%	0.60%
Return on average shareholders’ equity	(32.93)%	4.78%	7.64%	8.32%	7.04%
Dividend payout ratio	(6)%	47%	23%	24%	26%
Average shareholders’ equity to average total assets	10.68%	11.32%	11.93%	8.87%	8.58%
Net interest margin [1]	3.08%	3.53%	3.94%	3.59%	3.28%

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

Overview

Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of December 31, 2008, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, fees generated from originating mortgage loans that are sold, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees, telecommunication and other non-interest expenses.

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

Index
Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Along with other financial institutions, the Company’s stock price has suffered as a result. Management cannot predict when these market difficulties will subside. While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time. The Company’s primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

Because of the current economic situation, U.S. and foreign governments have acted in attempt to stabilize the financial system. For example, the U.S. government enacted the EESA, which, among other things, authorized the U.S. Treasury Department to establish the TARP, of which the TCPP is a part. Under the TCPP, certain U.S. financial institutions may sell senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. See “Capital Resources” below for a more detailed discussion of the Company’s participation in the TCPP. It is not clear at this time what impact these measures will have on the on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

Non-GAAP Financial Measures

Included within this management discussion and analysis section, management presents earnings and earnings per common share excluding a goodwill impairment charge recorded in 2008. The goodwill impairment charge is included in financial results presented in accordance with U.S. GAAP. The Company believes the exclusion of the goodwill impairment charge in expressing earnings and earnings per common share in 2008 provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider the goodwill impairment charge to be relevant to ongoing operating results. These non-GAAP financial measures do not impact any balances presented for the years ended December 31, 2007 and 2006.

The following table represents a “GAAP to Non-GAAP Reconciliation” of the net loss for the year ended December 31, 2008 on a GAAP basis to earnings excluding the goodwill impairment charge, which is a non-GAAP financial measure.

Year Ended December 31, 2008
(Dollars in thousands)

Net loss (GAAP)	$(55,684)
Goodwill impairment charge	65,191
Reduction in deferred taxes	(3,180)
Net income before goodwill impairment charge (Non-GAAP)	$6,327

The following table represents a “GAAP to Non-GAAP Reconciliation” of the loss per share for the year ended December 31, 2008 on a GAAP basis to earnings per share excluding the goodwill impairment charge, which is a non-GAAP financial measure. Because of the net loss attributable to common shareholders in 2008, the GAAP earnings per common share calculation excludes potential shares, such as stock options and stock warrants, since the effect of those potential shares would have been antidilutive to the per share amounts.

	GAAP	Non-GAAP
(Dollars in thousands except share data)

Net (loss) income	$(55,684)	$6,327
Dividends and accretion on preferred stock	124	124
Net (loss) income attributable to common shareholders	(55,808)	6,203

Shares used in the computation of (loss) earnings per share:
Weighted average number of shares outstanding – basic	11,302,769	11,302,769
Incremental shares from assumed exercise of stock options and warrants	–	122,798
Weighted average number of shares outstanding – diluted	11,302,769	11,425,567

(Loss) earnings per common share – basic	$(4.94)	$0.55
(Loss) earnings per common share – diluted	$(4.94)	$0.54

Index
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Company has procedures in place to segregate the goodwill impairment charge from other normal operating expenses to ensure that the Company’s operating results are properly reflected for period-to-period comparisons. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes the goodwill impairment charge does not represent the amount that effectively accrues directly to stockholders (i.e., the goodwill impairment charge is a reduction to earnings and stockholders’ equity).

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

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

•
Goodwill – Goodwill is not amortized, but is reviewed for possible impairment on an annual basis at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Historically, the major assumptions used in the impairment testing process included the estimated future cash flows of the reporting unit and the discount rate. The discount rate was unique to the Company’s business and was based upon the cost of capital specific to the banking industry. However, due to the current economic conditions and the decline in the Company’s stock price below tangible book value, a market valuation approach that utilizes the current stock price as the primary indicator of fair market value was used for the 2008 annual impairment test. Based on the impairment testing process, the Company recorded a goodwill impairment charge of $65.2 million in 2008.

•
Impairment of Long-Lived Assets – Long-lived assets, including identified intangible assets, are evaluated for impairment if events or circumstances indicate a possible impairment. Such evaluations are based on undiscounted cash flow projections. The disposal of long-lived assets is measured based on the lower of the book or fair value less the costs to sell.

Index
Executive Summary

As discussed in more detail below, the following is a brief summary of our significant results for the year ended December 31, 2008.

•
The Company reported a net loss for the year ended December 31, 2008 of $55.7 million, or $4.94 per diluted share, compared to net income of $7.9 million, or $0.68 per diluted share, for the year ended December 31, 2007. Prior to a $65.2 million goodwill impairment charge in 2008, which was partially offset by a reduction in deferred taxes of $3.2 million, net income was $6.3 million, or $0.54 per diluted share, for 2008. See “Non-GAAP Financial Measures” for a reconciliation of net loss and loss per common share on a GAAP basis to earnings and earnings per common share excluding the goodwill impairment charge, and related tax effect, on a non-GAAP basis for the year ended December 31, 2008. The decline in earnings to a net loss in 2008 is primarily attributed to the $65.2 million goodwill impairment charge recorded to noninterest expense. Further decreasing earnings was a $1.5 million decrease in net interest income, a $270 thousand increase in the provision for loan losses, and an additional $2.4 million increase in noninterest expense not related to the goodwill impairment charge. Partially offsetting the earnings decline was a $1.5 million increase in noninterest income. Income taxes decreased by $4.3 million due to the goodwill impairment charge and decline in net income before tax expense.

•
Net interest income for the years ended December 31, 2008 and 2007 was $42.6 million and $44.1 million, respectively, representing a 3.4% decrease over the period. This decrease was primarily due to a decline in the Company’s net interest margin from 3.53% in 2007 to 3.08% in 2008. The lower net interest margin was largely due to steps taken by the Federal Reserve to stimulate the national economy. One of the significant actions taken to address the national recession and persisting credit crisis was the Federal Open Market Committee’s (“FOMC”) reduction of the Prime Rate by a cumulative 400 basis points (“bps”) during the year. This rapid decline in rates, coupled with competitive pressures in the marketplace for retail deposits, compressed net interest income during the year. The margin compression was partially offset by 9.6% growth in average earning assets over the same period.

•
The provision for loan losses for the year ended December 31, 2008 was $3.9 million compared to $3.6 million for the year ended December 31, 2007. The increase in the provision was partially due to loan growth and softening credit quality but was also partially due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision during the second quarter of 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve, and other regulatory agencies. Nonperforming assets, which includes loans on nonaccrual and other real estate owned, increased to 0.61% of total assets at the end of December 2008 from 0.50% at the end of December 2007. In addition, past due loans increased to 1.09% of total loans at the end of December 2008 from 0.98% at the end of December 2007. Allowance for loan losses totaled 1.18% and 1.24% of total loans as of December 31, 2008 and 2007, respectively. Further, the allowance for loan losses as a percent of nonperforming loans decreased to 162% at the end of 2008 from 227% at the end of 2007.

•
Noninterest income rose from $9.5 million in 2007 to $11.1 million in 2008 despite a $976 thousand decline in mortgage fees and revenues. Service charges, other loan fees, and bank card services increased a combined $1.5 million primarily as a result of management’s continued emphasis on increasing income from these sources. Gains recognized on the sale of investments and the sale of a branch added $298 thousand and $374 thousand, respectively, to noninterest income during this period.

•
Noninterest expense increased $67.6 million during the year ended December 31, 2008 from the same period in 2007 primarily related to a goodwill impairment charge of $65.2 million resulting from the Company’s annual goodwill impairment test. In addition, salaries and employee benefits, furniture and equipment, data processing and telecommunications, directors fees and FDIC insurance costs contributed a combined $3.1 million to the increase in noninterest expense. Salaries and employee benefits increased primarily due to routine annual compensation adjustments and staffing needs at branches opened in Asheville (May 2008), Clayton (December 2008) and Zebulon (December 2007); furniture and equipment increased partially due to equipment and building upgrades as well as higher maintenance costs; data processing and communications increased primarily due to system upgrades and enhancements to support growth in the Company’s primary business lines; directors fees increased as mark-to-market adjustments from the decline in the Company’s stock price decreased expense more in 2007 than in 2008; and FDIC deposit insurance costs rose as the regulatory agency increased premiums to cover higher monitoring costs and claims. Partially offsetting the increase in noninterest expense was a decline in occupancy expense of $439 thousand over the same periods. This decrease was primarily due to increased rent expense and depreciation of leasehold improvements during 2007 from changes in the remaining economic life of certain leased facilities, reflecting management’s plans to close or restructure the facilities.

Index
Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The Company reported a net loss for the year ended December 31, 2008 of $55.7 million, or $4.94 per diluted share, compared to net income of $7.9 million, or $0.68 per diluted share, for the year ended December 31, 2007. Prior to a $65.2 million goodwill impairment charge in 2008, which was partially offset by a reduction in deferred taxes of $3.2 million, net income was $6.3 million, or $0.54 per diluted share, for 2008. See “Non-GAAP Financial Measures” for a reconciliation of net loss and loss per common share on a GAAP basis to earnings and earnings per common share excluding the goodwill impairment charge, and related tax effect, on a non-GAAP basis for the year ended December 31, 2008. The decline in earnings to a net loss in 2008 is primarily attributed to the $65.2 million goodwill impairment charge recorded to noninterest expense. Further decreasing earnings was a $1.5 million decrease in net interest income, a $270 thousand increase in the provision for loan losses, and an additional $2.4 million increase in noninterest expense not related to the goodwill impairment charge. Partially offsetting the earnings decline was a $1.5 million increase in noninterest income. Income taxes decreased by $4.3 million due to the goodwill impairment charge and decline in net income before tax expense.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income decreased from $44.1 million for the year ended December 31, 2007 to $42.6 million for the year ended December 31, 2008. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average interest-earning assets for the year ended December 31, 2008 were $1.43 billion compared to $1.31 billion for the year ended December 31, 2007, an increase of 9.5%. On a fully taxable equivalent (“TE”) basis, net interest spread was 2.75% and 3.04% for the years ended December 31, 2008 and 2007, respectively. The net interest margin on a fully TE basis decreased by 45 bps to 3.08% for the year ended December 31, 2008 from 3.53% for the year ended December 31, 2007. The yield on average interest-earning assets declined to 6.04% from 7.38% for the years ended December 31, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods declined to 3.30% from 4.34%, respectively.

The decrease in the net interest margin is attributable to a rapid decline in the prime lending rate coupled with competitive pressures in the marketplace for retail deposits. The FOMC made seven downward adjustments to the benchmark federal funds rate during 2008, three of which occurred during the fourth quarter. These rate cuts decreased the benchmark rate from 4.25% at the end of 2007 to a target range of 0.00% to 0.25% by the end of 2008. The prime lending rate, which generally tracks against the federal funds rate, declined from 7.25% at the end of 2007 to 3.25% by the end of 2008. The Company’s balance sheet remains asset sensitive and, in a declining rate environment, its interest-earning assets reprice downward faster than its interest-bearing liabilities. Liquidity concerns at several national and regional financial institutions prompted those institutions to maintain relatively high interest rates on retail deposit products, thus creating competitive pricing pressures in the marketplace which further slowed the downward repricing of the Company’s interest-bearing liabilities. At its December 16, 2008 meeting where the benchmark rate was cut to a range of 0.00% to 0.25%, the committee anticipates that financial markets remain quite strained and credit conditions remain tight. The committee anticipates that weakened economic conditions are likely to warrant exceptionally low levels of the federal funds rate for some time. While management is taking steps to mitigate the impact of exceptionally low interest rates on the loan portfolio, such as increasing spreads and including interest rate floors on prime-based commercial loans, low yields on the loan portfolio will likely persist well into 2009.

The following two tables set forth certain information regarding the Company’s yield on interest-earning assets and cost of interest-bearing liabilities and the component changes in net interest income. The first table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates, reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. The second table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	changes in volume, which are changes in average volume multiplied by the average rate for the previous period;

•	changes in rates, which are changes in average rate multiplied by the average volume for the previous period;

•	changes in rate/volume, which are changes in average rate multiplied by the changes in average volume; and

•	total change, which is the sum of the previous columns.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2008, 2007 and 2006
Tax Equivalent Basis 1
	2008			2007			2006
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: [2]
Commercial	$1,017,157	$62,678	6.16%	$877,876	$69,203	7.88%	$796,808	$62,801	7.88%
Consumer	46,767	3,542	7.57	40,579	3,459	8.52	23,604	2,205	9.34
Home equity lines	83,511	4,602	5.51	80,177	6,682	8.33	93,140	7,599	8.16
Mortgage [3]	27,435	1,672	6.09	43,227	2,722	6.30	53,563	3,575	6.67
Total loans	1,174,870	72,494	6.17	1,041,859	82,066	7.88	967,115	76,180	7.88
Investment securities [4]	251,224	14,026	5.58	246,736	13,476	5.46	199,917	10,310	5.16
Federal funds sold and other interest on short-term investments	7,888	128	1.62	20,417	1,052	5.15	33,566	1,598	4.76
Total interest earning assets	1,433,981	$86,648	6.04%	1,309,012	$96,594	7.38%	1,200,598	$88,088	7.34%
Cash and due from banks	25,882			27,740			32,202
Other assets	136,559			129,629			133,627
Allowance for loan losses	(13,846)			(13,307)			(13,890)
Total assets	$1,582,576			$1,453,074			$1,352,537

Liabilities and Equity
Savings deposits	$29,756	$122	0.41%	$33,559	$194	0.58%	$39,849	$205	0.51%
Interest-bearing demand deposits	336,899	6,655	1.98	359,373	12,165	3.39	294,896	8,749	2.97
Time deposits	691,140	26,265	3.80	568,604	27,341	4.81	567,094	22,683	4.00
Total interest-bearing deposits	1,057,795	33,042	3.12	961,536	39,700	4.13	901,839	31,637	3.51
Borrowed funds	168,501	7,234	4.29	134,590	6,920	5.14	112,550	5,431	4.83
Subordinated debt	30,930	1,761	5.69	30,930	2,387	7.72	31,341	2,378	7.59
Repurchase agreements	29,929	387	1.29	34,689	1,416	4.08	30,109	1,324	4.40
Total interest-bearing liabilities	1,287,156	$42,424	3.30%	1,161,745	$50,423	4.34%	1,075,839	$40,770	3.79%
Noninterest-bearing deposits	114,982			111,829			102,664
Other liabilities	11,352			14,940			12,637
Total liabilities	1,413,489			1,288,514			1,191,140
Shareholders’ equity	169,087			164,560			161,397
Total liabilities and shareholders’ equity	$1,582,576			$1,453,074			$1,352,537

Net interest spread [5]			2.75%			3.04%			3.55%
Tax equivalent adjustment		$1,628			$2,057			$1,136
Net interest income and net interest margin [6]		$44,224	3.08%		$46,171	3.53%		$47,318	3.94%

[1]	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
[2]	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
[3]	Includes loans held for sale.
[4]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[5]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[6]	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	December 31, 2008 vs. 2007			December 31, 2007 vs. 2006
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans receivable	$(17,846)	$8,274	$(9,572)	$(168)	$6,054	$5,886
Investment securities	299	251	550	733	2,557	3,290
Federal funds sold	(721)	(203)	(924)	8	(678)	(670)
Total interest income	(18,268)	8,322	(9,946)	573	7,933	8,506
Interest expense:
Savings and interest-bearing demand deposits and other	(5,122)	(460)	(5,582)	1,258	2,147	3,405
Time deposits	(5,733)	4,657	(1,076)	4,798	73	4,871
Borrowed funds	(1,142)	1,456	314	213	1,133	1,346
Subordinated debt	(626)	–	(626)	(31)	(31)	(62)
Repurchase agreements and fed funds purchased	(967)	(62)	(1,029)	(95)	187	92
Total interest expense	(13,590)	5,591	(7,999)	6,144	3,507	9,651
(Decrease) increase in net interest income	$(4,678)	$2,731	$(1,947)	$(5,571)	$4,426	$(1,146)

[1]	The tax equivalent basis is computed using a blended federal and state rate of approximately 34%.

Interest income on loans decreased from $82.1 million in 2007 to $72.5 million in 2008, a decline of $9.6 million, or 11.7%. This decrease is primarily due to declining yields on the Company’s loan portfolio, partially offset by growth in average loan balances over the same period. Declining yields on the loan portfolio reduced interest income by $17.8 million in 2008 compared to 2007, and the increase in average loan balances generated $8.3 million in additional interest income. Average loan balances, which yielded 6.17% and 7.88% for the years ended December 31, 2008 and 2007, respectively, increased from $1.04 billion in 2007 to $1.17 billion in 2008. The Company’s prime rate declined from 7.25% at the end of 2007 to 3.25% by the end of 2008. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the loan portfolio. While this swap decreased loan interest income by $348 thousand in 2007, it increased loan interest income by $2.6 million in 2008.

Interest income on investment securities increased from $11.4 million in 2007 to $12.4 million in 2008, an increase of $1.0 million, or 8.6%. This increase is due to growth in the investment portfolio as well as higher yields earned on the portfolio. On a tax equivalent basis, growth in the investment portfolio contributed $251 thousand of additional interest income, and higher yields increased interest income by $299 thousand. Average investment balances increased from $246.7 million for the year ended December 31, 2007 to $251.2 million for the year ended December 31, 2008, and the tax equivalent yield on investment securities increased from 5.46% to 5.58% over the same period. These higher investment yields primarily reflect new mortgage-backed security purchases that provide higher yields. Interest income on federal funds sold and other short-term investments declined $924 thousand from 2007 to 2008, or 87.8%. This decrease reflects lower average balances and sharply lower yields on federal funds and other short-term investments over the same period. Average balances of federal funds and other short-term investments decreased from $20.4 million for the year ended December 31, 2007 to $7.9 million for the year ended December 31, 2008, and the average yield in this category decreased from 5.15% to 1.62% over the same time period as a result of the significant decrease in short-term interest rates during 2008.

Interest expense decreased from $50.4 million in 2007 to $42.4 million in 2008, a decline of $8.0 million, or 15.9%. This decrease is primarily due to declining interest rates, partially offset by growth in average interest-bearing liability balances over the same period. Declining interest rates reduced interest expense by $13.6 million in 2008 compared to 2007, and the increase in average balances resulted in $5.6 million of higher interest expense. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, increased from $961.5 million for the year ended December 31, 2007 to $1.06 billion for the year ended December 31, 2008. The average rate paid on interest-bearing deposits decreased from 4.13% in 2007 to 3.12% in 2008, primarily due to declining interest rates in the wholesale market for brokered deposits as the Federal Reserve’s significantly cut interest rates in the marketplace to stimulate the economy. The interest rate on time deposits, which comprised 61.1% of total deposits as of December 31, 2008 and 54.9% of total deposits as of December 31, 2007, decreased from 4.81% in 2007 to 3.80% in 2008. Average borrowings, including subordinated debt and repurchase agreements, increased from $200.2 million for the year ended December 31, 2007 to $229.4 million for the year ended December 31, 2008. The average rate paid on borrowings, including subordinated debt and repurchase agreements, decreased from 5.35% in 2007 to 4.09% in 2008. This decrease reflects the effects of falling interest rates on the Company’s variable-rate borrowings. In July 2003, the Company entered into interest rate swap agreements on $25.0 million (notional) of its outstanding Federal Home Loan Bank (“FHLB”) advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps was a decrease to interest expense of $23 thousand in 2008 compared to an increase in interest expense of $507 thousand in 2007.

Index
Provision for Loan Losses. Provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to the allowance rather than being reported as a direct expense. Provision for loan losses was $3.9 million for the year ended December 31, 2008 compared to $3.6 million for the year ended December 31, 2007. The increase in the provision was partially due to loan growth and softening credit quality but was also partially due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision in 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve and other regulatory agencies. Softening credit quality is reflected by moderately higher levels of net charge-offs in 2008 as well as certain other credit quality ratios. Net charge-offs for the year ended December 31, 2008 were $3.5 million, or 0.30% of average loans, compared to net charge-offs of $3.4 million, or 0.32% of average loans, for the year ended December 31, 2007. Nonperforming assets, which include loans on nonaccrual and other real estate owned, increased to 0.61% as a percent of total assets as of December 31, 2008 compared to 0.50% as of December 31, 2007. Further, nonperforming loans increased to 0.73% as a percent of total loans as of December 31, 2008 compared to 0.55% of total loans as of December 31, 2007.

Noninterest Income. Noninterest income increased from $9.5 million in 2007 to $11.1 million in 2008, an increase of 16.2%. Management continues to focus on noninterest income improvement strategies, which are based on fee collection efforts, restructured pricing and innovative product enhancements, including the Smart Checking product. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2008 and 2007.

	2008	2007	Variance
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$4,459	$3,780	$679
Mortgage fees and revenues	1,005	1,981	(976)
Other loan fees	1,143	555	588
Brokerage fees	732	601	131
Bank card services	1,332	1,064	268
Bank-owned life insurance	952	841	111
Net gain (loss) on sale of investment securities	249	(49)	298
Gain on sale of branch	374	–	374
Other	805	738	67
Total noninterest income	$11,051	$9,511	$1,540

Service charges and other fees increased partially due to a higher volume of service charges on deposit accounts but also partially due to a higher volume of overdraft and non-sufficient fund fees collected. The Company experiences increased transaction volumes in demand deposit accounts as the deposit portfolio grows, which has increased fee income, but management has also emphasized collection of service charges, which has decreased the number of fees waived, thereby increasing noninterest income. The Smart Checking product has also benefited the Company by generating additional fee income. Mortgage fees and revenues decreased largely due to management’s decision to de-emphasize this business line in the midst of unfavorable conditions in the residential mortgage market during 2008 caused by a weakened economy and a slowing housing market. Other loan fees increased primarily due to a renewed focus on charging prepayment penalties for early repayment of consumer and commercial loans. Brokerage fees increased as the Company hired more seasoned investment advisors who experienced greater referral success than in the past. Bank card services increased primarily due to higher levels of interchange income. Bank-owned life insurance income increased largely due to collection of a policy benefit upon the death of a former director at a previously acquired institution. Noninterest income also includes a net gain on sales of investment securities as management continues to align the investment portfolio to provide the proper balance of liquidity, yield and investment mixture. The Company realized a gain of $374 thousand upon completion of the sale of its branch located in Greensboro, North Carolina, to another community bank in August 2008. Other noninterest income increased partially due to higher rental income from new subleases at the Company’s headquarters.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. Noninterest expense increased from $39.0 million in 2007 to $106.7 million in 2008, primarily due to a goodwill impairment charge of $65.2 million. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2008 and 2007.

Index

	2008	2007	Variance
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$21,255	$19,674	$1,581
Occupancy	4,458	4,897	(439)
Furniture and equipment	3,135	2,859	276
Data processing and telecommunications	2,135	1,637	498
Advertising	1,515	1,442	73
Office expenses	1,317	1,389	(72)
Professional fees	1,479	1,289	190
Business development and travel	1,393	1,217	176
Amortization of deposit premiums	1,037	1,198	(161)
Miscellaneous loan handling costs	848	743	105
Directors fees	740	424	316
Insurance	275	435	(160)
FDIC deposit insurance	685	270	415
Goodwill impairment charge	65,191	–	65,191
Other	1,199	1,563	(364)
Total noninterest expense	$106,662	$39,037	$67,625

The goodwill impairment charge of $65.2 million resulted from the Company’s annual goodwill impairment test in accordance with SFAS No. 142, Goodwill and Intangible Assets. Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Company performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, in accordance with SFAS No. 142, the estimated fair value of the reporting unit (determined to be Company-level) was developed using a market valuation approach that utilizes the current stock price as the primary indicator of fair market value.

The results of this Step 1 process indicated that the estimated fair value for the reporting unit was less than book value, thus requiring the Company to perform the second step (“Step 2”) of the goodwill impairment test in accordance with SFAS No. 142. Based on the Step 2 analysis, it was determined that the implied fair value of goodwill was $0 as of December 31, 2008, which resulted in the goodwill impairment charge. The primary factor in the determination of goodwill impairment in 2008 was the Company’s relatively low stock price and resulting market valuation. The Company’s stock price has been trading below its book value throughout 2008 and tangible book value for three consecutive quarters. Management attributes its relatively low stock price to both financial services industry-wide and Company-specific factors. The goodwill impairment charge is non-cash expense, and since goodwill is a noninterest earning asset, this charge will not impact the Company’s future operating performance.

Salary and employee benefits increased a total of 8.0% primarily due to increases in regular salaries and wages but also partially due to increases in health insurance premiums, stock-based compensation expense and bonuses. These increases were partially offset by decreased commissions and employee relocation expense. Regular salaries and wages increased $1.6 million, from $15.3 million in 2007 to $16.9 million in 2008, partially due to normal compensation adjustments and partially due to staffing needs at branches opened in Asheville (May 2008), Clayton (December 2008) and Zebulon (December 2007) as well as the four Fayetteville branches purchased from Omni National Bank in December 2008. Because of employees hired at these new branch offices as well as other key employees hired throughout 2008, average full-time employees increased from 326 in 2007 to 342 in 2008. Health insurance premiums rose $180 thousand, or 22%, during this period partially from a higher employee headcount but also partially from increased market rates for healthcare services. Stock-based compensation expense increased $111 thousand during this period as restricted stock grants awarded to certain key executives in December 2007 partially vested during 2008. Bonuses increased by $116 thousand from higher employee headcount. Commissions decreased by $355 thousand as the volume of mortgage applications and fee income declined during 2008. Commissions are paid to mortgage loan officers and financial advisors as a percentage of income generated on mortgage and brokerage products. Employee relocation expense declined by $300 thousand due primarily to key officers hired in 2007 requiring relocation from other states. In addition, the Company incurred a one-time expense of $70 thousand related to a rescission offer the Company made to certain former and current employees who purchased Company common stock held in the Capital Bank 401(k) Retirement Plan (the “Plan”). The Company determined in 2008 that it inadvertently failed to register with the Securities and Exchange Commission (“SEC”) the issuance of shares under the Plan in excess of the 50,000 shares of Company common stock it had previously registered. The rescission offer was made in December 2008 and expired in January 2009.

Index
Occupancy expense declined primarily due to increased rent expense and depreciation of leasehold improvements during 2007 from changes in the remaining economic life of certain leased facilities, reflecting management’s plans to close or restructure the facilities. Furniture and equipment expenses increased partially due to equipment and building upgrades as well as higher maintenance costs. Data processing and communications expense increased primarily due to system upgrades and enhancements to support growth in the Company’s primary business lines. Advertising expense increased primarily due to additional marketing as the Company entered new markets with the purchase of four Fayetteville branch offices in December 2008 as well as the opening of the Clayton branch in December 2008. Office expense declined primarily due to lower courier costs. Professional fees increased due to higher recruitment, consulting and legal fees. Business development and travel increased partially due to higher travel costs necessary to complete due diligence procedures and to fully integrate the Fayetteville branches purchased from Omni National Bank in December 2008. Amortization of deposit premiums acquired as the result of previous acquisitions decreased as these intangible assets from certain acquisitions became fully amortized. Miscellaneous loan handling costs increased primarily due to higher appraisal costs on commercial and consumer real estate.

Directors fees increased as mark-to-market adjustments from the decline in the Company’s stock price decreased expense more in 2007 than in 2008. Prior to November 2008, the Deferred Compensation Plan for Outside Directors was classified as a liability-based plan, and as such, the liability for this plan was recorded at fair market value each reporting period with changes in fair value recorded in earnings. This Plan was amended by the board of directors in November 2008 and was reclassified as an equity-based plan. Upon amendment of the Plan, compensation expense is no longer adjusted based on fair market value, as required for liability-based plans under SFAS No. 123R, but will rather be recognized as expense and a corresponding increase to common stock as the compensation is earned, as required for equity-based plans under SFAS No. 123R.

Insurance costs decreased primarily due to lower numbers of foreclosed properties in 2008 requiring insurance. FDIC deposit insurance costs rose as the regulatory agency increased premiums to cover higher monitoring costs and claims. Other noninterest expense declined primarily due to higher losses on sales of foreclosed properties during 2007.

Income Taxes. Income taxes represented a benefit of $1.2 million for the year ended December 31, 2008 compared to tax expense of $3.1 million for the year ended December 31, 2007. The benefit was largely created by a $3.2 million reduction in taxes in connection with the goodwill impairment charge. Because of this impairment charge, the Company reversed net deferred tax liabilities that arose from book/tax goodwill differences generated in previous business combinations. The remaining decrease in tax expense after the goodwill impairment charge is primarily due to lower pretax income generated in 2008 compared to 2007. The effective tax rate decreased from 28.4% in 2007 to 2.1% in 2008. The change in the effective tax rate primarily reflects the goodwill impairment charge as well as an increase in tax exempt interest income as a percentage of pretax income. Tax exempt interest income increased from 9.7% of pretax income in 2007 to 13.1% of pretax income (excluding the goodwill impairment charge) in 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

For the year ended December 31, 2007, the Company reported net income of $7.9 million, or $0.68 per diluted share, compared to net income of $12.3 million, or $1.06 per diluted share, for the year ended December 31, 2006. The decline in earnings is primarily attributed to a $2.1 million decrease in net interest income, a $3.1 million increase in the provision for loan losses, a $125 thousand decline in noninterest income, and a $2.4 million increase in noninterest expense. Income tax expense decreased by $3.1 million due to the decline in net income before tax expense.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income decreased from $46.2 million for the year ended December 31, 2006 to $44.1 million for the year ended December 31, 2007. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2007 were $1.31 billion compared to $1.20 billion for the year ended December 31, 2006, an increase of 9.0%. On a fully taxable equivalent (“TE”) basis, net interest spread was 3.04% and 3.55% for the years ended December 31, 2007 and 2006, respectively. The net interest margin on a fully TE basis decreased by 41 bps to 3.53% for the year ended December 31, 2007 from 3.94% for the year ended December 31, 2006. The yield on average interest-earning assets was 7.38% and 7.34% for the years ended December 31, 2007 and 2006, respectively, while the interest rate on average interest-bearing liabilities for those periods increased to 4.34% from 3.79%, respectively.

The decrease in the net interest margin was primarily due to the Company’s declining loan yield combined with an increase in the cost of funds. The FOMC made three downward adjustments to the benchmark federal funds rate during 2007 for a total decrease of 100 bps. This decline in the federal funds rate in 2007 offset the 100 bps increase in the benchmark rate during 2006. These rate cuts decreased the benchmark rate from 5.25% at the end of 2006 to 4.25% by the end of 2007. The prime lending rate, which generally tracks against the federal funds rate, declined from 8.25% at the end of 2006 to 7.25% by the end of 2007. The Company’s balance sheet remains asset sensitive and, in a declining rate environment, its interest-earning assets reprice downward faster than its interest-bearing liabilities. While yields on the Company’s largely variable-rate loan portfolio reset lower when prime was cut, its cost of funds rose as competition in the marketplace for retail deposits intensified.

Index
Interest income increased 8.7% for the year ended December 31, 2007 to $94.5 million, from $87.0 million for the year ended December 31, 2006. This increase was primarily due to growth of interest-earning assets and higher yields on investments. The increase in interest-earning assets was primarily driven by the growth of the Company’s loan portfolio, generating $5.9 million in additional interest income. The average balances of loans, which yielded 7.88% for both years ended December 31, 2007 and 2006, increased from $967.1 million for the year ended December 31, 2006 to $1.04 billion for the year ended December 31, 2007. The average balance of investment securities increased from $199.9 million for the year ended December 31, 2006 to $246.7 million for the year ended December 31, 2007. The tax equivalent yield on investment securities increased from 5.16% for the year ended December 31, 2006 to 5.46% for the year ended December 31, 2007. This increase reflects new security purchases that provided higher yields as well as the effect of the tax-exempt municipal bonds. The average balances of federal funds and other short-term investments decreased from $33.6 million for the year ended December 31, 2006 to $20.4 million for the year ended December 31, 2007, and the average yield in this category increased 39 bps from 4.76% to 5.15% over the same time period as a result of the increase in short-term interest rates during the first eight months of 2007.

Interest expense increased 23.7% for the year ended December 31, 2007 to $50.4 million, from $40.8 million for the year ended December 31, 2006. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased 6.6% from $901.8 million for the year ended December 31, 2006 to $961.5 million for the year ended December 31, 2007, primarily due to the $64.5 million increase in interest bearing deposit accounts in 2007. The average rate paid on interest-bearing deposits increased 62 bps from 3.51% for the year ended December 31, 2006 to 4.13% for the year ended December 31, 2007, primarily in response to competition for deposits that has impacted the Company’s product pricing. The interest rate on time deposits, which comprise 54.9% of deposits as of December 31, 2007 and 53.8% of deposits as of December 31, 2006, increased during 2007 to 4.8% from 4.0% in 2006.

The average rate on borrowings increased from 4.83% for the year ended December 31, 2006 to 5.14% for the year ended December 31, 2007. This increase reflects the effects of rising interest rates on the Company’s variable-rate borrowings and the effects of the Bank’s interest rate swap agreements, which converted portions of the Company’s fixed-rate long-term debt to a variable rate. The swaps increased the Company’s cost of borrowings by $0.5 million for the year ended December 31, 2007 compared to a $0.4 million increase in the cost of borrowings for the year ended December 31, 2006. Interest expense on subordinated debt remained relatively unchanged at $2.4 million while the average rate on subordinated debt increased 13 bps from 7.59% to 7.72% for the years ended December 31, 2006 and December 31, 2007, respectively. The subordinated debt issues pay interest at varying spreads tied to London Interbank Offered Rate (“LIBOR”).

Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year ended December 31, 2007, the provision for loan losses was $3.6 million compared to a $0.5 million for the year ended December 31, 2006, an increase of $3.1 million. As a result of management’s review of all nonperforming assets and other real estate owned conducted during the fourth quarter of 2007, the Company wrote-down nonperforming asset values by $2.8 million. As a result of this $2.8 million charge as well as growth in the loan portfolio, the provision increased $3.1 million in 2007 from 2006. Nonperforming assets, which include loans on nonaccrual and other real estate owned, increased to 0.50% of total assets compared to 0.42% as of December 31, 2006. Past due loans as percent of total loans declined from 1.11% as of December 31, 2006 to 0.98% as of December 31, 2007.

In 2006, the Bank revised its methodology for estimating the allowance for loan losses associated with certain commercial loans greater than $750,000. Prior to 2006, the Company generally used standard percentage allocations based on the assigned risk rating of the commercial loan if the loan was risk rated below a “pass” credit. Commencing in the second quarter of 2007, the management further revised its allowance methodology, taking into greater consideration the Company’s historical loss experience, as well as several other factors, and utilizing a greater dispersion of risk rating classifications based on the collateral underlying the loans.  Further, during the fourth quarter of 2006, the Company revised its methodology for estimating inherent loan losses associated with unfunded loan commitments and letters of credit. Specifically, management began excluding certain construction commitments and acquisition and development commitments that are subject to agreements that define specific terms and conditions under which the Company is obligated to lend additional funds. The Company has no obligation to advance additional funds unless construction is completed in a manner satisfactory to management and adequate collateral and/or documentation is in place to cover outstanding balances plus the additional draw requests.

Index
Noninterest Income. Noninterest income decreased from $9.6 million in 2006 to $9.5 million in 2006. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2007 and 2006.

	2007	2006	Variance
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$3,780	$3,959	$(179)
Mortgage fees and revenues	1,981	2,045	(64)
Other loan fees	555	498	57
Brokerage fees	601	537	64
Bank card services	1,064	752	312
Bank-owned life insurance	841	832	9
Net (loss) gain on sale of investment securities	(49)	188	(237)
Gain on early extinguishment of debt	–	276	(276)
Other	738	549	189
Total noninterest income	$9,511	$9,636	$(125)

The decline in noninterest income was primarily a result of two significant items. During 2006, the Company realized a gain of $276 thousand upon the early extinguishment of debt and realized a $188 thousand gain on the sale of investment securities. During 2007, the Company realized a loss of $49 thousand on the sale of investment securities. In addition, service charges and other fees declined due to lower fees charged to deposit customers. Offsetting these decreases in noninterest income were increases in bank card service income, which was primarily due to increased levels of interchange income, as well as other noninterest income, which was partially due to higher rental income from new sublease signed in 2007 at the Company’s headquarters.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. Noninterest expense increased from $36.7 million in 2006 to $39.0 million in 2007, an increase of 6.4%. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2007 and 2006.

	2007	2006	Variance
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$19,674	$18,466	$1,208
Occupancy	4,897	3,748	1,149
Furniture and equipment	2,859	2,342	517
Data processing and telecommunications	1,637	1,774	(137)
Advertising	1,442	1,342	100
Office expenses	1,389	1,617	(228)
Professional fees	1,289	1,043	246
Business development and travel	1,217	1,219	(2)
Amortization of deposit premiums	1,198	1,370	(172)
Miscellaneous loan handling costs	743	649	94
Directors fees	424	1,264	(840)
Insurance	435	316	119
FDIC deposit insurance	270	231	39
Other	1,563	1,297	266
Total noninterest expense	$39,037	$36,678	$2,359

Salary and employee benefits, representing the largest noninterest expense category, increased a total of 6.5% primarily due to increases in regular salaries and wages but also partially due to increases in health insurance premiums, stock-based compensation expense and bonuses. Regular salaries and wages increased $1.2 million, from $14.1 million in 2006 to $15.3 million in 2007, partially due to normal compensation adjustments and partially due to a change in the composition of the workforce, such as the addition of experienced loan officers. Commissions and bonus expenses decreased from $2.4 million in 2006 to $2.2 million in 2007, primarily due to lower bonuses for key personnel due to the Company’s decrease in earnings. Benefits increased $0.3 million in 2007 compared to 2006, primarily due to higher health insurance costs and higher 401(k) matching contributions. The Company incurred $186 thousand in severance expenses in 2007 compared to $71 thousand in 2006, primarily related  to the retirement and replacement of the Company’s Chief Financial Officer, certain planned reductions in personnel, and the outsourcing of the Company’s mortgage processing function. Employee recruiting and relocation costs increased from $54 thousand in 2006 to $257 thousand in 2007 as a result of recruiting efforts for top performers in 2007 as well as the retirement and replacement of the Company’s Chief Financial Officer and relocation of other key executives. Capitalized loan origination costs decreased expense by $2.3 million in 2007 compared to $1.8 million in 2006, primarily as the result of the increase in number of loan originations and changes to the compensation of personnel participating in the loan origination process.

Index
Occupancy expense increased primarily due to an $800 thousand charge to rent expense and depreciation of leasehold improvements upon changes in the remaining useful life of certain leased facilities. The useful life changes reflected management’s plans to close or restructure the facilities. Furniture and equipment expense increased from a review of existing computer equipment, which management determined would have become obsolete prior to being fully depreciated. This review of computer equipment resulted in a charge of $300 thousand. Data processing and communications costs declined primarily due to savings realized from bringing data processing in-house and from utilizing voice over internet protocol (“VoIP”). These savings were partially offset by the increase in data line expenses. Advertising costs increased primarily due to additional marketing and advertising initiatives designed to attract core deposits.

Office expenses decreased primarily due to less postage and printing required because of the new Smart Checking product, which requires online statement retrieval, lower courier expenses, and decreased expenses for office supplies. Business development and travel remained relatively consistent over the periods of comparison. Professional fees increased as the Company incurred additional audit and legal expenses in 2007, while consulting fees decreased over the same period. Amortization of deposit premiums acquired as the result of previous acquisitions decreased as these intangible assets from certain acquisitions became fully amortized. Miscellaneous loan handling costs increased due to increased loan volume in 2007 as well as legal fees associated with collecting efforts for past due loans. Directors and advisory board fees decreased primarily due to the decrease in share price from $17.33 as December 31, 2006 to $10.55 as of December 31, 2007, which reduced share-based compensation costs associated with the directors’ deferred compensation plan by approximately $500 thousand. Other noninterest expense increased primarily due to higher losses on sales of foreclosed properties during 2007.

Income Tax Expense. Income tax expense was $3.1 million for the year ended December 31, 2007 compared to $6.3 million for the year ended December 31, 2007. The decrease in tax expense is primarily due to lower pretax income which decreased from $18.6 million in 2006 to $11.0 million in 2007. The effective tax rate decreased from 33.7% in 2006 to 28.4% in 2007. The change in the effective tax rate primarily reflects an increase in tax exempt interest income as a percentage of pretax income in 2007 compared to 2006. Tax exempt interest income increased from 2.6% of pretax income in 2006 to 9.7% of pretax income in 2007.

Financial Condition

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s balance sheet from 2007 to 2008 reflect the assets and liabilities acquired in the Fayetteville branch purchase from Omni National Bank, the capital injection from TCPP and organic growth generated during the year by the Company’s primary business lines.

Assets

Total assets as of December 31, 2008 were $1.65 billion, an increase of $136.6 million, or 9.0%, from $1.52 billion as of December 31, 2007. The increase in total assets for the year ended December 31, 2008 is primarily due to a $158.0 million increase in the Company’s loan portfolio, net of allowance for loan losses, since December 31, 2007. A portion of the loan increase was related to the purchase of four Fayetteville branches in December 2008, which added $41.4 million in net loans to the portfolio at acquisition. Total earning assets were $1.53 billion as of December 31, 2008 compared to $1.36 billion as of December 31, 2007. Earning assets represented 92.7% and 89.8% of total assets as of December 31, 2008 and 2007, respectively. As of December 31, 2008, investment securities were $278.1 million compared to $259.1 million as of December 31, 2007. Interest-earning cash, federal funds sold and short term investments were $0.8 million as of December 31, 2008 compared to $7.8 million as of December 31, 2007. Allowance for loan losses was $14.8 million as of December 31, 2008 compared to $13.6 million as of December 31, 2007, representing approximately 1.18% and 1.24%, respectively, of total loans at both dates. Management believes that the allowance balance is adequate to absorb estimated losses inherent in the current loan portfolio. The increase in total assets was partially offset by the goodwill impairment charge of $65.2 million, which reduced the goodwill balance to $0. This goodwill impairment charge resulted from the Company’s annual goodwill impairment test in accordance with SFAS No. 142.

Total deposits as of December 31, 2008 were $1.32 billion, an increase of $216.6 million, or 19.7%, from $1.10 billion as of December 31, 2007. The increase was primarily due to a $32.5 million increase in checking and savings deposit accounts and a  $200.9 million increase in time deposits, partially offset by a $16.8 million decrease in money market deposits. A portion of the deposit increase was related to the Fayetteville branch purchase, which added $101.9 million in total deposits to the balance sheet at acquisition. Time deposits represented 61.1% of total deposits at December 31, 2008 compared to 54.9% at December 31, 2007.

Index
Total consolidated shareholders’ equity decreased from $164.3 million as of December 31, 2007 to $145.3 million as of December 31, 2008. This decline was primarily due to the goodwill impairment charge of $65.2 million, which was partially offset by a related $3.2 million reduction in deferred taxes, in the fourth quarter of 2008. Partially offsetting the decline in this balance was the sale of $41.3 million in preferred stock, with warrants of common stock, to the U.S. Treasury Department pursuant to the TCPP. The proceeds were allocated between preferred stock and common stock based on the relative fair market values of each equity instrument, with $39.8 million being allocated to preferred stock and $1.3 million being allocated to common stock. For the year ended December 31, 2008, the Company repurchased 10,166 shares of its common stock at an aggregate cost of $92 thousand (see Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information on the Company’s share repurchases). Excluding the goodwill impairment charge, retained earnings increased $2.6 million for the year ended December 31, 2008, which was comprised of $6.3 million of net income, less common dividends declared of $3.6 million, less preferred dividends accrued of $112 thousand. Accumulated other comprehensive income, which represents the unrealized gain or loss on available-for-sale investment securities and the unrealized gain or loss related to the cash flow hedge, net of tax, was $0.9 million as of December 31, 2008, which was an increase of $0.7 million from the net unrealized gain of $0.2 million as of December 31, 2007.

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, federal funds sold and short-term investments, increased $14.3 million from $40.2 million as of December 31, 2007 to $54.5 million as of December 31, 2008. The significant contributors to the increased level of cash and cash equivalents were $50.6 million received from Omni National Bank in the purchase of four Fayetteville branch offices, $41.3 million received from the U.S. Treasury for the sale of preferred stock with warrants, a net increase in customer deposits of $125.1 million and proceeds of $71.2 million from principal repayments/ calls/maturities of investment securities. Partially offsetting cash provided from these sources were loan originations, net of principal repayments, of $124.5 million, purchases of $91.4 million of investment securities, net decrease in repurchase agreements of $24.9 million and net principal repayments on borrowings of $33.0 million.

Loans. Total loans were $1.25 billion and $1.10 billion as of December 31, 2008 and 2007, respectively. This increase reflects net organic loan growth in 2008 of approximately $118.0 million in addition to $41.4 million of net loans acquired from Omni National Bank in the purchase of four Fayetteville branches. As of December 31, 2008, commercial loans, construction, consumer loans, home equity lines and mortgage loans were $726.5 million, $366.4 million, $10.2 million, $92.7 million, and $58.4 million, respectively. As of December 31, 2007, commercial loans, construction, consumer loans, home equity lines and mortgage loans were $640.4 million, $301.8 million, $12.8 million, $79.4 million, and $60.6 million, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses with revenues up to $25 million. A significant portion of the loan portfolio is related to or collateralized by real estate. As such, there exists a concentration of loans where the primary or alternative source of repayment may be dependent on the sale of real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets, could impair the value of collateral and/or our ability to sell such collateral (see Part I – Item 1A. Risk Factors for more information on the risks inherent in a loan portfolio that is dependent on real estate.) The Company has implemented policies and procedures to help mitigate this concentration risk and regularly tracks the performance of these loans. The following table reflects contractual maturities in the commercial loan portfolio, and the mixture of commercial and construction loans by rate type for notes that mature greater one year as of December 31, 2008 and 2007.

	2008	2007
(Dollars in thousands)

Commercial loans:
Due within one year	$277,488	$257,318
Due one through five years	392,325	290,838
Due after five years	56,709	92,156
	$726,522	$640,312
Commercial loans due after one year:
Fixed rate	$266,629	$275,913
Variable rate	182,405	107,081
	$449,034	$382,994
Construction loans:
Due within one year	$265,296	$235,650
Due one through five years	98,959	60,736
Due after five years	2,121	5,079
	$366,376	$301,465
Construction loans due after one year:
Fixed rate	$20,110	$14,993
Variable rate	80,970	50,822
	$101,080	$65,815

Index
The Company’s primary lending activity is with customers located in the Research Triangle area (Raleigh, Durham and Chapel Hill) and its surrounding communities, the Alamance County area (Burlington, Graham and Mebane), and the Interstate 40 corridor between Asheville and Hickory. With the purchase of four branches in December 2008, the Company has recently expanded into the Fayetteville market. The economic trends of the areas in North Carolina served by the Company are influenced by the significant industries within these regions. The ultimate collectability of the Company’s loan portfolio is susceptible to changes in the market conditions of these geographic regions (see Part I – Item 1A. Risk Factors for more information on the risks inherent in dependence on the economic conditions of certain market areas.)

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to Company policy. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods, including loan grading of commercial loans, approval of larger loans by the loan committee of the Board of Directors, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Company’s customers, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized mortgage obligations (“CMOs”) and municipal bonds, which have been segregated into one of two categories: available for sale or held to maturity. The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth while the held-to-maturity classification protects the balance sheet against market value fluctuations in a rising rate environment. The Company has the intent and the ability to hold held-to-maturity securities until their maturity or prepayment. Investment securities available for sale are carried at their fair value and were in a net unrealized loss position of $1.7 million as of December 31, 2008. Changes to the fair value of available-for-sale investment securities are recorded to other comprehensive income. After considering applicable tax benefits, the mark-to-market adjustment decreased other comprehensive income, which is included as a component of shareholders’ equity, by $13 thousand in 2008. Future fluctuations in shareholders’ equity will occur due to changes in the fair value of available-for-sale investment securities.

As of December 31, 2008 and 2007, the recorded value of investments securities totaled $278.1 million and $259.1 million, respectively, with $272.9 million and $249.1 million, respectively, classified as available for sale and recorded at fair value and $5.2 million and $10.0 million, respectively, classified as held to maturity and recorded at amortized cost. The increase in these investment balances was partially due to an effort to quickly deploy the $41.3 million of capital received from the TCPP in December 2008 and the cash received from the purchase of the four Fayetteville branches from Omni National Bank, also in December 2008. Available-for-sale investment securities includes (i) Federal Home Loan Bank (“FHLB”) stock with a fair value of $6.0 million and $7.3 million as of December 31, 2008 and 2007, respectively, and (ii) Silverton Bank stock with a fair value of $0.3 million and $0.3 million as of December 31, 2008 and 2007, respectively. Factors affecting the growth of the investment portfolio include loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve.

The following table reflects the carrying value of the Company’s investment securities portfolio as of December 31, 2008 and 2007.

	2008	2007
(Dollars in thousands)

Available for Sale
U.S. agency obligations	$5,448	$35,048
Municipal bonds	70,430	81,261
Mortgage-backed securities	187,715	124,028
Other securities	9,351	8,757
Total	$272,944	$249,094

Held to Maturity
U.S. agency obligation	$–	$3,999
Municipal bonds	300	300
Mortgage-backed securities	4,894	5,723
Total	$5,194	$10,022

Index
As of December 31, 2008, the Company’s investment portfolio had gross unrealized losses in available-for-sale municipal bonds, mortgage-backed securities and other securities totaling $5.1 million, $690 thousand, and $187 thousand, respectively. Gross unrealized losses on held-to-maturity mortgage-backed securities totaled $564 thousand at that date. Unrealized losses on the Company’s investments in mortgage-backed securities are primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The mortgage-backed securities issued by government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae, are backed by the full faith and credit of the U.S. government and do not receive credit ratings from rating agencies. The mortgage-backed securities issued by corporate entities are all rated Aaa by Moody’s. Unrealized losses on the Company’s investments in municipal bonds are partially related to interest rate changes but are also related to concerns in the marketplace regarding credit quality of issuers and the viability of certain bond insurers.

Each quarter, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that an investment security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, which may be maturity; and recent events specific to the issuer or industry, including any changes in credit ratings. The investment securities in an unrealized loss position as of December 31, 2008 are all still performing and are expected to perform through maturity, have not experienced recent credit rating downgrades, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations. Further, the Company has the intent and ability to hold these securities for a period of time sufficient for a recovery in value or until maturity. Based on this detailed portfolio review, the Company does not consider any of its investment securities to be other-than-temporarily impaired as of December 31, 2008.

The following table reflects the carrying value and average yield on debt securities by contractual maturities as of December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are not due at a single maturity date, have been included in their respective maturity groupings based on the contractual maturity date of the security, which is based on the final maturity date of the longest term mortgage within the security.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Carrying Value	Average Yield	Carrying Value	Average Yield

U.S. agency securities: [1]
Due within one year	$–	–%	$–	–%
Due after one year through five years	–	–	–	–
Due after five years through ten years	5,000	6.00	–	–
Due after ten years	–	–	–	–
Total U.S. agency securities	5,000	6.00	–	–

Municipal bonds: [1]
Due within one year	$–	–%	$–	–%
Due after one year through five years	598	5.52	300	4.55
Due after five years through ten years	4,843	5.68	–	–
Due after ten years	70,048	6.14	–	–
Total municipal bonds and other	75,489	6.10	300	4.55

Mortgage-backed securities:
Due within one year	$–	–%	$–	–%
Due after one year through five years	1,129	4.09	–	–
Due after five years through ten years	6,307	4.72	–	–
Due after ten years	177,191	5.47	4,894	4.51
Total mortgage-backed securities	184,627	5.44	4,894	4.51

Other securities:
Due within one year	$–	–%	$–	–%
Due after one year through five years	–	–	–	–
Due after five years through ten years	1,000	5.50	–	–
Due after ten years	1,000	6.78	–	–
Total other securities	2,000	6.14	–	–
	$267,116	5.64%	$5,194	4.51%

[1]	Municipal bonds and agency securities shown at tax equivalent yield.

Index
In an effort to manage interest rate and liquidity risk, the Company holds a significant portion of its debt securities in long-dated bonds. This portfolio composition balances the largely prime-based commercial loan portfolio with longer term fixed rate investment securities. Thus, the Company’s sensitivity to fluctuations in interest rate movements is mitigated somewhat by the investment portfolio.

Liabilities

Deposits. Total deposits increased from $1.10 billion as of December 31, 2007 to $1.32 billion as of December 31, 2008. Of these amounts, $125.3 million and $114.8 million were in the form of noninterest-bearing demand deposits as of December 31, 2008 and 2007, respectively, and $1.19 billion and $0.98 billion were in the form of interest-bearing deposits as of December 31, 2008 and 2007, respectively. Balances in time deposits of $100,000 and greater were $294.3 million and $232.2 million as of December 31, 2008 and 2007, respectively. The increase in total deposits reflects net organic deposit growth in 2008 of approximately $114.7 million in addition to $101.9 million of deposits acquired from Omni National Bank in the purchase of four Fayetteville branches. Brokered deposits, which are included in time deposits of $100,000 or less, increased from $50.9 million as of December 31, 2007 to $70.0 million as of December 31, 2008. Additional funding from the increase in brokered deposits was used to partially offset the decline in FHLB borrowings over the same period. The average interest rate on time deposits of $100,000 or greater was 3.68% as of December 31, 2008.

The following table reflects the scheduled maturities and average rates of time deposits of $100,000 or greater as of December 31, 2008.

	Amount	Average Rate
(Dollars in thousands)

Three months or less	$67,361	3.38%
Over three months to one year	91,113	3.52
Over one year to three years	131,345	3.92
Over three years	4,492	4.51
	$294,311	3.68%

Debt. As of December 31, 2008 and 2007, the Company’s outstanding advances, net of interest rate swaps (see Item 8. Financial Statements and Supplemental Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments), with the FHLB were $72.0 million and $105.0 million, respectively. During 2008, the maximum outstanding balance of FHLB advances was $128.0 million. As of December 31, 2008, approximately $67.0 million of these FHLB borrowings were fixed rate advances, of which $25.0 million have been converted to variable-rate advances through interest rate swaps, and $5.0 million were variable rate advances. As of December 31, 2008, the Company held $60.0 million of borrowings in structured repurchase agreements, which carry a weighted average fixed interest rate of 4.3%. The Company had average outstanding borrowings from FHLB advances and structured repurchase agreements of $168.5 million and $134.6 million with effective borrowing costs of 4.29% and 5.14% in 2008 and 2007, respectively. Further, the Company had $30.9 million of subordinated debentures outstanding as of December 31, 2008 and 2007. The subordinated debt issues pay interest at varying spreads to LIBOR, and the effective interest rate was 5.69% and 7.72% for 2008 and 2007, respectively.

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

Index
During 2007, the Company revised its methodology for calculating the allowance for loan losses based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve and other regulatory agencies. The revisions to the methodology included taking into greater consideration the Company’s historical loss experience, as well as several other factors, and utilizing a greater dispersion of risk rating classifications based on the collateral-type backing the loans. As of December 31, 2008 and 2007, the allowance for loan losses totaled $14.8 million and $13.6 million, respectively. The increase in this balance is partially related to loan growth as well as net charge-offs incurred during 2008, but is also partially related to addition of an $845 thousand allowance on the loan portfolio acquired in the Fayetteville branch purchase from Omni National Bank.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management’s assessment of the risks associated with the different types of lending activities.

Allowance for Loan Losses by Category: 1
	As of December 31,
	2008			2007		2006		2005		2004
(Dollars in thousands)	Amount		% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial	$9,749		66%	$10,231	75%	$8,744	59%	$6,460	64%	$7,575	67%
Construction	3,548		24	1,812	13	3,276	25	2,039	20	1,847	16
Consumer	620		4	631	5	408	3	311	3	419	4
Home equity lines	570		4	419	3	669	8	557	10	580	9
Mortgage	308		2	478	4	250	5	225	3	300	4
	$14,795	[1]	100%	$13,571	100%	$13,347	100%	$9,592	100%	$10,721	100%

[1] The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in other liabilities.

While real estate values in the markets we serve have remained relatively resilient throughout the economic downturn and credit crisis as compared with certain other markets in the U.S., the softening in the local real estate market has nevertheless led to declines in home prices and lower sales levels for many of our residential builder and developer clients. These factors have contributed to increases in delinquencies and expected losses in our portfolio of loans related to residential real estate construction and development, thus requiring increased allowances on the construction loan portfolio. The Company’s allowance related to such loans increased from $1.8 million as of December 31, 2007 to $3.5 million as of December 31, 2008. There were several factors contributing to this increase, including growth in outstanding construction loan balances from $301.8 million as of December 31, 2007 to $366.4 million as of December 31, 2008, an increase in nonperforming construction loans from $562 thousand as of December 31, 2007 to $3.8 million as of December 31, 2008, and net charge-offs on construction loans of $1.3 million in 2008 compared to $166 thousand in 2007. During the fourth quarter of 2008, the Company charged off a $1.2 million builder/developer loan relationship which previously carried a specific allowance of $1.0 million. This charge-off reduced the outstanding loan balance and the related allowance by these amounts. Otherwise, the increase in the allowance for construction loans would have more closely reflected the growth in the construction loan portfolio and the increase in nonperforming construction loans over the same period. Based on a detailed review of the construction loan portfolio and application of the Company’s methodology for calculating the allowance for loan losses, management believes that allowances recorded on the construction loan portfolio as of December 31, 2008 are adequate to absorb losses inherent in the portfolio at that date.

The allowance related to the commercial loan portfolio declined from $10.2 million as of December 31, 2007 to $9.7 million as of December 31, 2008. The primary factor contributing to this decline, despite growth in commercial loan balances from $640.4 million as of December 31, 2007 to $726.5 million as of December 31, 2008, was the charge-off of a nonperforming commercial real estate loan relationship in the first quarter of 2008 that had an outstanding balance and a specific allowance of $1.1 million and $517 thousand, respectively, as of December 31, 2007.

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

Index
Analysis of Allowance for Loan Losses:
	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
(Dollars in thousands)

Average balance of loans outstanding, net of unearned income	$1,174,870	$1,041,859	$967,115	$647,979	$650,121
Balance of loans outstanding at year end, net of unearned income	1,254,368	1,095,107	1,008,052	668,982	654,867

Allowance for loan losses:
Balance at beginning of period	$13,571	$13,347	$9,592	$10,721	$11,613
Adjustment for loans acquired in business combinations	845	–	7,650	–	–
Loans charged off:
Commercial	2,036	2,007	4,819	283	1,252
Construction	1,614	578	–	186	138
Consumer	814	435	283	357	504
Home equity lines	90	514	55	150	1
Mortgage	14	1,718	102	173	340
Total charge-offs	4,568	5,252	5,259	1,149	2,235
Recoveries of loans previously charged off:
Commercial	691	51	665	299	411
Construction	275	412	58	18	–
Consumer	90	115	–	42	94
Home equity lines	1	121	31	3	4
Mortgage	14	1,171	23	1	107
Total recoveries	1,071	1,870	777	363	616
Net loans charged off	3,497	3,382	4,482	786	1,619
Provision (credit) for loan losses	3,876	3,606	587	(343)	1,038
Reclassification of reserve for off-balance sheet loan commitments to other liabilities	–	–	–	–	(311)
Balance at end of period	$14,795	$13,571	$13,347	$9,592	$10,721

Ratio of net charge-offs to average loans outstanding during the year	0.30%	0.32%	0.46%	0.12%	0.25%
Allowance for loan losses as a percent of total loans	1.18%	1.24%	1.32%	1.43%	1.64%

The Company provides a specific allowance for loan losses associated with certain commercial loans rated special mention and/or classified with outstanding balances greater than $750 thousand, including all related loans, as well as all loans management has identified as impaired. Management determines the level of specific allowance based on the facts and circumstances of each loan, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. Of the $14.8 million and $13.6 million in allowance for loan losses as of December 31, 2008 and 2007, respectively, $2.8 million and $3.0 million, respectively, were allocated to specific loans, including loans considered to be impaired. As of December 31, 2008 and 2007, there were $9.7 million and $2.7 million, respectively, of specific impaired loans with balances greater than $750 thousand. For these impaired loans, $0.3 million and $1.8 million of specific reserves were included in the allowance for loan losses as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, there were $6.0 million and $3.3 million, respectively, of impaired loans with balances less than $750 thousand. For these impaired loans, $0.6 million and $0.2 million of specific reserves were included in the allowance for loan losses as of December 31, 2008 and 2007, respectively. There were no impaired loans that did not have an allowance for loan losses as of December 31, 2008 and 2007.

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

Index
Of the $15.7 million of impaired loans as of December 31, 2008, two loan relationships were still accruing interest. One of the loans was a builder/developer relationship located in Central North Carolina with an outstanding loan balance of $5.6 million as of December 31, 2008. The other is a commercial real estate loan with an outstanding balance of $219 thousand as of December 31, 2008. These loans were classified as troubled debt restructurings by the Company when certain modifications were made to the loan terms due to financial difficulty experienced by the debtors. These loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. Since these loans were classified as troubled debt restructurings, they were considered to be impaired and were evaluated for impairment based on the fair value of the collateral. As of December 31, 2008, the specific allowance recorded on impaired loans still accruing interest totaled $104 thousand.

The following table shows the total of the nonperforming assets in the Company’s portfolio as of December 31 in the years indicated.

	2008	2007	2006	2005	2004
(Dollars in thousands)

Nonperforming loans: [1]
Commercial	$4,682	$4,489	$2,783	$5,040	$3,964
Construction	3,843	562	616	737	1,622
Consumer	92	28	50	176	312
Home equity lines	275	397	410	497	415
Residential mortgages	223	506	1,043	1,628	1,898
Total nonperforming loans	9,115	5,982	4,902	8,078	8,211
Foreclosed property	1,347	1,571	1,111 [2]	771	418
Total nonperforming assets	$10,462	$7,553	$6,013	$8,849	$8,629

Accruing loans which are contractually past due 90 days or more	$–	$–	$–	$–	$–

Nonperforming loans to total loans	0.73%	0.55%	0.49%	1.21%	1.25%
Nonperforming assets to total assets	0.63%	0.50%	0.42%	0.92%	0.98%
Allowance coverage of nonperforming loans	162%	227%	272%	119%	131%

[1]	See summary of Significant Accounting Policies for a discussion of the Company’s process for classifying loans on nonaccrual status.
[2]	Foreclosed properties exclude $739,000 related to one branch location that was held for sale as of December 31, 2006.

Foreclosed property decreased to $1.3 million as of December 31, 2008 from $1.6 million as of December 31, 2007. The decrease was primarily due to the disposition of certain foreclosed commercial and residential properties. The Company is actively marketing all of its foreclosed property. Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.

Capital Resources

Total consolidated shareholders’ equity decreased from $164.3 million as of December 31, 2007 to $148.5 million as of December 31, 2008. This decline was primarily due to goodwill impairment charge of $65.2 million in the fourth quarter of 2008. Partially offsetting the decline in this balance was the sale of $41.3 million in preferred stock, with warrants of common stock, to the U.S. Treasury Department pursuant to the TCPP. Excluding the goodwill impairment charge, retained earnings increased $2.6 million for the year ended December 31, 2008, which was comprised of $6.3 million of net income, less common dividends declared of $3.6 million, less preferred dividends accrued of $112 thousand. Accumulated other comprehensive income, which represents the unrealized gain or loss on available-for-sale investment securities and the unrealized gain or loss related to the cash flow hedge, net of tax, was $0.9 million as of December 31, 2008, which was an increase of $0.7 million from the net unrealized gain of $0.2 million as of December 31, 2007. For the year ended December 31, 2008, the Company repurchased 10,166 shares of its common stock at an aggregate cost of $92 thousand.

As of December 31, 2008, the Company had a leverage ratio of 10.58%, a Tier 1 capital ratio of 12.17%, and a total risk-based capital ratio of 13.24%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 14. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

Index
U.S. Treasury Department’s Capital Purchase Program. In order to participate in the TCPP, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to authorize 100,000 shares of preferred stock. In December 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. As a condition under the TCPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million (each a “Qualified Equity Offering”). The Treasury may also transfer the Series A Preferred Stock to a third party at any time. For more information on the Company’s participation in the TCPP, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. U.S. Treasury Department’s Capital Purchase Program.

Share Repurchases. The Company’s Board of Directors has authorized the repurchase of up to 1 million shares of the Company’s common stock through public or private transactions (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities for more information on the Company’s share repurchases). In connection with the sale of preferred stock to the Treasury Department under the TCPP, the Company is restricted from repurchasing shares of its common stock, except for shares repurchased in connection with employee benefit plans based on normal past practices, for three years or until the preferred stock has been repaid.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. As of December 31, 2008, the Company met all of its regulatory liquidity requirements.

The Company had $54.4 million in its most-liquid assets, cash and cash equivalents as of December 31, 2008. The Company’s principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $1.17 billion, or 70.7%, of total assets as of December 31, 2008 compared to $1.03 billion, or 67.9% of total assets as of December 31, 2007.

The Company’s liquidity can be demonstrated by an analysis of its cash flows. Operating activities generated $12.4 million of liquidity for the year ended December 31, 2008 compared to $22.1 million for the year ended December 31, 2007. The principal elements of operating activities are net income, adjusted for significant noncash expenses such as the provision for loan losses, depreciation, amortization and a goodwill impairment charge. Further, the Company used a net increase in deposits, borrowings and repurchase agreements of $67.2 million as well as the $41.3 million capital injection from the TCPP to partially fund $124.5 million in net new loan growth and $20.1 million net purchases of investment securities in 2008. A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. While the Company does not own any investment securities with contractual maturities falling within the next 12 months, it expects to receive principal repayments of $60.0 million on its debt securities during that period. These principal repayments include cash flows from regularly scheduled payments on mortgage-backed securities as well as anticipated prepayments of other debt securities assuming a flat rate environment. During 2008, the Company purchased $91.4 million of investment securities, while total proceeds from repayments/calls/maturities of investment securities were $71.3 million. Also during 2008, the Company received cash flows from investing activities of $50.6 million from the purchase of net liabilities in the acquisition of Omni National Bank’s four Fayetteville branch offices. As of December 31, 2008, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material affect on its liquidity position.

Index
Additional sources of liquidity are available to the Company through the Federal Reserve and through membership in the FHLB system. As of December 31, 2008, the Bank had a maximum and an available borrowing capacity of $129.2 million and $57.2 million, respectively, through the FHLB of Atlanta. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty percent of total assets or twenty times the amount of FHLB stock owned by the borrowing bank. As of December 31, 2008, the Company owned $6.0 million of FHLB stock, or 8.3% percent of its outstanding advances of $72.0 million. Borrowings are collateralized by a blanket lien by the FHLB on certain of the Company’s qualifying assets. The Company also maintains a credit line at the Federal Reserve’s Discount Window that is used for short-term funding needs and as an additional source of available liquidity. The Company had no outstanding borrowings at the Discount Window but had $104.6 million in available credit as of December 31, 2008. Available credit at the Discount Window is collateralized by eligible commercial construction loans. The Company also maintains liquidity from other sources such as federal funds lines, repurchase agreement lines and brokered CDs.

The following table reflects maturities of contractual obligations as of December 31, 2008:

	Payments Due by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Contractual Obligations:
Borrowings	$28,000	$39,000	$15,000	$50,000	$132,000
Subordinated debentures	–	–	–	30,930	30,930
Operating leases	3,152	4,986	4,654	6,417	19,209
	$31,152	$43,986	$19,654	$87,347	$182,139

The following table reflects expirations of commercial loan-related commitments as of December 31, 2008:

	Amount of Commitment Expiration by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Commercial Commitments:
Commercial letters of credit	$4,086	$130	$17	$–	$4,233
Other commercial loan commitments	88,818	34,541	4,235	9,678	137,272
	$92,904	$34,671	$4,252	$9,678	$141,505

Impact of Inflation

The Company’s financial statements have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historic dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years and has not materially impacted the Company’s results of operations; however, the effect of inflation on interest rates may in the future materially impact the Company’s operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

Recent Accounting Developments

Refer to Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies for a discussion of recent accounting developments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts and ensuring a proper maturity combination of assets and liabilities. The goal of these activities is the development of maturity and repricing opportunities in the Company’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Company’s Asset/Liability Committee (“ALCO”), made up of members of management and the Board, monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to ensure proper fixed- and variable-rate mixes under several interest rate scenarios.

Index
The asset/liability management process is intended to achieve relatively stable net interest margins and assure liquidity by coordinating the amounts, maturities, or repricing opportunities of earning assets, deposits and borrowed funds. The ALCO has the responsibility to determine and achieve the most appropriate volume and combination of earning assets and interest-bearing liabilities, and ensure an adequate level of liquidity and capital, within the context of corporate performance objectives. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review the Company’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts balance sheet management strategies intended to ensure that the potential impact of earnings and liquidity as a result of fluctuations in interest rates is within acceptable guidelines.

The Company uses financial instruments, commonly known as derivatives, to manage various financial risks. The derivatives used presently by the Company consist of interest rate swaps. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The Company uses interest rate swaps to convert a portion of its fixed rate FHLB advances to variable rates. These swaps resulted in a net decrease in interest expense of $23 thousand in 2008 and a net increase in interest expense of $507 thousand and $428 thousand in 2007 and 2006, respectively. The Company also uses an interest rates swap to convert a portion of its variable rate commercial loan portfolio to a fixed rate. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. This swap resulted in an increase in loan interest income of $2.6 million in 2008 and a net decrease in loan interest income of $348 thousand and $144 thousand in 2007 and 2006, respectively.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2008, the Company had derivative financial instruments outstanding with notional amounts totaling $125.0 million. These interest rate swaps are comprised of a $100 million (notional) interest rate swap, accounted for as a cash flow hedge and a $25 million (notional) interest rate swap, accounted for as fair value hedge (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 10. Derivative Financial Instruments for additional information).

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

The Company utilizes an outside asset liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2008 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Board of Directors.

The table below measures the impact on net interest income of both a gradual and immediate 200 basis points change in interest rates over the 12 months following the interest rate change, assuming the interest rate changed occurred on December 31, 2008. Actual results could differ from these estimates.

Estimated Percent Change in Net Interest Income (over 12 months following the change)

Basis point change:
+ 200 gradual	9.3%
+ 200 immediate	13.4%
No rate change	–
– 200 gradual	(4.4%)
– 200 immediate	(11.8%)

Index
The table below measures the impact on the economic value of equity of an immediate 200 basis points change in interest rates following the interest rate change, assuming the interest rate change occurred on December 31, 2008. Actual results could differ from these estimates.

Estimated Percent Change in Economic Value of Equity (immediately following the change)

Basis point change:
+ 200 immediate	(6.6%)
No rate change	–
– 200 immediate	7.8%

The table below presents the Company’s ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2008. This ratio measures an entity’s balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Cumulative Gap Ratio

1 year	1.39
2 years	0.95
5 years	0.99
Overall	1.00

Index

Item 8.  Financial Statements and Supplementary Data

CAPITAL BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
	December 31, 2008	December 31, 2007
(Dollars in thousands except per share data)

Assets
Cash and due from banks:
Interest earning	$719	$7,815
Noninterest earning	53,607	32,347
Federal funds sold and short term investments	129	10
Total cash and cash equivalents	54,455	40,172
Investment securities – available for sale, at fair value	272,944	249,094
Investment securities – held to maturity, at amortized cost	5,194	10,022
Loans – net of unearned income and deferred fees	1,254,368	1,095,107
Allowance for loan losses	(14,795)	(13,571)
Net loans	1,239,573	1,081,536
Premises and equipment, net	24,640	23,863
Bank-owned life insurance	22,368	21,589
Goodwill	–	59,776
Deposit premium, net	3,857	3,569
Deferred income tax	9,342	5,829
Accrued interest receivable	6,225	7,789
Other assets	15,634	14,364
Total assets	$1,654,232	$1,517,603

Liabilities
Deposits:
Demand, noninterest bearing	$125,281	$114,780
Savings and interest bearing checking	173,711	151,698
Money market deposit accounts	212,780	229,560
Time deposits less than $100,000	509,231	370,416
Time deposits $100,000 and greater	294,311	232,244
Total deposits	1,315,314	1,098,698
Repurchase agreements and federal funds purchased	15,010	45,295
Borrowings	132,000	163,347
Subordinated debentures	30,930	30,930
Other liabilities	12,464	15,033
Total liabilities	1,505,718	1,353,303

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 issued and outstanding as of December 31, 2008 (total liquidation preference of $41,279 as of December 31, 2008)	39,839	–
Common stock, no par value; 20,000,000 shares authorized; 11,238,085 and 11,169,777 shares issued and outstanding as of December 31, 2008 and 2007, respectively	139,209	136,154
Retained (deficit) earnings	(31,420)	27,985
Accumulated other comprehensive income	886	161
Total shareholders’ equity	148,514	164,300
Total liabilities and shareholders’ equity	$1,654,232	$1,517,603

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$72,494	$82,066	$76,180
Investment securities:
Taxable interest income	8,935	7,731	7,167
Tax-exempt interest income	3,169	3,237	1,568
Dividends	294	451	439
Federal funds and other interest income	128	1,052	1,598
Total interest income	85,020	94,537	86,952
Interest expense:
Deposits	33,042	39,700	31,637
Borrowings and repurchase agreements	9,382	10,723	9,133
Total interest expense	42,424	50,423	40,770
Net interest income	42,596	44,114	46,182
Provision for loan losses	3,876	3,606	531
Net interest income after provision for loan losses	38,720	40,508	45,651
Noninterest income:
Service charges and other fees	4,459	3,780	3,959
Mortgage fees and revenues	1,005	1,981	2,045
Other loan fees	1,143	555	498
Brokerage fees	732	601	537
Bank card services	1,332	1,064	752
Bank-owned life insurance	952	841	832
Net gain (loss) on sale of investment securities	249	(49)	188
Gain on sale of branch	374	–	–
Gain on early extinguishment of debt	–	–	276
Other	805	738	549
Total noninterest income	11,051	9,511	9,636
Noninterest expense:
Salaries and employee benefits	21,255	19,674	18,466
Occupancy	4,458	4,897	3,748
Furniture and equipment	3,135	2,859	2,342
Data processing and telecommunications	2,135	1,637	1,774
Advertising	1,515	1,442	1,342
Office expenses	1,317	1,389	1,617
Professional fees	1,479	1,289	1,043
Business development and travel	1,393	1,217	1,219
Amortization of deposit premiums	1,037	1,198	1,370
Miscellaneous loan handling costs	848	743	649
Directors fees	740	424	1,264
Insurance	275	435	316
FDIC deposit insurance	685	270	231
Goodwill impairment charge	65,191	–	–
Other	1,199	1,563	1,297
Total noninterest expense	106,662	39,037	36,678
Net (loss) income before tax (benefit) expense	(56,891)	10,982	18,609
Income tax (benefit) expense	(1,207)	3,124	6,271
Net (loss) income	$(55,684)	$7,858	$12,338
Dividends and accretion on preferred stock	124	–	–
Net (loss) income attributable to common shareholders	$(55,808)	$7,858	$12,338

Earnings (loss) per common share – basic	$(4.94)	$0.69	$1.06
Earnings (loss) per common share – diluted	$(4.94)	$0.68	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Shares of Common Stock	Common Stock	Preferred Stock	Other Comprehensive Income	Retained Earnings (Deficit)	Total
(Dollars in thousands except share data)

Balance at January 1, 2006	6,852,156	$70,985	$–	$(1,672)	$14,179	$83,492
Repurchase of outstanding common stock	(431,571)	(7,153)				(7,153)
Issuance of common stock for acquisition of 1st State Bancorp, Inc.	4,882,630	74,499				74,499
Issuance of common stock for options exercised, including related tax benefits	90,775	1,153				1,153
Net income					12,338	12,338
Net unrealized loss on investment securities, net of tax benefit of $8				(13)		(13)
Net unrealized gain related to cash flow hedge, net of tax of $80				128		128
Comprehensive income						12,453
Dividends on common stock ($0.24 per share)					(2,763)	(2,763)
Balance at December 31, 2006	11,393,990	$139,484	$–	$(1,557)	$23,754	$161,681

Repurchase of outstanding common stock	(303,082)	(4,523)				(4,523)
Issuance of common stock for options exercised, including related tax benefits	46,540	674				674
Issuance of common stock for services	32,329	498				498
Stock option expense		21				21
Net income					7,858	7,858
Net unrealized gain on investment securities, net of tax of $407				649		649
Net unrealized gain related to cash flow hedge, net of tax of $752				1,069		1,069
Comprehensive income						9,576
Dividends on common stock ($0.32 per share)					(3,627)	(3,627)
Balance at December 31, 2007	11,169,777	$136,154	$–	$161	$27,985	$164,300

Issuance of preferred stock with warrants, net of issuance costs		1,333	39,827			41,160
Accretion of preferred stock discount			12		(12)	–
Repurchase of outstanding common stock	(10,166)	(92)				(92)
Issuance of common stock for options exercised, including related tax benefits	26,591	206				206
Issuance of common stock for services	51,883	590				590
Stock option expense		24				24
Modification of directors deferred compensation plan		943				943
Directors deferred compensation expense		51				51
Net loss					(55,684)	(55,684)
Net unrealized loss on investment securities, net of tax benefit of $9				(13)		(13)
Net unrealized gain related to cash flow hedge, net of tax of $464				738		738
Comprehensive loss						(54,959)
Dividends on preferred stock					(112)	(112)
Dividends on common stock ($0.32 per share)					(3,597)	(3,597)
Balance at December 31, 2008	11,238,085	$139,209	$39,839	$886	$(31,420)	$148,514

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(55,684)	$7,858	$12,338
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	3,876	3,606	587
Amortization of deposit premium	1,037	1,198	1,370
Depreciation	2,639	3,020	2,199
Goodwill impairment charge	65,191	–	–
Stock-based compensation	477	58	855
Net (gain) loss on sale of investment securities	(249)	49	(188)
Net amortization of premium/discount on investment securities	80	80	127
Loss (gain) on disposal of premises, equipment and real estate owned	81	244	(113)
Deferred income tax (benefit) expense	(3,715)	(1,091)	6,587
Gain on sale of branch	(374)	–	–
Gain on early extinguishment of debt	–	–	(276)
Funding of loans held-for-sale	–	(106,640)	(123,509)
Proceeds from sale of loans held-for-sale	–	113,913	120,482
Increase in cash surrender value of bank-owned life insurance	(779)	(841)	(832)
Net decrease (increase) in accrued interest receivable and other assets	1,344	(737)	2,974
Net (decrease) increase in accrued interest payable and other liabilities	(1,553)	1,415	340
Net cash provided by operating activities	12,371	22,132	22,941

Cash flows from investing activities:
Loan originations, net of principal repayments	(124,503)	(97,005)	(103,853)
Additions to premises and equipment	(4,750)	(3,857)	(4,470)
Proceeds from sales of premises, equipment and real estate owned	7,693	(387)	1,250
Net cash paid in branch sale	(7,757)	–	–
Net cash received (paid) in business combinations	50,573	–	(36,036)
Net sales of FHLB and Silverton Bank stock	1,272	296	397
Purchase of investment securities – available for sale	(91,243)	(110,973)	(117,394)
Proceeds from principal repayments/calls/maturities of investment securities – available for sale	66,272	90,733	148,085
Proceeds from principal repayments/calls/maturities of investment securities – held to maturity	4,824	802	1,513
Net cash used in investing activities	(97,619)	(120,391)	(110,508)

Cash flows from financing activities:
Net increase in deposits	125,134	43,308	84,693
Net (decrease) increase in repurchase agreements	(24,890)	5,662	19,724
Proceeds from borrowings	302,600	50,000	76,247
Principal repayments of borrowings	(335,600)	(13,000)	(77,364)
Net (repayments) proceeds of federal funds borrowed	(5,395)	5,395	–
Repayment of short-term debt	–	–	(30,000)
Cash held in escrow	–	–	33,185
Dividends paid	(3,592)	(3,417)	(2,490)
Issuance of preferred stock, net of issuance costs	41,160	–	–
Issuance of common stock for options exercised, including related tax benefits	206	674	1,153
Repurchase of common stock	(92)	(4,523)	(7,153)
Net cash provided by financing activities	99,531	84,099	97,995
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
(Dollars in thousands)

Net change in cash and cash equivalents	$14,283	$(14,160)	$10,428
Cash and cash equivalents at beginning of period	40,172	54,332	43,904
Cash and cash equivalents at end of period	$54,455	$40,172	$54,332

Supplemental Disclosure of Cash Flow Information

Transfers of loans and premises to other real estate owned	$2,645	$2,862	$2,333
Cash paid for:
Income taxes	$2,815	$6,443	$745
Interest	$41,983	$50,223	$39,895

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental cash flow information related to business combinations is disclosed in Note 3. Business Combination.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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
The Bank operates throughout North Carolina with 32 banking offices in Asheville (4), Burlington (4), Cary, Clayton, Fayetteville (3), Graham (2), Hickory, Mebane, Morrisville, Oxford, Parkton, Pittsboro, Raleigh (5), Sanford (3), Siler City, Wake Forest and Zebulon. The Company’s corporate headquarters is located at 333 Fayetteville Street in Raleigh, North Carolina.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of investments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit quality financial institutions in amounts, which may be in excess of federally insured limits. Banks are required to maintain reserve and clearing balances with the Federal Reserve. Accordingly, the Bank has amounts restricted for this purpose of $4.7 million and $1.2 million included in cash and due from banks on the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Investment Securities

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The initial classification of securities is determined at the date of purchase. Gains and losses on sales of investment securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of the sales. Premiums and discounts on debt securities are recognized in interest income using the level interest yield method over the period to maturity, or when the debt securities are called.

At each reporting date, the Company evaluates each held to maturity and available for sale investment security in a loss position for other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that investment security’s future performance, the financial condition of the issuer, and the Company’s intent and ability to hold until recovery in market value or maturity. A decline in value that is considered to be other-than-temporary is a permanent reduction to the cost basis of the investment security and is recorded as a loss in noninterest expense.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, net of any unearned income, charge-offs, net deferred loan origination fees and costs, and unamortized premiums or discounts. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Deferred loan fees and costs are amortized to interest income over the contractual life of the loan using the level interest yield method.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance for loan losses is an amount that management believes will be adequate to absorb losses estimated inherent in existing loans, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay. The allowance calculation consists of two primary components: (1) a component for individual impairment as recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting By Creditors for Impairment of a Loan, and (2) components for collective impairment as recognized in accordance with SFAS No. 5, Accounting for Contingencies, including a qualitative portion.

The Company maintains specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The evaluation of the allowance for loan losses is inherently subjective, and management uses the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from the estimates, future adjustments to the allowance for loan losses may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the allowance for loan losses are necessary.

Loans classified as impaired totaled $15.7 million and $6.0 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, $0.9 million and $2.0 million, respectively, were included in the allowance for loan losses for these impaired loans.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Foreclosed Assets

Assets acquired as a result of foreclosure are adjusted to fair value upon transfer to foreclosure status. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Valuations will be periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other expenses. As of December 31, 2008 and 2007, there were $1.3 million and $1.6 million, respectively, of foreclosed properties included in other assets on the consolidated balance sheet.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. In accordance with provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized over an estimated useful life, but rather is tested at least annually for impairment. The impairment test is performed in the fourth quarter of each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. Historically, the Company has measured the fair value of the reporting unit (determined to be Company-level) using the present value of estimated future cash flows coupled with various market valuation approaches. The discounted cash flow analysis has been based upon available information regarding expected future cash flows and discount rates. Discount rates have been based upon the cost of capital specific to the banking industry. However, due to the current economic conditions and the decline in the Company’s stock price below tangible book value, a market valuation approach that utilizes the current stock price as a primary indicator of fair market value was used for the 2008 annual impairment test. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, the Company would recognize impairment for the excess of carrying value over fair value. The Company’s annual evaluation of goodwill, performed as of December 31, 2008, resulted in an impairment charge of $65.2 million, partially offset by reduction in deferred taxes of $3.2 million, based upon a decline in the stock market valuation of the Company resulting from a general deterioration in economic conditions in 2008, particularly for the banking sector, which impacted the Company’s earnings and investor demand for the Company’s common stock.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

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

As of December 31, 2008 and 2007, the Company did not have any tax benefit disallowed under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, derivatives are recorded on the consolidated balance sheet at fair value. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Any difference in these two changes in fair value results in hedge ineffectiveness that results in a net impact to earnings. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of a hedge that is ineffective is recognized immediately as other noninterest income or expense.

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

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communications costs the first time the advertising takes place. The Company may establish accruals for committed advertising costs as incurred within the course of a current year. Advertising costs, which are recorded as a component of noninterest expense on the statement of operations, totaled $1.5 million, $1.4 million and $1.3 million in 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company’s Equity Incentive Plan is a stock-based incentive compensation plan covering certain officers and directors. The Company grants stock options under the incentive plan for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

On December 29, 2005, the Compensation/Human Resources Committee of the Board of Directors of the Company approved the acceleration of vesting of all the outstanding unvested stock options awarded under the Company’s Equity Incentive Plan. As a result, options to purchase 67,200 shares of the Company’s common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 30, 2005. Because of the acceleration of vesting, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating results or financial condition. Effective January 1, 2006, the Company began recognizing the cost of all new employee share-based awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted in the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
			No options issued
Dividend yield	6.3%	2.0%
Expected volatility	26.3%	21.5%
Risk-free interest rate	2.2%	4.4%
Expected life	7 years	7 years

The weighted average fair value of options granted for the years ended December 31, 2008 and 2007 was $0.77 and $3.96, respectively. There were no options granted in the year ended December 31, 2006.

The Company also accounts for stock grants using the fair value method in accordance with SFAS No. 123R. During 2008, the Board of Directors authorized 20,000 restricted stock grants to certain employees which vest over five years. The stock was granted at the closing stock price of $6.00 on the date of grant and will be expensed pro rata over the vesting period. During 2007, the Board of Directors authorized 24,000 grants to key executives which vest over three years. The stock was granted at the closing stock price of $12.24 on the date of grant and will be expensed pro rata over the vesting period.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. This Standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This Standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). This Standard requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under this Standard, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. These levels are:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange

•
Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.

•
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

For more information on the Company’s fair value measurements, see Note 18 to the Consolidated Financial Statements.

Earnings per Share

The Company follows SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, the Company has presented both basic and diluted earnings per share (“EPS”) on the face of the Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
(Dollars in thousands except share data)

Earnings (loss) attributable to common shareholders – basic and diluted	$(55,808)	$7,858	$12,338
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,302,769	11,424,171	11,598,502
Incremental shares from assumed exercise of stock options	–	68,557	85,172
Weighted average number of shares outstanding – diluted	11,302,769	11,492,728	11,683,674

Due to the net loss attributable to common shareholders for the year ended December 31, 2008, the Company excluded potential shares in its EPS calculations since the effect of including those potential shares would have been antidilutive to the per share amounts. For the years ended December 31, 2007 and 2006, options and warrants to purchase approximately 203,924 shares and 331,965 shares, respectively, of common stock were used in the diluted calculation. For the years ended December 31, 2007 and 2006, options to purchase 180,151 shares and 57,750 shares, respectively, of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
(Dollars in thousands)

Unrealized (losses) gains on available-for-sale investment securities	$(22)	$1,056	$(20)
Reclassification of gains recognized in net income	–	–	(1)
Unrealized gain on change in fair value of cash flow hedge	1,202	1,821	208
Income tax expense	(455)	(1,159)	(72)
Other comprehensive income	$725	$1,718	$115

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Reclassifications

Certain items included in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications have no effect on total assets, net income, or shareholders’ equity previously reported.

New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP SFAS No. 157-3”). The new FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP SFAS No. 157-3 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. The Company adopted SFAS No. 159 effective January 1, 2008, but has not elected the fair value option as outlined in the provisions of SFAS No. 159 for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. Effective January 1, 2008, the Company adopted SFAS No. 157, which did not have a material impact on the Company’s financial condition or results of operations (see Note 18. Fair Value Measurements for more information on the Company’s adoption of SFAS No. 157, including related disclosure requirements).

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements were effective for fiscal years ending after December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The Company adopted the additional provisions related to the measurement date for plan assets and obligations for the year ended December 31, 2008, but the adoption of these additional provisions did not have a material impact on the Company’s financial condition or results of operations.

2.  U.S. Treasury Department’s Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which authorized the U.S. Treasury Department (the “Treasury”) to establish the Troubled Asset Relief Program, of which the Capital Purchase Program (“TCPP”) is a part. Under the TCPP, certain U.S. financial institutions may sell senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. Eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets, along with warrants covering shares of common stock. In order to participate in the TCPP, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to authorize 100,000 shares of preferred stock.

In December 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. As a condition under the TCPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million (each a “Qualified Equity Offering”). The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14. Regulatory Matters and Restrictions).

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $8.26 per share (subject to certain anti-dilution adjustments). The Treasury may not exercise the Warrants for, or transfer the Warrants with respect to, more than half of the initial shares of common stock underlying the Warrants prior to the earlier of (i) the date on which the Company receives aggregate gross proceeds of not less than $41.3 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate Liquidation Preference of the Series A Preferred Stock ($41.3 million) from one or more Qualified Equity Offerings prior to December 31, 2009.

The $41.3 million in proceeds was allocated to the Series A Preferred Stock and the Warrants based on their relative fair values at issuance (approximately $40.0 million was allocated to the Series A Preferred Stock and approximately $1.3 million to the Warrants). The difference between the initial value allocated to the Series A Preferred Stock of approximately $40.0 million and the liquidation value of $41.3 million will be charged to retained earnings and accreted to preferred stock over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. Thus, at the end of the five year accretion period, the preferred stock balance will equal the liquidation value of $41.3 million. The amount charged to retained earnings will be deducted from the numerator in calculating basic and diluted earnings per common share during the related reporting period. During the year ended December 31, 2008, the Company recorded accretion for the preferred stock discount of $12,000.

In addition, the Company incurred offering costs of $119,000 directly related to the application for and issuance of the Series A Preferred Stock. These costs reduced the balance of the preferred stock and will be amortized to Retained earnings over the first five years of the contract using the effective yield method.

3.  Business Combination

In December 2008, the Company acquired the four Fayetteville, North Carolina, area branches of Omni National Bank in a cash transaction. Omni National Bank is the banking subsidiary of Omni Financial Services, Inc., a bank holding company headquartered in Atlanta, Georgia. As a result of this transaction, the Company assumed deposits and purchased selected loan balances. In addition, the Company acquired the real estate assets and fixed capital equipment associated with the four branches, plus two offsite ATMs. Upon completion of the transaction, the Fayetteville area branches began operating as full-service Capital Bank branches.

As required for business combinations accounted for under the purchase method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date, December 12, 2008. The Company recorded $5.4 million of goodwill and a deposit premium of $1.3 million associated with this transaction. The goodwill is not deductible for income tax purposes. The deposit premium was recorded based on its estimated fair value and is being amortized over an estimated useful life of eight years using an accelerated method. Because this business combination was a purchase of four branch offices, which comprised the North Carolina operations of Omni National Bank, along with certain loans and all existing deposit relationships, pro forma results have not been included.

A summary of estimated fair values of assets acquired and liabilities assumed is as follows:

As of December 12, 2008
(Dollars in thousands)

Loans, net of allowance for loan losses	$41,428
Premises and equipment	3,445
Deposit premium	1,325
Goodwill	5,415
Other assets	137
Deposits	(101,924)
Other liabilities	(399)
Net cash received in transaction	$(50,573)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets

Net assets of businesses acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized over the period benefited. The changes in carrying amounts of goodwill and other intangibles, primarily deposit premiums, for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Goodwill	Deposit Premium
(Dollars in thousands)		Gross	Accumulated Amortization	Net

Balance at January 1, 2006	$12,048	$1,758	$(952)	$806

Amortization expense	–	–	(1,370)	(1,370)
1st State Bancorp acquisition in January 2006	47,728	5,331	–	5,331
Balance at December 31, 2006	59,776	7,089	(2,322)	4,767

Amortization expense	–	–	(1,198)	(1,198)
Balance at December 31, 2007	59,776	7,089	(3,520)	3,569

Amortization expense	–	–	(1,037)	(1,037)
Branch acquisition in December 2008	5,415	1,325	–	1,325
Goodwill impairment charge	(65,191)	–	–	–
Balance at December 31, 2008	$–	$8,414	$(4,557)	$3,857

Deposit premiums are amortized over periods of up to ten years using an accelerated method. Estimated amortization expense for the next five fiscal years is as follows: 2009–$1.1 million; 2010–$0.9 million; 2011–$0.7 million; 2012–$0.5 million; and 2013–$0.3 million.

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Company performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in 2008, 2007 and 2006 based on this evaluation.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the estimated fair value of the reporting unit (determined to be Company-level) was developed using a market valuation approach that utilizes the current stock price as the primary indicator of fair market value. The results of this Step 1 process indicated that the estimated fair value for the reporting unit was less than book value, thus requiring the Company to perform the second step (“Step 2”) of the goodwill impairment test in accordance with SFAS No. 142. Based on the Step 2 analysis, it was determined that the implied fair value of goodwill was $0 as of December 31, 2008, which resulted in a goodwill impairment charge of $65.2 million for the year ended December 31, 2008 that was recorded as a component of noninterest expense on the consolidated statement of operations.

The primary factor in the determination of goodwill impairment in 2008 was the Company’s relatively low stock price and resulting market valuation. The Company’s stock price has been trading below its book value throughout 2008 and below tangible book value for three consecutive quarters. Management attributes its relatively low stock price to both financial services industry-wide and Company-specific factors. The goodwill impairment charge is non-cash expense, and since goodwill is a non interest earning asset, this charge will not impact the Company’s future operating performance.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

5.  Investment Securities

Investment securities as of December 31, 2008 and 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

2008
Available for sale:
U.S. agency obligations	$5,000	$448	$–	$5,448
Municipal bonds	75,489	38	5,097	70,430
Mortgage-backed securities	184,627	3,778	690	187,715
Other securities	9,538	–	187	9,351
	274,654	4,264	5,974	272,944

Held to maturity:
Municipal bonds	$300	$1	$–	$301
Mortgage-backed securities	4,894	54	564	4,384
	5,194	55	564	4,685
Total at December 31, 2008	$279,848	$4,319	$6,538	$277,629

2007
Available for sale:
U.S. agency obligations	$34,811	$349	$112	$35,048
Municipal bonds	82,654	250	1,643	81,261
Mortgage-backed securities	124,462	379	813	124,028
Other securities	8,855	–	98	8,757
	250,782	978	2,666	249,094

Held to maturity:
U.S. agency obligations	$3,999	$–	$7	$3,992
Municipal bonds	300	–	3	297
Mortgage-backed securities	5,723	–	112	5,611
	10,022	–	122	9,900
Total at December 31, 2007	$260,804	$978	$2,788	$258,994

The amortized cost and estimated market values of debt securities as of December 31, 2008 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are not due at a single maturity date, have been included in their respective maturity groupings based on the contractual maturity date of the security, which is based on the final maturity date of the longest term mortgage within the security. This grouping does not reflect contractual maturities of the underlying collateral.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. agency securities:
Due within one year	$–	$–	$–	$–
Due after one year through five years	–	–	–	–
Due after five years through ten years	5,000	5,448	–	–
Due after ten years	–	–	–	–
Total U.S. agency securities	5,000	5,448	–	–
(continued on next page)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal bonds:
Due within one year	$–	$–	$–	$–
Due after one year through five years	598	603	300	301
Due after five years through ten years	4,843	4,768	–	–
Due after ten years	70,048	65,059	–	–
Total municipal bonds	75,489	70,430	300	301

Mortgage-backed securities:
Due within one year	$–	$–	$–	$–
Due after one year through five years	1,129	1,149	–	–
Due after five years through ten years	6,307	6,461	–	–
Due after ten years	177,191	180,105	4,894	4,384
Total mortgage-backed securities	184,627	187,715	4,894	4,384

Other securities[1]:
Due within one year	$–	$–	$–	$–
Due after one year through five years	–	–	–	–
Due after five years through ten years	1,000	1,000	–	–
Due after ten years	1,000	1,000	–	–
Total other securities	2,000	2,000	–	–
	$267,116	$265,593	$5,194	$4,685

[1]	The other securities category represents corporate bonds and excludes equity securities which do not have maturity dates.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
Available for sale:
Municipal bonds	$57,368	$4,425	$5,717	$672	$63,085	$5,097
Mortgage-backed securities	4,120	56	4,976	634	9,096	690
Other securities	–	–	1,063	187	1,063	187
	61,488	4,481	11,756	1,493	73,244	5,974

Held to maturity:
Mortgage-backed securities	291	9	1,936	555	2,227	564
Total at December 31, 2008	$61,779	$4,490	$13,692	$2,048	$75,471	$6,538

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007
Available for sale:
U.S. agency obligations	$8,789	$74	$1,962	$38	$10,751	$112
Municipal bonds and other	28,425	498	39,358	1,144	67,783	1,642
Mortgage-backed securities	30,939	12	37,990	801	68,929	813
Other securities	–	–	1,152	99	1,152	99
	68,153	584	80,462	2,082	148,615	2,666

Held to maturity:
U.S. agency obligations	–	–	3,992	7	3,992	7
Municipal bonds	–	–	297	3	297	3
Mortgage-backed securities	361	–	5,250	112	5,611	112
	361	–	9,539	122	9,900	122
Total at December 31, 2007	$68,514	$584	$90,001	$2,204	$158,515	$2,788

Unrealized losses on the Company’s investments in mortgage-backed securities were primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. Unrealized losses on the Company’s investments in municipal bonds were partially related to interest rate changes but were also related to concerns in the marketplace regarding credit quality of issuers and the viability of certain bond insurers. Each quarter, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that an investment security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, which may be maturity; and recent events specific to the issuer or industry, including any changes in credit ratings. Based on this detailed portfolio review, the Company does not consider any of its investment securities to be other-than-temporarily impaired as of December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, the Company had gross realized gains and (losses) of $323,000 and ($74,000), respectively; $28,000 and ($77,000), respectively; and $253,000 and ($65,000), respectively; on sales of available-for-sale investment securities with book values of $46.1 million, $82.0 million and $130.1 million, respectively. As of December 31, 2008 and 2007, investment securities with a fair value of $221.9 million and $216.1 million, respectively, were pledged to secure public deposits, repurchase agreements, swap agreements, and FHLB advances.

As a member of the FHLB system, the Company is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.20% of its total assets as of December 31st of the prior year (up to a maximum of $25.0 million) plus 4.5% of its outstanding FHLB advances. In addition, the Company holds an investment in capital stock of Silverton Bank, which is a national correspondent bank chartered to serve community financial institutions across the U.S. The carrying value of the Company’s investment in FHLB stock, classified in available-for-sale investment securities on the consolidated balance sheet, was $6.0 million and $7.3 million as of December 31, 2008 and 2007, respectively. The carrying value of the Company’s investment in Silverton Bank stock, also classified in available-for-sale investment securities on the consolidated balance sheet, was $320,000 as of December 31, 2008 and 2007. Because of membership requirements to hold stock in these institutions and restrictions on the Company’s ability to sell such stock, these investments do not have a readily determinable market value and are accounted for using the cost method.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

6.  Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of December 31, 2008 and 2007 is as follows:

	2008	2007
(Dollars in thousands)

Commercial	$726,522	$640,355
Construction	366,376	301,799
Consumer	10,249	12,788
Home equity lines	92,722	79,361
Mortgage	58,422	60,596
	1,254,291	1,094,899
Plus deferred loan costs, net	77	208
	$1,254,368	$1,095,107

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups and activity during the year ended December 31, 2008 is summarized as follows (in thousands):

Balance as of December 31, 2007	$62,423
Advances	36,054
Repayments	(22,421)
Balance as of December 31, 2008	$76,056

In addition, such groups had available unused lines of credit in the amount of $4.2 million as of December 31, 2008. In the ordinary course of business, the Company engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Company and are not considered to include terms which are unfavorable to the Company. Certain deposits are held by related parties, and the rates and terms of these accounts are consistent with those of non-related parties. The Company paid an aggregate of $1.1 million, $0.7 million and $1.0 million to companies owned by members of the board of directors or immediate family members for leased space, equipment, construction and consulting services during 2008, 2007 and 2006, respectively.

A summary of activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
(Dollars in thousands)

Balance at beginning of year	$13,571	$13,347	$9,592
Acquired in business combinations	845	–	7,650
Provision for loan losses	3,876	3,606	587
Loans charged off, net of recoveries	(3,497)	(3,382)	(4,482)
Balance at end of year	$14,795	$13,571	$13,347

As of December 31, 2008, nonperforming assets consisted of nonaccrual loans in the amount of $9.1 million and foreclosed real estate of $1.3 million. As of December 31, 2007, nonperforming assets consisted of nonaccrual loans in the amount of $6.0 million and foreclosed real estate of $1.6 million. Unrecognized income on nonaccrual loans as of December 31, 2008, 2007 and 2006 was $280,000, $256,000 and $146,000, respectively. As of December 31, 2008 and 2007, there were no loans past due greater than 90 days still accruing interest.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

7.  Premises and Equipment

Premises and equipment as of December 31, 2008 and 2007 are as follows:
	2008	2007
(Dollars in thousands)

Land	$6,898	$6,966
Buildings and leasehold improvements	16,635	16,043
Furniture and equipment	19,665	17,638
Automobiles	159	159
Construction in progress	406	124
	43,763	40,930
Less accumulated depreciation and amortization	19,123	17,067
	$24,640	$23,863

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $3.0 million, and $2.2 million, respectively.

8.  Deposits

As of December 31, 2008, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2009	$497,595
2010	286,080
2011	9,918
2012	3,268
2013 and thereafter	6,681
$803,542

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be deposit customers.

Deposit overdrafts of $158,000 have been included in loans at December 31, 2008.

9.  Borrowings

Short term borrowed funds. The following is an analysis of short-term borrowed funds as of December 31, 2008 and 2007:

	End of Period		Daily Average Balance
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Interest Rate	Maximum Outstanding at Any Month End
2008
Fed funds purchased	$–	–%	$690	4.9%	$8,032
Repurchase agreements	15,010	2.6	29,239	1.2	36,037
	$15,010		$29,929	1.3%

2007
Fed funds purchased	$5,395	4.7%	$960	5.8%	$5,395
Repurchase agreements	39,900	2.6	33,729	4.0	39,900
	$45,295		$34,689	4.2%

Interest expense on federal funds purchased totaled $34,000, $56,000 and $22,000 in 2008, 2007 and 2006, respectively. Interest expense on securities sold under agreements to repurchase totaled $0.4 million, $1.4 million and $1.3 million in 2008, 2007 and 2006, respectively. Repurchase agreements are collateralized by municipal bonds and mortgage-backed securities with fair values of $30.8 million as of December 31, 2008.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Federal Home Loan Bank Advances. Advances from the FHLB totaled $72.0 million and $105.0 million as of December 31, 2008 and 2007, respectively, and had a weighted average rate of 4.7% and 4.9% as of December 31, 2008 and 2007, respectively. These advances as well as the Company’s short-term credit line with the FHLB were collateralized by eligible 1–4 family mortgages, multifamily first mortgage loans, home equity loans and commercial loans totaling $108.3 million and $151.2 million as of December 31, 2008 and 2007, respectively. In addition, the Company pledged certain mortgage-backed securities with a fair value of $73.6 million and $47.3 million as of December 31, 2008 and 2007, respectively. Certain of these variable-rate advances are hedged by interest rate swaps with a total notional value of $25.0 million (see Note 10).

As of December 31, 2008, the Company had $57.2 million of available short-term credit with the FHLB.

Federal Reserve Discount Window Borrowings. The Company maintains a credit line at the Federal Reserve’s Discount Window that is used for short-term funding needs and as an additional source of liquidity. The Company had no outstanding borrowings at the Discount Window but had $104.6 million in available credit as of December 31, 2008. Available credit at the Discount Window was collateralized by eligible commercial construction loans totaling $139.4 million as of December 31, 2008.

Structured Repurchase Agreements. Outstanding structured repurchase agreements totaled $60.0 million as of December 31, 2008 and 2007. These repurchase agreements had a weighted average rate of 4.3% as of December 31, 2008 and 2007, and were collateralized by certain U.S. agency and mortgage-backed securities with a fair value of $66.8 million and $68.6 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the scheduled maturities of borrowings are as follows:

	Balance	Weighted Average Rate
(Dollars in thousands)

2009	$28,000	4.7%
2010	8,000	4.9
2011	31,000	5.0
2012	10,000	4.9
2013	5,000	3.5
Thereafter	50,000	4.1
	$132,000	4.5%

10.  Derivative Financial Instruments

The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures.

In October 2006, the Company entered into a $100.0 million (notional) three-year interest rate swap agreement to convert a portion of its variable rate loan portfolio to a fixed rate. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of the change in fair value of a cash flow hedge related to hedge ineffectiveness is recognized immediately as other noninterest income. The fair value of this cash flow hedge was $3.2 million and $1.9 million as of December 31, 2008 and 2007, respectively, and was recorded in other assets on the consolidated balance sheets. No portion of the cash flow hedge was considered to be ineffective, and no portion of the change in fair value of the cash flow hedge was charged to other noninterest income during 2008, 2007 and 2006.

In July 2003, the Company entered into $25.0 million (notional) interest rate swap agreements to convert portions of its fixed-rate FHLB advances to variable interest rates. The Company accounts for these interest rate swaps as a hedge of the fair value of the designated FHLB advances. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value, and the net difference between those amounts were not material for the years ended December 31, 2008, 2007 and 2006.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

These interest rate hedges have an aggregated notional amount of $125.0 million and reset based on changes in the Bank’s published prime rate or LIBOR, as applicable. The counterparties for these hedges are firms with an investment grade rating by a nationally recognized investment rating service. The swaps are collateralized by certain investment securities with a fair value of $4.4 million as of December 31, 2008 and are summarized as follows:

Maturity	Notional Amount	Effective Variable Rate	Fixed Rate

2009	$100,000,000	Prime	7.81%
2009	$10,000,000	90-day LIBOR + 1.87%	3.39%
2011	$15,000,000	90-day LIBOR + 2.02%	3.36%

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

Pursuant to FIN 46R, the assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Company’s consolidated statements of operations as interest expense. The Debentures are presented as a separate category of long-term debt on the consolidated balance sheet entitled “Subordinated Debentures.” For regulatory purposes, the $30 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements. The Company recorded interest expense on the Debentures of $1.7 million, $2.4 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12.  Income Taxes

Income taxes charged to operations for the years ended December 31, 2008, 2007 and 2006 consist of the following components:

	2008	2007	2006
(Dollars in thousands)

Current income tax expense (benefit)	$2,508	$4,215	$(316)
Deferred income tax (benefit) expense	(3,715)	(1,091)	6,587
Total income tax (benefit) expense	$(1,207)	$3,124	$6,271

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows:

	2008	2007	2006
(Dollars in thousands)

(Loss) income from continuing operations	$(1,207)	$3,124	$6,271
Shareholders’ equity, for unrealized losses on investment securities and cash flow hedge	455	1,159	72
Shareholders’ equity, for related tax benefits on stock options exercised	(30)	(284)	(138)
	$(782)	$3,999	$6,205

A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

	Amount			Percent of Pretax Loss/Income
(Dollars in thousands)	2008	2007	2006	2008	2007	2005

Tax (benefit) expense at statutory rate on (loss) income before taxes	$(19,342)	$3,734	$6,327	34.00%	34.00%	34.00%
State taxes, net of federal benefit	18	500	761	(0.03)	4.55	4.09
Increase (reduction) in taxes resulting from:
Tax exempt interest on investment securities	(1,085)	(1,061)	(480)	1.91	(9.66)	(2.58)
Nontaxable life insurance income	(324)	(324)	(283)	0.57	(2.95)	(1.52)
Goodwill impairment charge	19,360	–	–	(34.03)
Other, net	166	275	(54)	(0.29)	2.50	(0.29)
	$(1,207)	$3,124	$6,271	2.13%	28.44%	33.70%

Significant components of deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
(Dollars in thousands)

Deferred tax assets:
Allowance for loan losses	$5,817	$5,347
Deferred compensation and directors fees	2,346	2,515
Amortization	1,606	–
Net operating loss carryforwards	148	409
Deferred rent	214	210
Deferred gain on sale-leaseback	400	–
Nonaccrual interest	232	238
Other	196	–
Total deferred tax assets	10,959	8,719
Deferred tax liabilities:
Depreciation	592	648
Amortization	–	1,496
FHLB stock	343	343
Deferred loan fees	46	97
Mortgage servicing rights	80	96
Net unrealized gain on investment securities and cash flow hedge	556	101
Other	–	109
Total deferred tax liabilities	1,617	2,890
Net deferred tax assets	$9,342	$5,829

As of December 31, 2008 and 2007, the Company had net deferred tax assets of $9.3 million and $5.8 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $430,000 relating to a prior acquisition, which expire in various amounts through 2022. Management expects to utilize all of these carryforward amounts prior to expiration.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The Company and its subsidiaries are subject to U.S. federal income tax as well as North Carolina income tax. The Company has concluded all U.S. federal income tax matters for years through 2006.

13.  Leases

The Company has non-cancelable operating leases for its corporate office, branch locations and corporate aircraft that expire at various times through 2019. Certain of the leases contain escalating rent clauses, for which the Company recognizes rent expense on a straight-line basis. The Company subleases certain office space and the corporate aircraft to outside parties. Future minimum lease payments under the leases and sublease receipts for years subsequent to December 31, 2008 are as follows:

	Lease Payments	Sublease Receipts
(Dollars in thousands)

2009	$3,126	$484
2010	2,656	318
2011	2,318	220
2012	2,371	226
2013	2,283	233
Thereafter	6,417	550
	$19,171	$2,031

Rent expense under operating leases was $2.7 million, $2.7 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

As of September 30, 2007, the most recent completed examination from regulators, the Bank was categorized as “well capitalized” by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank’s capital rating. Management believes that as of December 31, 2008, the Company meets all capital requirements to which it is subject.

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53–87. However, state and federal regulatory authorities may limit payment of dividends by any bank for other reasons, including when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. In addition, under the terms of the TCPP, the Company cannot increase its quarterly dividend above $0.08.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 and the minimum requirements are presented in the following table.

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
2008
Total capital (to risk-weighted assets)	$187,385	13.24%	$113,228	8.00%	$141,535	10.00%
Tier I capital (to risk-weighted assets)	172,298	12.17	56,614	4.00	84,921	6.00
Tier I capital (to average assets)	172,298	10.58	65,137	4.00	81,421	5.00

2007
Total capital (to risk-weighted assets)	$143,553	11.28%	$101,764	8.00%	$127,205	10.00%
Tier I capital (to risk-weighted assets)	129,664	10.19	50,882	4.00	76,323	6.00
Tier I capital (to average assets)	129,664	9.10	56,994	4.00	71,242	5.00

Capital Bank:
2008
Total capital (to risk-weighted assets)	$185,699	13.15%	$112,934	8.00%	$141,168	10.00%
Tier I capital (to risk-weighted assets)	170,612	12.09	56,467	4.00	84,701	6.00
Tier I capital (to average assets)	170,612	10.47	65,195	4.00	81,494	5.00

2007
Total capital (to risk-weighted assets)	$138,080	10.88%	$101,522	8.00%	$126,903	10.00%
Tier I capital (to risk-weighted assets)	124,211	9.79	50,761	4.00	76,142	6.00
Tier I capital (to average assets)	124,211	8.73	56,902	4.00	71,127	5.00

15.  Employee Benefit Plans
401(k) Retirement Plan

The Company maintains the Capital Bank 401(k) Retirement Plan (the “Plan”) for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, with the Company to match contributions up to 6% of the employee’s salary. The Plan provides that employee’s contributions are 100% vested at all times, and the Company’s contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Further, the Company may make additional contributions on a discretionary basis. Aggregate matching contributions, which are recorded in salaries and employee benefits expense on the statement of operations, for the years ended December 31, 2008, 2007 and 2006 were $772,000, $757,000 and $613,000, respectively.

Supplemental Retirement Plans

In May 2005, the Company established two supplemental retirement plans for the benefit of certain executive officers and certain directors of the Company. The Capital Bank Defined Benefit Supplemental Executive Retirement Plan (“Executive Plan”) covers the Company’s chief executive officer and certain other members of senior management. Under the Executive Plan, the participants will receive a supplemental retirement benefit equal to a targeted percentage of the participant’s average annual salary during the last three years of employment. Under the Executive Plan, benefits vest over an eight-year period with the first 20% vesting after four years of service and 20% vesting annually thereafter. The Capital Bank Supplemental Retirement Plan for Directors (“Director Plan”) covers certain directors and provides for a fixed annual retirement benefit to be paid for a number of years equal to the director’s total years of service, up to a maximum of ten years. As of December 31, 2008, there were four executives participating in the Executive Plan and fourteen directors participating in the Director Plan

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006, the Company recognized $154,000, $128,000 and $121,000, respectively, of expense related to the Executive Plan; and $315,000, $313,000 and $359,000, respectively, of expense related to the Director Plan. The obligations associated with the two plans are included in other liabilities on the consolidated balance sheet and totaled $0.5 million and $0.3 million (Executive Plan) and $1.2 million and $1.0 million (Director Plan) as of December 31, 2008 and 2007, respectively.

16.  Stock-Based Compensation

The Company uses stock-based compensation as an incentive for certain employees and non-employee directors and accounts for such compensation in accordance with SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). Stock-based grants currently take one of three forms: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Stock Options. The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s stock to officers and directors. As of December 31, 2008, options for 315,850 shares of common stock were outstanding and options for 75,559 shares of common stock remained available for future issuance. In addition, there were 566,071 options which were assumed under various plans from previously acquired financial institutions, of which 61,233 remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

A summary of the activity during the years ending December 31, 2008, 2007 and 2006 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:

	2008		2007		2006
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	384,075	$12.56	389,715	$11.75	495,822	$11.65
Granted	63,500	6.24	52,000	15.56	–	–
Exercised	(26,591)	6.62	(46,540)	8.13	(90,775)	11.18
Forfeited and expired	(43,901)	14.31	(11,100)	16.70	(15,332)	11.81
Outstanding at end of year	377,083	$11.71	384,075	$12.56	389,715	$11.75

Options exercisable at year end	273,783	$12.41	332,075	$12.09	389,715	$11.75

The following table summarizes information about the Company’s stock options as of December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$6.00 – $9.00	129,631	5.34	69,631	$8,400
$9.01 – $12.00	90,202	2.84	87,702	–
$12.01 – $15.00	20,000	7.63	7,200	–
$15.01 – $18.00	83,000	6.54	55,000	–
$18.01 – $18.37	54,250	5.99	54,250	–
	377,083	5.22	273,783	$8,400

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

As of December 31, 2008, the Company had unamortized compensation expense related to unvested stock options of $190,000, which is expected to be amortized over 5 years.  For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $24,000, $21,000 and $0 related to stock options.

Restricted Stock. In December 2008, the Board of Directors granted restricted stock to certain employees which vest over five years, and in December 2007, the Board of Directors granted restricted stock to certain key executives which vest over three years. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Total compensation expense recognized in 2008 and 2007 related to these restricted stock awards was $98,000 and $0, respectively. As of December 31, 2008, the Company had 36,000 shares of unvested restricted stock grants, which represents unrecognized compensation expense of $316,000 to be recognized over approximately five years.

Deferred Compensation for Non-employee Directors. Effective November 20, 2008, the Company amended and restated the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may participate in the Deferred Compensation Plan by electing to defer all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. The amount deferred under the Deferred Compensation Plan is equal to 125 percent of their total directors’ fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason.

Prior to amendment and restatement on November 20, 2008, the Deferred Compensation Plan was classified as a liability-based plan under SFAS No. 123R due to certain plan provisions which would have allowed payments to have been made in either cash or shares of common stock. The Deferred Compensation Plan was reclassified to an equity-based plan under SFAS No. 123R when amended and restated on November 20, 2008. Among other changes to the plan provisions, the Deferred Compensation Plan was modified to only allow payment in shares of common stock of the Company. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $322,000, $36,000 and $855,000, respectively, of expense related to the Deferred Compensation Plan. Upon amendment and restatement of the Deferred Compensation Plan on November 20, 2008, the liability was adjusted to a fair market value of $943,000, based on the Company’s closing share price on that day, and was reclassified to equity as a component of common stock. The Deferred Compensation Plan expense will no longer be adjusted based on fair market value, as required for liability-based plans under SFAS No. 123R, but will rather be recognized as expense and a corresponding increase to common stock as the compensation is earned, as required for equity-based plans under SFAS No. 123R.

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

The Company’s exposure to off-balance-sheet credit risk as of December 31, 2008 and 2007 is as follows:

	2008	2007
(Dollars in thousands)

Unused lines of credit and overdraft lines	$263,663	$301,089
Standby letters of credit	4,233	7,697
Total commitments	$267,896	$308,786

The Company’s lending is concentrated primarily in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Lee, Robeson and Wake counties in North Carolina. As of December 31, 2008 and 2007, $1.1 billion (84%) and $0.9 billion (83%), respectively, of the total loan portfolio is related to real estate lending. The credits in the loan portfolio are well diversified, and the Company does not have any significant concentrations to any one credit relationship. Credit risk is managed through a number of methods, including loan grading of commercial loans, approval of larger loans by the loan committee of the Board of Directors, and class and purpose coding of loans. The Company’s lending policies require independent appraisals on collateral used to secure loans.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

18.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

Investment Securities. Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Held-to-maturity investment securities are recorded at amortized cost, not at fair value.

Derivative Assets and Liabilities. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. At December 31, 2008 the Company’s derivative instruments consisted solely of cash flow interest rate swaps on a portion of the Company’s variable-rate commercial loan portfolio and fair value interest rate swaps on certain fixed-rate FHLB advances. For effective fair value hedges, the change in the fair value of the derivative is offset by a corresponding change in fair value of the hedged risk in the underlying item being hedged. Thus, the adjusted value of the underlying FHLB advances ($25.0 million notional) being hedged is also classified as Level 2.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. The Company had no loans held for sale as of December 31, 2008.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in Thousands)

Investment securities, available for sale	$1,063	$263,593	$8,288	$272,944
Cash flow interest rate swap	–	3,151	–	3,151
Borrowings	–	(25,619)	–	(25,619)
Fair value interest rate swaps	–	619	–	619

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Available-for-Sale Investment Securities
(Dollars in thousands)

Balance at December 31, 2007	$7,605
Total unrealized gains (losses) included in:
Net income	–
Other comprehensive income	–
Purchases, sales and issuances, net	683
Transfers in and (out) of Level 3	–
Balance at December 31, 2008	$8,288

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in Thousands)

Loans held for sale	$–	$–	$–	$–
Impaired loans	–	–	14,742	14,742
Foreclosed assets	–	–	1,347	1,347

19.  Fair Value of Financial Instruments

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

Fair values of cash and due from banks and Federal funds sold are equal to the carrying value due to the nature of the financial instruments. Estimated fair values of investment securities are based on quoted market prices, except for FHLB and Silverton Bank stock where fair value equals cost. Fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable. Derivative financial instruments are carried on the consolidated balance sheets at fair value based on external pricing sources.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Fair values of time deposits, borrowings and subordinated debt are estimated by discounting the future cash flows using the current rates offered for similar deposits, advances and subordinated debt with the same remaining maturities. Interest-bearing deposit liabilities and repurchase agreements with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand).

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)

Financial Assets:
Cash and cash equivalents	$54,455	$54,455	$40,172	$40,172
Investment securities	278,138	277,629	259,116	258,994
Loans	1,239,573	1,235,216	1,081,536	1,078,947
Accrued interest receivable	6,225	6,225	7,789	7,789
Cash flow hedge	3,151	3,151	1,950	1,950

Financial Liabilities:
Non-maturity deposits	$511,772	$511,772	$496,038	$496,038
Time deposits	803,542	810,691	602,660	602,391
Repurchase agreements and federal funds purchased	15,010	15,010	45,295	45,295
Borrowings	132,000	136,220	165,000	168,649
Subordinated debt	30,930	10,700	30,930	28,800
Accrued interest payable	2,925	2,925	2,485	2,485

The carrying amount and estimated fair value of the fair value interest rate swap on certain fixed-rate FHLB advances was $619,000 and ($352,000) as of December 31, 2008 and 2007, respectively. Since this swap was considered to be an effective hedge, there was an offsetting adjustment to the fair value of the underlying FHLB advances for the same amounts at both dates. There is no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $267.9 million and $308.8 million as of December 31, 2008 and 2007, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

20.  Parent Company Financial Information

Condensed financial information of the financial holding company of the Bank as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is presented below:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Condensed Balance Sheets
	As of December 31,
	2008	2007
(Dollars in thousands)

Assets:
Cash	$330	$2,101
Equity investment in subsidiary	176,827	191,143
Other assets	3,583	3,034
Total assets	$180,740	$196,278

Liabilities:
Subordinated debentures	$30,930	$30,930
Dividends payable	1,011	893
Other liabilities	285	155
Total liabilities	32,226	31,978

Shareholders’ equity:
Preferred stock	39,839	–
Common stock	136,141	133,176
Accumulated other comprehensive income	886	161
Retained (deficit) earnings	(28,352)	30,963
Total shareholders’ equity	148,514	164,300
Total liabilities and shareholders’ equity	$180,740	$196,278

Condensed Statements of Operations
	For the Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Dividends from wholly-owned subsidiaries	$2,750	$6,000	$43,600
Undistributed net (loss) income of subsidiaries	(57,256)	3,411	5,023
Other income	106	186	404
Interest expense	(1,800)	(2,444)	(2,432)
Other expenses	(92)	(95)	(42)
Net (loss) income before tax benefits	(56,292)	7,058	46,553
Income tax benefit	608	800	704
Net (loss) income	$(55,684)	$7,858	$47,257

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Operating activities:
Net (loss) income	$(55,684)	$7,858	$47,257
Equity in undistributed net loss (income) of subsidiaries	57,256	(3,411)	(5,023)
Net change in other assets and liabilities	(412)	(265)	(1,113)
Net cash provided by operating activities	1,160	4,182	41,121
Investing activities:
Additional investment in subsidiary	(41,279)	–	–
Net cash paid for 1st State Bancorp	–	–	(44,074)
Net cash used in investing activities	(41,279)	–	(44,074)
Financing activities:
Repayment of short-term debt	–	–	(30,000)
Cash held in escrow	–	–	33,185
Proceeds from issuance of preferred stock	41,279	–	–
Preferred stock offering costs	(119)	–	–
Proceeds from issuance of common stock	872	1,193	1,153
Payments to repurchase common stock	(92)	(4,523)	(7,153)
Dividends paid	(3,592)	(3,417)	(2,490)
Net cash provided by (used in) financing activities	38,348	(6,747)	(5,305)

Net decrease in cash and cash equivalents	(1,771)	(2,565)	(8,258)
Cash and cash equivalents, beginning of year	2,101	4,666	12,924
Cash and cash equivalents, end of year	$330	$2,101	$4,666

21.  Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly balances and results for the years ended December 31, 2008 and 2007 are as follows:

	Three Months Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

2008
Total assets	$1,654,232	$1,594,402	$1,592,034	$1,575,301
Investment securities	278,138	244,310	246,468	258,086
Loans (gross)	1,254,368	1,194,149	1,178,157	1,150,497
Allowance for loan losses	14,795	14,017	13,910	13,563
Deposits	1,315,314	1,197,721	1,182,615	1,150,897
Shareholders’ equity	148,514	166,521	165,731	167,967

Net interest income	$9,932	$10,827	$10,928	$10,909
Provision for loan losses	1,701	760	850	565
Noninterest income	2,297	3,513	3,001	2,240
Noninterest expense	76,286	10,763	9,995	9,618
Income tax expense (benefit)	(3,680)	805	869	799
Net income (loss)	$(62,078)	$2,012	$2,215	$2,167

Earnings (loss) per common share – basic	$(5.50)	$0.18	$0.20	$0.19
Earnings (loss) per common share – diluted	$(5.50)	$0.18	$0.20	$0.19

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Three Months Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

2007
Total assets	$1,517,603	$1,490,244	$1,440,240	$1,481,141
Investment securities	259,116	249,083	241,666	248,726
Loans (gross)	1,095,107	1,070,656	1,022,147	1,025,464
Allowance for loan losses	13,571	13,366	13,339	13,531
Deposits	1,098,698	1,090,589	1,072,979	1,120,251
Shareholders’ equity	164,300	164,089	162,402	163,855

Net interest income	$10,965	$11,172	$11,254	$10,723
Provision (credit) for loan losses	3,099	261	(91)	337
Noninterest income	2,455	2,521	2,388	2,147
Noninterest expense	10,401	9,574	9,869	9,193
Income tax (benefit) expense	(125)	1,105	1,188	956
Net income	$45	$2,753	$2,676	$2,384

Earnings per common share – basic	$0.00	$0.24	$0.23	$0.21
Earnings per common share – diluted	$0.00	$0.24	$0.23	$0.21

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (a North Carolina corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Bank Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 16, 2009

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

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

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation and Subsidiaries

We have audited Capital Bank Corporation’s (a North Carolina corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Bank Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 16, 2009

Index
Item 9B.  Other Information

None
PART III

This Part incorporates certain information from the definitive proxy statement (the “2009 Proxy Statement”) for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Company’s executive officers is included under the caption “Executive Officers” in Part I. – Item 1. Business of this report. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2009 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

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

Item 11.  Executive Compensation

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation/Human Resources Committee Interlocks and Insider Participation” and “Compensation/Human Resources Committee Report” in the 2009 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2009 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the sections entitled “Audit Committee Report – Certain Transactions” and “Information about Our Board of Directors” in the 2009 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

This information is incorporated by reference from the section entitled “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2009 Proxy Statement.

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

Financial Statements and Information

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

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

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 16th day of March 2009.

CAPITAL BANK CORPORATION

By: /s/ B. Grant Yarber
B. Grant Yarber
President and Chief Executive Officer

Index
SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Grant Yarber, Michael R. Moore, and David B. Therit, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 12, 2009.

Signature	Title

/s/ B. Grant Yarber	President and Chief Executive Officer and Director
B. Grant Yarber	(Principal Executive Officer)

/s/ Michael R. Moore	Chief Financial Officer
Michael R. Moore	(Principal Financial Officer)

/s/ David B. Therit	Chief Accounting Officer
David B. Therit	(Principal Accounting Officer)

/s/ Charles F. Atkins	Director
Charles F. Atkins

/s/ James A. Barnwell, Jr.	Director
James A. Barnwell, Jr.

/s/ Leopold I. Cohen	Director
Leopold I. Cohen

/s/ John F. Grimes, III	Director
John F. Grimes, III

/s/ Robert L. Jones	Director
Robert L. Jones

/s/ Oscar A. Keller, III	Chairman of the Board
Oscar A. Keller, III

/s/ Oscar A. Keller, Jr.	Director
Oscar A. Keller, Jr.

/s/ Ernest A. Koury, Jr.	Director
Ernest A. Koury, Jr.

Index

Signature	Title

/s/ James G. McClure, Jr.	Director
James G. McClure, Jr.

/s/ James D. Moser, Jr.	Director
James D. Moser, Jr.

/s/ George R. Perkins, III	Director
George R. Perkins, III

/s/ Don W. Perry	Director
Don W. Perry

/s/ Carl H. Ricker, Jr.	Director
Carl H. Ricker, Jr.

/s/ Richard H. Shirley	Director
Richard H. Shirley

/s/ J. Rex Thomas	Director
J. Rex Thomas

/s/ Samuel J. Wornom, III	Director
Samuel J. Wornom, III

Index
EXHIBIT INDEX

Exhibit No.	Description

2.01
Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

2.02
List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

3.01
Articles of Incorporation of Capital Bank Corporation, as amended on December 10, 2008 (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on December 15, 2008)

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

4.02	In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

4.03	Form of specimen Series A Preferred Stock Certificate of the Company (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on December 15, 2008)

4.04	Warrant to purchase up to 749,619 shares of Common Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on December 15, 2008)

10.01	Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003)**

10.02
Form of Stock Award Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007)**

10.03	Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference from Appendix A to the Company’s Proxy Statement for Annual Meeting held on May 26, 2005)

10.04	Amended and Restated Deferred Compensation Plan for Outside Directors, effective November 20, 2008

10.05	Capital Bank Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005)**

10.06	Amended and Restated Capital Bank Defined Benefit Supplemental Executive Retirement Plan, effective December 18, 2008**

10.07	Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005)**

10.08	Amended and Restated Capital Bank Supplemental Retirement Plan for Directors, effective December 18, 2008**

10.09
Employment Agreement, dated April 21, 2004, between B. Grant Yarber and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004)**

10.10
Amendment of Employment Agreement, dated January 25, 2007, by Capital Bank Corporation, Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007)**

Index

Exhibit No.	Description

10.11
Employment Agreement, dated January 31, 2008, between Michael R. Moore and Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)**

10.12
Employment Agreement, dated January 25, 2008, between David C. Morgan and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)**

10.13
Employment Agreement, dated August 2, 2006, between Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006)**

10.14
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.15
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.16
Agreement, dated November 2001, between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

10.17
Letter agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of Treasury (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on December 15, 2008)

10.18	Form of Waiver with Senior Executive Officers (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on December 15, 2008)

10.19
Form of Letter Agreement Limiting Executive Compensation with Senior Executive Officers (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on December 15, 2008)

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**  Represents a management contract or compensatory plan or arrangement

Index
Exhibit 21.01

SUBSIDIARIES

Capital Bank
(North Carolina)

Capital Bank Investment Services, Inc.
(North Carolina)

Capital Bank Statutory Trust I
(Delaware)

Capital Bank Statutory Trust II
(Delaware)

Capital Bank Statutory Trust III
(Delaware)

CB Capital Purchase, Inc.
(North Carolina)

CB Trustee, LLC
(North Carolina)

Index
Exhibit 23.01

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 16, 2009, accompanying the consolidated financial statements and regarding the effectiveness of internal control over financial reporting included in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2008. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Capital Bank Corporation on Form S-3 (File No. 333-155567) and Forms S-8 (File No. 333-148273, No. 333-125195, No. 333-42628, No. 333-82602, No. 333-102774, No. 333-76919 and No. 333-151782).

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 16, 2009

Index