Form 10-Q
period 2009-03-31
CAPITAL BANK CORP
filed 2009-05-08
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of May 7, 2009 there were 11,300,369 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended March 31, 2009

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
	March 31, 2009	December 31, 2008
(Dollars in thousands except share data)	(Unaudited)

Assets
Cash and due from banks:
Interest-earning	$378	$719
Noninterest-earning	39,514	53,607
Federal funds sold and short term investments	25	129
Total cash and cash equivalents	39,917	54,455
Investment securities – available for sale, at fair value	281,505	272,944
Investment securities – held to maturity, at amortized cost	4,805	5,194
Loans – net of unearned income and deferred fees	1,277,064	1,254,368
Allowance for loan losses	(18,480)	(14,795)
Net loans	1,258,584	1,239,573
Premises and equipment, net	24,810	24,640
Bank-owned life insurance	22,646	22,368
Deposit premium, net	3,569	3,857
Deferred income tax	9,462	9,342
Accrued interest receivable	6,114	6,225
Other assets	14,199	15,634
Total assets	$1,665,611	$1,654,232

Liabilities
Deposits:
Demand, noninterest-bearing	$127,062	$125,281
Savings and interest-bearing checking	205,402	173,711
Money market deposit accounts	206,194	212,780
Time deposits less than $100,000	499,063	509,231
Time deposits $100,000 and greater	303,253	294,311
Total deposits	1,340,974	1,315,314
Repurchase agreements and federal funds purchased	11,650	15,010
Borrowings	127,000	132,000
Subordinated debentures	30,930	30,930
Other liabilities	12,383	12,464
Total liabilities	1,522,937	1,505,718

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	39,910	39,839
Common stock, no par value; 20,000,000 shares authorized; 11,300,369 and 11,238,085 shares issued and outstanding	139,495	139,209
Retained deficit	(37,373)	(31,420)
Accumulated other comprehensive income	642	886
Total shareholders’ equity	142,674	148,514
Total liabilities and shareholders’ equity	$1,665,611	$1,654,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
	March 31, 2009	March 31, 2008
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$16,092	$19,499
Investment securities:
Taxable interest income	2,799	2,218
Tax-exempt interest income	764	829
Dividends	–	117
Federal funds and other interest income	13	55
Total interest income	19,668	22,718
Interest expense:
Deposits	7,769	9,072
Borrowings and repurchase agreements	1,718	2,737
Total interest expense	9,487	11,809
Net interest income	10,181	10,909
Provision for loan losses	5,986	565
Net interest income after provision for loan losses	4,195	10,344
Noninterest income:
Service charges and other fees	952	959
Mortgage fees and revenues	233	272
Other loan fees	294	113
Brokerage fees	163	156
Bank card services	339	299
Bank-owned life insurance	258	302
Net gain (loss) on investment securities	(320)	71
Other	187	68
Total noninterest income	2,106	2,240
Noninterest expense:
Salaries and employee benefits	6,013	5,036
Occupancy	1,373	997
Furniture and equipment	830	747
Data processing and telecommunications	631	432
Advertising	323	315
Office expenses	335	365
Professional fees	379	370
Business development and travel	328	333
Amortization of deposit premiums	288	257
Miscellaneous loan handling costs	163	94
Directors fees	307	267
Insurance	104	95
FDIC deposit insurance	229	47
Other	261	263
Total noninterest expense	11,564	9,618
Net (loss) income before tax (benefit) expense	(5,263)	2,966
Income tax (benefit) expense	(800)	799
Net (loss) income	$(4,463)	$2,167
Dividends and accretion on preferred stock	587	–
Net (loss) income attributable to common shareholders	$(5,050)	$2,167

Earnings (loss) per common share – basic	$(0.45)	$0.19
Earnings (loss) per common share – diluted	$(0.45)	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Other Comprehensive Income	Retained Earnings (Deficit)	Total
(Dollars in thousands except per share data)

Balance at January 1, 2008	11,169,777	$136,154	$–	$161	$27,985	$164,300
Repurchase of outstanding common stock	(166)	(2)				(2)
Issuance of common stock for options exercised	15,591	103				103
Issuance of common stock for services	51,883	590				590
Net income					2,167	2,167
Net unrealized gain on securities – available for sale, net of tax of $292				571		571
Net unrealized gain related to cash flow hedge, net of tax of $714				1,139		1,139
Comprehensive income						3,877
Dividends on common stock ($0.08 per share)					(901)	(901)
Balance at March 31, 2008	11,237,085	$136,845	$–	$1,871	$29,251	$167,967

Balance at January 1, 2009	11,238,085	$139,209	$39,839	$886	$(31,420)	$148,514
Issuance of common stock for services	62,284	120				120
Stock option expense		13				13
Directors deferred compensation expense		153				153
Accretion of preferred stock discount			71		(71)	–
Net loss					(4,463)	(4,463)
Net unrealized gain on securities – available for sale, net of tax of $196				312		312
Net unrealized loss related to cash flow hedge, net of tax benefit of $315				(502)		(502)
Prior service cost recognized on SERP				(54)		(54)
Comprehensive loss						(4,707)
Dividends on preferred stock					(516)	(516)
Dividends on common stock ($0.08 per share)					(903)	(903)
Balance at March 31, 2009	11,300,369	$139,495	$39,910	$642	$(37,373)	$142,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(4,463)	$2,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,986	565
Amortization of deposit premium	288	257
Depreciation	759	668
Stock-based compensation	196	172
Net loss (gain) on investment securities	320	(71)
Net amortization of premium/discount on investment securities	20	26
Loss (gain) on disposal of premises, equipment and real estate owned	8	(21)
Deferred income tax (benefit) expense	(18)	819
Increase in cash surrender value of bank-owned life insurance	(278)	(113)
Net decrease (increase) in accrued interest receivable and other assets	3,105	(1,447)
Net (decrease) increase in accrued interest payable and other liabilities	(286)	679
Net cash provided by operating activities	5,637	3,701

Cash flows from investing activities:
Loan originations, net of principal repayments	(27,321)	(56,054)
Additions to premises and equipment	(961)	(1,412)
Proceeds from sales of premises, equipment and real estate owned	79	84
Net purchases of FHLB and Silverton Bank stock	(20)	(798)
Purchase of securities – available for sale	(16,958)	(32,045)
Proceeds from principal repayments/calls/maturities of securities – available for sale	8,590	30,605
Proceeds from principal repayments/calls/maturities of securities – held to maturity	384	4,128
Net cash used in investing activities	(36,207)	(55,492)

Cash flows from financing activities:
Net increase in deposits	25,660	52,199
Net decrease in repurchase agreements	(3,360)	(4,138)
Proceeds from borrowings	30,000	65,500
Principal repayments of borrowings	(35,000)	(52,500)
Net repayments of federal funds borrowed	–	(5,395)
Dividends paid	(1,268)	(896)
Issuance of common stock for options exercised	–	103
Repurchase of common stock	–	(2)
Net cash provided by financing activities	16,032	54,871

Net change in cash and cash equivalents	(14,538)	3,080
Cash and cash equivalents at beginning of period	54,455	40,172
Cash and cash equivalents at end of period	$39,917	$43,252

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$2,324	$68
Cash (received) paid for:
Income taxes	$(4,297)	$–
Interest	$9,375	$11,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In April 2009, the FASB issued three related Staff Positions to (1) clarify the application of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) to fair value measurements in the current economic environment, (2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company will adopt these Staff Positions effective for the quarterly period ending June 30, 2009. None of the Staff Positions are expected to have a significant impact on financial condition or results of operations, but each is described in more detail below.

FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends Accounting Principles Bulletin Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this FSP did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. Effective January 1, 2009, the Company adopted SFAS No. 161. The adoption of this statement impacts disclosures only and had no impact on the Company’s financial condition or results of operations. See Note 6, Derivative Instruments, for disclosures required upon adoption of this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaced SFAS No. 141, Business Combinations (“SFAS No. 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS No. 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets apart from goodwill. Effective January 1, 2009, the Company adopted this statement and will apply its provisions to any business combination which occurs on or after that date.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS No. 160 effective January 1, 2009, and its adoption had no impact on the Company’s consolidated financial condition or results of operations.

2.      Earnings Per Share

The Company follows SFAS No. 128, Earnings per Share. In accordance with this statement, the Company has presented both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings per share. EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for the three month periods ended March 31, 2009 and 2008 (unaudited) were as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	2009	2008
(Dollars in thousands)

Earnings (loss) attributable to common shareholders – basic and diluted	$(5,050)	$2,167
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,293,480	11,289,453
Incremental shares from assumed exercise of stock options	–	16,643
Weighted average number of shares outstanding – diluted	11,293,480	11,306,096

Due to the net loss attributable to common shareholders for the three month period ended March 31, 2009, the Company excluded potential shares in its EPS calculations, as required by SFAS No. 128, since the effect of including those potential shares would have been antidilutive to the per share amounts. For the three month period ended March 31, 2008, options to purchase approximately 108,411 shares of common stock were used in the diluted calculation and options to purchase 263,573 shares of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

3.      Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive (loss) income for the three month periods ended March 31, 2009 and 2008 (unaudited) is as follows:

	2009	2008
(Dollars in thousands)

Unrealized gain on available-for-sale investment securities	$508	$863
Unrealized (loss) gain on change in fair value of cash flow hedge	(817)	1,853
Prior service cost recognized on SERP	(54)	–
Income tax benefit (expense)	119	(1,006)
Other comprehensive (loss) income	$(244)	$1,710

4.      Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009.

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
Municipal bonds	$42,155	$2,840	$19,235	$2,295	$61,390	$5,135
Mortgage-backed securities	15,359	1,238	6,431	575	21,790	1,813
Other securities	–	–	1,057	193	1,057	193
	57,514	4,078	26,723	3,063	84,237	7,141
Held to maturity:
Mortgage-backed securities	–	–	1,930	655	1,930	655
Total at March 31, 2009	$57,514	$4,078	$28,653	$3,718	$86,167	$7,796

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized losses on the Company’s investments in mortgage-backed securities are primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The mortgage-backed securities issued by government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae, are backed by the full faith and credit of the U.S. government and do not receive credit ratings from rating agencies. The mortgage-backed securities issued by corporate entities have all received the highest possible credit rating by either Moody’s or S&P. Unrealized losses on the Company’s investments in municipal bonds are partially related to interest rate changes but are primarily related to concerns in the marketplace regarding credit quality of issuers and the viability of certain bond insurers. Municipal bonds in an unrealized loss position, however, are investment grade securities without considering bond insurance backing the issuer.

Each quarter, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, which may be maturity; and recent events specific to the issuer or industry, including any changes in credit ratings. The marketable securities in an unrealized loss position as of March 31, 2009 are all still performing and are expected to perform through maturity, have not experienced recent credit rating downgrades, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations. Further, the Company has the intent and ability to hold these securities for a period of time sufficient for a recovery in value or until maturity. The Company’s ability to hold securities for this period of time is based on an analysis of liquidity and capital levels. Based on this detailed portfolio review, the Company does not consider any of its marketable securities to be other-than-temporarily impaired as of March 31, 2009.

During the three months ended March 31, 2009, the Company recorded an impairment charge of $320 thousand on an equity investment in Silverton Bank, a correspondent financial institution. The impairment charge represents the full amount of the Company’s investment in Silverton Bank and is recorded as a reduction to noninterest income on the Condensed Consolidated Statements of Operations. Because of restrictions on the ability to sell this investment, it does not have a readily determinable fair value and was recorded at cost when purchased. Management believes that due to significant deterioration in Silverton Bank’s capital ratios and overall financial strength as well as the departure of key members of the management team in recent months, minimal value remains in this equity investment, thus requiring the impairment charge.

5.      Loans

The composition of the loan portfolio by loan classification as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Commercial	$740,553	$726,522
Construction	372,977	366,376
Consumer	47,106	46,019
Home equity	94,862	92,722
Residential mortgage	21,744	22,652
	1,277,242	1,254,291
Deferred loan fees and origination costs, net	(178)	77
	$1,277,064	$1,254,368

6.      Derivative Instruments

The Company maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. Effective January 1, 2009, the Company adopted SFAS No. 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. The disclosure requirements from the adoption of this statement are reflected within this footnote.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In October 2006, the Company entered into a $100.0 million (notional) three-year interest rate swap agreement to convert a portion of its prime-based loan portfolio to a fixed rate of 7.81%. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of the change in fair value of a cash flow hedge related to hedge ineffectiveness is recognized immediately as other noninterest income. The fair value of this cash flow hedge was $2.3 million and $3.2 million as of March 31, 2009 and December 31, 2008, respectively, and was recorded in other assets on the Condensed Consolidated Balance Sheets. No portion of the cash flow hedge was considered to be ineffective, and no portion of the change in fair value of the cash flow hedge was charged to other noninterest income during the three months ended March 31, 2009 and 2008.

In July 2003, the Company entered into $25.0 million (notional) interest rate swap agreements to convert portions of its fixed-rate FHLB advances to variable interest rates. In February 2009, $15.0 million (notional) of interest rate swaps were unwound prior to maturity of the underlying FHLB advances for net proceeds of $500 thousand. The proceeds received from the swap counterparty will be amortized as a reduction to interest expense over the remaining term of the underlying advances. The Company continues to account for the remaining $10.0 million (notional) interest rate swaps as a hedge of the fair value of the designated FHLB advances. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Because of the effectiveness of the remaining swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value, and the net difference between those amounts was not material for the three months ended March 31, 2009 and 2008.

7.      Stock-Based Compensation

The Company uses stock-based compensation as an incentive for certain employees and non-employee directors and accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments. Stock-based grants currently take one of three forms: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Stock Options. The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s stock to officers and directors. As of March 31, 2009, options for 315,850 shares of common stock were outstanding and options for 75,559 shares of common stock remained available for future issuance. In addition, there were 566,071 options that were assumed under various plans from previously acquired financial institutions, of which 61,233 remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the three months ended March 31, 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	377,083	$11.71
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2009	377,083	$11.71	4.98	$–

Options exercisable at March 31, 2009	274,283	$12.40	3.41	$–

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about the Company’s stock options as of March 31, 2009.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.00 – $9.00	129,631	5.10	69,631
$9.01 – $12.00	90,202	2.59	88,202
$12.01 – $15.00	20,000	7.38	7,200
$15.01 – $18.00	83,000	6.30	55,000
$18.01 – $18.37	54,250	5.74	54,250
	377,083	4.98	274,283

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

As of March 31, 2009, the Company had unamortized compensation expense related to unvested stock options of $177,000, which is expected to be amortized over 5 years. For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense of $13,000 and $10,000, respectively, related to stock options.

Restricted Stock. Outstanding restricted stock represents 20,000 shares with a vesting period of five years granted by the Board of Directors to certain employees in December 2008, and 24,000 shares with a vesting period of three years granted by the Board of Directors to certain key executives in December 2007. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Total compensation expense recognized in the three month periods ended March 31, 2009 and 2008 related to these restricted stock awards was $30,000 and $24,000, respectively. As of March 31, 2009, the Company had 36,000 shares of unvested restricted stock grants, which represents unrecognized compensation expense of $285,000 to be recognized over the remaining vesting periods of the respective grants.

Deferred Compensation for Non-employee Directors. The Company administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may elect to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director does not elect to defer all or part of his fees, then he is not considered a participant in the Deferred Compensation Plan. The amount deferred is equal to 125 percent of total director fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason.

Prior to amendment and restatement in November 2008, the Deferred Compensation Plan was classified as a liability-based plan in accordance with SFAS No. 123R due to certain plan provisions which would have allowed payments to have been made in either cash or shares of common stock. The Deferred Compensation Plan was reclassified to an equity-based plan in accordance with SFAS No. 123R when amended and restated on November 20, 2008. Among other changes to the plan provisions, the Deferred Compensation Plan was modified to only allow payment in shares of common stock of the Company. As required for equity-based plans under SFAS No. 123R, the Company recognizes fixed expense and a corresponding increase to equity as the compensation is earned by eligible directors. For the three month periods ended March 31, 2009 and 2008, the Company recognized $153,000 and $138,000, respectively, of expense related to the Deferred Compensation Plan.

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

The Company’s exposure to off-balance-sheet credit risk as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$250,460	$263,663
Standby letters of credit	9,047	4,233
Total commitments	$259,507	$267,896

9.      Fair Value Measurement

The Company follows SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

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

As a member of the FHLB system, the Company is required to maintain an investment in capital stock of the FHLB. The carrying value of the Company’s investment in FHLB stock was $6.0 million as of March 31, 2009 and was classified as part of investment securities on the Condensed Consolidated Balance Sheets. Because of membership requirements to hold stock in this institution and restrictions on the Company’s ability to sell such stock, this investment does not have a readily determinable market value and is accounted for using the cost method. Thus, the Company’s investment in FHLB stock is not subject to SFAS No. 157 and has been excluded from the tables below.

Derivative Assets and Liabilities. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. At March 31, 2009, the Company’s derivative instruments consisted solely of a cash flow interest rate swap on a portion of the Company’s variable-rate commercial loan portfolio and fair value interest rate swaps on certain fixed-rate FHLB advances. For effective fair value hedges, the change in the fair value of the derivative is offset by a corresponding change in fair value of the hedged risk in the underlying item being hedged. Thus, the adjusted value of the underlying FHLB advances ($10.0 million notional) being hedged is also classified as Level 2.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. The Company had no loans held for sale as of March 31, 2009.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Investment securities	$993	$272,524	$2,000	$275,517
Cash flow interest rate swap	–	2,334	–	2,334
Borrowings	–	(10,026)	–	(10,026)
Fair value interest rate swaps	–	26	–	26

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$–	$26,714	$26,714
Foreclosed assets	–	–	3,616	3,616

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended March 31, 2009 and 2008 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of March 31, 2009, the Company conducted no business other than holding stock in the Bank and its three trusts, Capital Bank Statutory Trust I, II, and III.

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

The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, fees generated from originating mortgage loans, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing, professional fees, telecommunication and other noninterest expenses.

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

Index
Because of the current economic situation, U.S. and foreign governments have acted in attempt to stabilize the financial system. For example, the U.S. government enacted the Emergency Economic and Stabilization Act of 2008 (“EESA”), which, among other things, authorized the U.S. Treasury Department (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (“CPP”) is a part. Under the CPP, certain U.S. financial institutions may sell senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. See the “Liquidity and Capital Resources” section below for a more detailed discussion of the Company’s participation in the CPP. It is not clear at this time what impact these measures will have on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

Additionally, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. The ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

The Bank is subject to insurance assessments imposed by the FDIC. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Bank estimates that the assessment would total approximately $2.4 million. The assessment would be payable on September 30, 2009. On March 5, 2009, the chairman of the FDIC indicated that the FDIC intended to lower the special assessment to 10 cents per $100 of insured deposits contingent upon Congress increasing the FDIC’s line of credit with the Treasury to $100 billion. On May 6, 2009, the U.S. Senate passed legislation that would increase the FDIC’s line of credit with the Treasury to $100 billion. The U.S. House of Representatives passed similar legislation in March 2009. The legislation has not yet been reconciled and enacted into law. Even though both the U.S. Senate and the U.S. House of Representatives have approved the increase in the FDIC’s line of credit, the assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These policies are important in understanding management’s discussion and analysis. Some of the Company’s accounting policies require the Company to make estimates and judgments regarding uncertainties that may affect the reported amounts of assets, liabilities, revenues and expenses.

The Company has identified four accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, investment impairment, income tax valuation allowances and impairment of long-lived assets, including other intangible assets. In many cases, there are several alternative judgments that could be used in the estimation process. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the three months ended March 31, 2009.

Index
•
The Company reported a net loss of $4.5 million, or $0.45 per diluted share, for the quarter ended March 31, 2009 compared to net income of $2.2 million, or $0.19 per diluted share, for the quarter ended March 31, 2008. Net income decreased by $6.6 million, primarily due to a $5.4 million increase in provision for loan losses. Additionally, net interest income decreased by $728 thousand over the quarters under comparison, reflecting a lower net interest margin. Noninterest income decreased by $134 thousand primarily due to an impairment charge taken on an equity investment in a financial institution while noninterest expense increased $1.9 million over the quarters under comparison primarily due to higher salaries and benefits as well as occupancy expenses from the purchase of four branches in Fayetteville and the opening of a Clayton branch in December 2008. Taxes declined from expense of $799 thousand for the quarter ended March 31, 2008 to a benefit of $800 thousand for the quarter ended March 31, 2009, reflecting the decline in net income before taxes over the same quarters.

•
Net interest income decreased $728 thousand, or 6.7%, from $10.9 million for the quarter ended March 31, 2008 to $10.2 million for the quarter ended March 31, 2009. This decrease was primarily due to a decline in the Company’s net interest margin from 3.23% for the quarter ended March 31, 2008 to 2.76% for the quarter ended March 31, 2009. The decline in the net interest margin was primarily a result of the 2.0% reduction in the prime rate over the last twelve months and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are prime-based, while the Company’s interest-bearing deposits are impacted more by competitive rates in the marketplace offered for time deposits. The margin compression was partially offset by 10.6% growth in average earning assets over the same period.

•
Provision for loan losses was $6.0 million for the quarter ended March 31, 2009 compared to $565 thousand for the quarter ended March 31, 2008. The significant increase in the provision was primarily driven by deteriorating economic conditions and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans and was also partially due to loan growth of $126.6 million from March 31, 2008. Additionally, the decline in real estate values securing certain nonperforming loans required increased provision during the quarter. Net charge-offs for the quarter ended March 31, 2009 were $2.3 million, or 0.73% of average loans (annualized), compared to net charge-offs of $573 thousand, or 0.20% of average loans (annualized), for the quarter ended March 31, 2008. Nonperforming loans and past due loans increased from $4.3 million and $9.4 million, respectively, as of March 31, 2008 to $17.0 million and $17.1 million, respectively, as of March 31, 2009.

•
Noninterest income decreased from $2.2 million for the quarter ended March 31, 2008 to $2.1 million for the quarter ended March 31, 2009, a decline of $134 thousand, or 6.0%. The primary reason for the overall decline in noninterest income was an impairment charge of $320 thousand recorded on an equity investment in a correspondent financial institution during the quarter ended March 31, 2009 compared to a gain of $71 thousand on the sale of certain debt securities during the quarter ended March 31, 2008. The impairment charge this quarter represents the full amount of the Company’s investment in that institution. Partially offsetting the impact of the impairment charge, mortgage and other loan fees increased a net of $142 thousand, or 36.9%, compared to the same quarter last year primarily as a result of management’s emphasis on increasing loan-related fee income as well as favorable interest rates for the refinancing of residential and commercial loans.

•
Noninterest expense increased from $9.6 million for the quarter ended March 31, 2008 to $11.6 million for the quarter ended March 31, 2009, an increase of $1.9 million, or 20.2%. Salaries and employee benefits, occupancy, furniture and equipment, and data processing and telecommunications expenses increased a combined $1.6 million primarily due additional costs incurred as new branches were opened during the past year in Asheville (May 2008) and Clayton (December 2008) in addition to four branches purchased in the Fayetteville market (December 2008). FDIC deposit insurance costs rose by $182 thousand as the regulatory agency continued to increase premiums to cover higher monitoring costs and claims.

Index
Results of Operations

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008

The Company reported a net loss of $4.5 million, or $0.45 per diluted share, for the quarter ended March 31, 2009 compared to net income of $2.2 million, or $0.19 per diluted share, for the quarter ended March 31, 2008. Net income decreased by $6.6 million, primarily due to a $5.4 million increase in provision for loan losses. Additionally, net interest income decreased by $728 thousand over the quarters under comparison, reflecting a lower net interest margin. Noninterest income decreased by $134 thousand primarily due to an impairment charge taken on an equity investment in a financial institution while noninterest expense increased $1.9 million over the quarters under comparison primarily due to higher salaries and benefits as well as occupancy expenses from the purchase of four branches in Fayetteville and the opening of a Clayton branch in December 2008. Taxes declined from expense of $799 thousand for the quarter ended March 31, 2008 to a benefit of $800 thousand for the quarter ended March 31, 2009, reflecting the decline in net income before taxes over the same quarters.

Net Interest Income. Net interest income decreased $728 thousand, or 6.7%, from $10.9 million for the quarter ended March 31, 2008 to $10.2 million for the quarter ended March 31, 2008. Average earning assets increased $148.9 million to $1.56 billion for the quarter ended March 31, 2009 from $1.41 billion for the quarter ended March 31, 2008. Average interest-bearing liabilities increased $114.7 million to $1.37 billion for the quarter ended March 31, 2009 from $1.26 billion for the quarter ended March 31, 2008. The net interest margin on a fully tax equivalent basis decreased by 47 basis points (“bps”) to 2.76% for the quarter ended March 31, 2009 from 3.23% for the quarter ended March 31, 2008. The earned yield on average interest-earning assets was 5.23% and 6.60% for the quarters ended March 31, 2009 and 2008, respectively, while the interest rate on average interest-bearing liabilities for those periods was 2.80% and 3.76%, respectively. The decline in the net interest margin was primarily a result of the 2.0% reduction in the prime rate over the last twelve months and competitive pressures in the Company’s primary markets for retail deposits. The majority of the Company’s loans are prime-based, while the Company’s interest-bearing deposits are impacted more by competitive rates in the marketplace offered for time deposits.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2009, December 31, 2008 and March 31, 2008 (Unaudited)
Tax Equivalent Basis (1)

	March 31, 2009			December 31, 2008			March 31, 2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$1,095,804	$13,942	5.16%	$1,052,172	$14,719	5.55%	$986,205	$16,777	6.82%
Consumer	52,873	910	6.98	47,537	888	7.41	46,700	910	7.82
Home equity	93,861	966	4.17	89,125	1,047	4.66	79,564	1,321	6.66
Residential mortgages	22,900	274	4.79	24,193	355	5.87	30,259	491	6.49
Total loans	1,265,438	16,092	5.16	1,213,027	17,009	5.56	1,142,728	19,499	6.84
Investment securities (3)	289,368	3,957	5.47	246,658	3,430	5.56	256,538	3,590	5.60
Federal funds sold and other interest on short-term investments	1,437	13	3.67	13,737	25	0.72	8,079	55	2.73
Total interest-earning assets	1,556,243	$20,062	5.23%	1,473,422	$20,464	5.51%	1,407,345	$23,144	6.60%
Cash and due from banks	40,578			25,018			26,232
Other assets	78,126			136,387			136,071
Allowance for loan losses	(15,180)			(14,010)			(13,662)
Total assets	$1,659,767			$1,620,817			$1,555,986

Liabilities and Equity
Savings deposits	$28,793	$13	0.18%	$27,948	$11	0.16%	$30,382	$46	0.61%
Interest-bearing demand deposits	353,262	1,205	1.38	336,011	1,363	1.61	333,108	1,855	2.23
Time deposits	800,879	6,551	3.32	758,491	6,733	3.52	657,609	7,171	4.37
Total interest-bearing deposits	1,182,934	7,769	2.66	1,122,450	8,107	2.87	1,021,099	9,072	3.56
Borrowed funds	146,233	1,389	3.85	145,962	1,605	4.36	171,645	2,022	4.72
Subordinated debt	30,930	322	4.22	30,930	424	5.44	30,930	526	6.82
Repurchase agreements and fed funds purchased	13,849	7	0.20	22,050	20	0.36	35,563	189	2.13
Total interest-bearing liabilities	1,373,946	$9,487	2.80%	1,321,392	$10,156	3.05%	1,259,237	$11,809	3.76%
Noninterest-bearing deposits	124,893			115,893			118,007
Other liabilities	11,643			12,305			11,132
Total liabilities	1,510,482			1,449,590			1,388,376
Shareholders’ equity	149,285			171,227			167,610
Total liabilities and shareholders’ equity	$1,659,767			$1,620,817			$1,555,986

Net interest spread (4)			2.43%			2.46%			2.83%
Tax equivalent adjustment		$394			$376			$426
Net interest income and net interest margin (5)		$10,575	2.76%		$10,308	2.78%		$11,335	3.23%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $19.5 million for the quarter ended March 31, 2008 to $16.1 million for the quarter ended March 31, 2009, a decline of $3.4 million, or 17.5%. This decrease is primarily due to declining loan yields, which decreased from 6.84% in the quarter ended March 31, 2008 to 5.16% in the quarter ended March 31, 2009, the effect of which was partially offset by higher average loan balances, which increased by $122.7 million. The declining loan yields are largely due to the drop in the prime rate from 5.25% at March 31, 2008 to 3.25% by March 31, 2009. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of the loan portfolio. This swap increased loan interest income by $1.1 million and $0.4 million for the quarters ended March 31, 2009 and 2008, respectively.

Interest income on investment securities increased from $3.2 million in for the quarter ended March 31, 2008 to $3.6 million for the quarter ended March 31, 2009, an increase of $399 thousand, or 12.6%. This increase is due to growth in the investment portfolio, partially offset by slightly lower investment yields. Average investment balances increased from $256.5 million for the quarter ended March 31, 2008 to $289.4 million for the quarter ended March 31, 2009, and the tax equivalent yield on investment securities decreased from 5.60% to 5.47% over the same period. The increase in average investment balances largely reflects management’s efforts to quickly deploy the $41.3 million of capital received from the CPP in December 2008 and net cash received from the purchase of four Fayetteville branch offices from Omni National Bank, also in December 2008.

Interest expense on deposits decreased from $9.1 million for the quarter ended March 31, 2008 to $7.8 million for the quarter ended March 31, 2009. The decrease is primarily due to a decrease in average deposit rates from 3.56% for the quarter ended March 31, 2008 to 2.66% for the quarter ended March 31, 2009. For time deposits, which represented 67.7% and 64.4% of total average interest-bearing deposits for the quarters ended March 31, 2009 and 2008, respectively, the average rate decreased from 4.37% for the quarter ended March 31, 2008 to 3.32% for the quarter ended March 31, 2009, reflecting the declining interest rate environment over the past year and some recent easing in competitor pricing for time deposits in part from government programs to ensure liquidity remains available in the financial system.

Interest expense on borrowings decreased from $2.7 million for the quarter ended March 31, 2008 to $1.7 million for the quarter ended March 31, 2009, partially due to declines in interest rates as well as a $47.1 million decrease in average borrowings over the two periods. The rate on average borrowings, including subordinated debt and repurchase agreements, for the quarter ended March 31, 2008 was 4.29% compared to 3.65% for the quarter ended March 31, 2009. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. In February 2009, swaps on $15.0 million of advances were unwound, and the proceeds received from the swap counterparty will be amortized as a reduction to interest expense over the remaining term of the underlying advances. The net effect of the swaps, including amortization of swap terminations, was a decrease to interest expense of $87 thousand and an increase to interest expense of $43 thousand for the quarters ended March 31, 2009 and 2008, respectively.

Provision for Loan Losses. Provision for loan losses was $6.0 million for the quarter ended March 31, 2009 compared to $565 thousand for the quarter ended March 31, 2008. The significant increase in the provision was primarily driven by deteriorating economic conditions and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans and was also partially due to loan growth of $126.6 million from March 31, 2008. Additionally, the decline in real estate values securing certain nonperforming loans required increased provision during the quarter. Net charge-offs for the quarter ended March 31, 2009 were $2.3 million, or 0.73% of average loans (annualized), compared to net charge-offs of $573 thousand, or 0.20% of average loans (annualized), for the quarter ended March 31, 2008. Nonperforming loans and past due loans increased from $4.3 million and $9.4 million, respectively, as of March 31, 2008 to $17.0 million and $17.1 million, respectively, as of March 31, 2009.

Noninterest Income. Noninterest income decreased from $2.2 million for the quarter ended March 31, 2008 to $2.1 million for the quarter ended March 31, 2009, a decline of $134 thousand, or 6.0%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, expanded mortgage origination staff, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the quarters ended March 31, 2009 and 2008.

Index
	2009	2008	Variance
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$952	$959	$(7)
Bank card services	339	299	40
Mortgage fees and revenues	233	272	(39)
Other loan fees	294	113	181
Brokerage fees	163	156	7
Bank-owned life insurance	258	302	(44)
Net gain (loss) on investment securities	(320)	71	(391)
Other	187	68	119
Total noninterest income	$2,106	$2,240	$(134)

The primary reason for the overall decline in noninterest income was an impairment charge of $320 thousand recorded on an equity investment in Silverton Bank, a correspondent financial institution during the quarter ended March 31, 2009 compared to a gain of $71 thousand on the sale of certain debt securities during the quarter ended March 31, 2008. The impairment charge this quarter represents the full amount of the Company’s investment in Silverton Bank. Management believes that due to significant deterioration in Silverton Bank’s capital ratios and overall financial strength as well as the departure of key members of the management team in recent months, minimal value remains in this equity investment.

Although the Company grew core deposits over the past year, service charges and other fees, which also includes overdraft and non-sufficient funds charges, remained relatively flat due to a decline in consumer spending during the current economic recession. Bank card services, which includes income received from debit card transactions, increased slightly from an increase in demand deposit accounts offset by a decline in overall consumer spending. Mortgage and other loan fees increased a net of $142 thousand, or 36.9%, compared to the same quarter last year primarily as a result of management’s emphasis on increasing loan-related fee income as well as favorable interest rates for the refinancing of residential and commercial loans. Brokerage fees remained relatively flat over the periods under comparison. Bank-owned life insurance income declined as the Company recorded a non-recurring gain during the quarter ended March 31, 2008 from the receipt of insurance proceeds upon the death of a former director. Other noninterest income increased primarily due to a reclassification of certain sublease receipts.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. Noninterest expense increased from $9.6 million for the quarter ended March 31, 2008 to $11.6 million for the quarter ended March 31, 2009, an increase of $1.9 million, or 20.2%. The following table presents the detail of noninterest expense and related changes for the quarters ended March 31, 2009 and 2008.

	2009	2008	Variance
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$6,013	$5,036	$977
Occupancy	1,373	997	376
Furniture and equipment	830	747	83
Data processing and telecommunications	631	432	199
Advertising	323	315	8
Office expenses	335	365	(30)
Professional fees	379	370	9
Business development and travel	328	333	(5)
Amortization of deposit premiums	288	257	31
Miscellaneous loan handling costs	163	94	69
Directors fees	307	267	40
Insurance	104	95	9
FDIC deposit insurance	229	47	182
Other	261	263	(2)
Total noninterest expense	$11,564	$9,618	$1,946

Index
Salaries and employee benefits, occupancy, furniture and equipment, and data processing and telecommunications expenses increased a combined $1.6 million primarily due to additional costs incurred as new branches were opened during the past year in Asheville (May 2008) and Clayton (December 2008) in addition to four branches purchased in the Fayetteville market (December 2008). Additionally, salaries and employee benefits increased from normal compensation increases as well as from lower levels of cost deferrals from loan originations. Occupancy expenses increased from higher rent due to sale-leaseback agreements signed for three existing branch facilities in September 2008. Data processing and telecommunications costs rose from increased transaction volume due to growth in the Company’s business lines since much of the data processing costs are volume based.

Office expenses declined due to lower printing costs. Amortization of deposit premiums increased from additional amortization required on the core deposit intangible recognized as part of the acquisition of four Fayetteville branches from Omni National Bank in December 2008. Miscellaneous loan handling costs increased partially due to loan growth but primarily due to higher levels of loan collection costs. Directors fees increased as expense was reduced during the quarter ended March 31, 2008 to reflect a slight decline in the Company’s stock price during the quarter. The Deferred Compensation Plan for Outside Directors, which is a stock-based plan, was modified in November 2008, and since the modified terms of the Deferred Compensation Plan required a change from variable to fixed accounting in accordance with SFAS No. 123R, no market value adjustment was recorded during the quarter ended March 31, 2009. FDIC deposit insurance costs rose as the regulatory agency continued to increase premiums to cover higher monitoring costs and claims. Advertising, professional fees, business development and travel, insurance, and other noninterest expenses remained relatively flat over the periods under comparison.

Income Taxes. Income taxes represented a benefit of $800 thousand for the quarter ended March 31, 2009 compared to tax expense of $799 thousand for the quarter ended March 31, 2008. The significant decrease in tax expense (benefit) is due to the change in pretax income (loss) recorded for both periods. The decline in the effective tax rate from 26.9% for the quarter ended March 31, 2008 to 15.2% for the quarter ended March 31, 2009 is primarily due a change in projected annual taxable income used in the intraperiod tax allocation. Taxable income and book income can vary significantly due to nontaxable income such as municipal bond interest and bank-owned life insurance income.

Financial Condition

Total assets as of March 31, 2009 were $1.67 billion, an increase of $11.4 million, or 0.7%, from $1.65 billion as of December 31, 2008. The increase in total assets for the three months ended March 31, 2009 is primarily due to a $19.0 million increase in the Company’s loan portfolio, net of allowance for loan losses, since December 31, 2008. Total earning assets were $1.56 billion as of March 31, 2009 compared to $1.53 billion as of December 31, 2008. Earning assets represented 93.9% and 92.7% of total assets as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, investment securities were $286.3 million compared to $278.1 million as of December 31, 2008. Interest-earning cash, federal funds sold and short term investments were $403 thousand as of March 31, 2009 compared to $848 thousand as of December 31, 2008. Allowance for loan losses was $18.5 million as of March 31, 2009 compared to $14.8 million as of December 31, 2008, representing approximately 1.45% and 1.18%, respectively, of total loans as of both dates. Management believes that the allowance balance is adequate to absorb estimated losses inherent in the current loan portfolio. See “Asset Quality” section below for further discussion of the allowance for loan losses.

Total deposits as of March 31, 2009 were $1.34 billion, an increase of $25.7 million, or 2.0%, from $1.32 billion as of December 31, 2008. The increase was primarily due to a $33.5 million increase in demand deposit accounts, partially offset by a $1.2 million decrease in time deposits and a $6.6 million decrease in money market deposits. Time deposits represented 59.8% of total deposits at March 31, 2009 compared to 61.1% at December 31, 2008.

Total shareholders’ equity decreased from $148.5 million as of December 31, 2008 to $142.7 million as of March 31, 2009. Retained earnings declined by $5.9 million, reflecting a $4.5 million net loss for the quarter ended March 31, 2009 in addition to $1.4 million of dividends declared during the quarter on common and preferred shares. Accumulated other comprehensive income, which represents the unrealized gains and losses on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, declined from $886 thousand as of December 31, 2008 to $642 thousand as of March 31, 2009. The decrease in accumulated other comprehensive income was primarily due to a decline in fair value of the cash flow hedge, partially offset by an increase in the fair value of available-for-sale securities. See the Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for additional information regarding fluctuations in equity accounts during the quarter ended March 31, 2009.

Index
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

The allowance for loan losses is an amount that management believes will be adequate to absorb losses estimated inherent in existing loans, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay. The allowance calculation consists of two primary components: (1) a component for individual impairment as recognized and measured in accordance with SFAS No. 114, Accounting By Creditors for Impairment of a Loan, and (2) components for collective reserve as recognized in accordance with SFAS No. 5, Accounting for Contingencies, including a qualitative portion.

The Company maintains specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc. As of March 31, 2009 and December 31, 2008 impaired loans on relationships over $750 thousand totaled $22.4 million and $9.7 million, respectively, with specific reserves of $1.5 million and $0.3 million, respectively. These loans were evaluated individually based on the present value of expected future cash flows or the fair value of the collateral. As of March 31, 2009 and December 31, 2008, impaired loans on relationships less than $750 thousand, totaled $6.9 million and $6.0 million, respectively, with associated reserves of $1.1 million and $0.6 million, respectively. These loans were evaluated on the pooled method as allowed by SFAS No. 114 and were assigned reserves based on each loan’s risk grading.

For loans not considered impaired, the Company estimates the amount of allowance needed to cover losses inherent in the portfolio, in accordance with SFAS No. 5, by applying a loss allowance factor to each risk grade. Unless identified as an at-risk loan, consumer loans and mortgages are not risk graded, but a loss allocation factor is utilized for these loans based on historical losses. The loss allocation factors have been developed based on the Company’s historical losses and industry trends. Further, for commercial loans rated special mention and/or classified with outstanding relationship balances greater than $750 thousand, management determines the level of reserves based on the facts and circumstances of each borrower relationship, including among other factors, payment history, collateral values, guarantor liquidity, and net worth. In addition to this quantitative analysis, a qualitative assessment of the general economic trends, portfolio concentration, interest rate movements and the trend of delinquencies are taken into consideration. The loan loss allowance is adjusted to an amount that management believes is adequate to absorb losses inherent in the loan portfolio as of the balance sheet date presented.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $6.0 million for the quarter ended March 31, 2009 compared to $565 thousand for the quarter ended March 31, 2008. The significant increase in the provision was partially due to loan growth of $126.6 million from March 31, 2008, but the increase was primarily driven by deteriorating economic conditions and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans. Additionally, the decline in real estate values securing certain nonperforming loans required increased provision during the quarter. Net charge-offs for the quarter ended March 31, 2009 were $2.3 million, or 0.73% of average loans (annualized), compared to net charge-offs of $573 thousand, or 0.20% of average loans (annualized), for the quarter ended March 31, 2008.

Index
The following table presents an analysis of changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
(Dollars in thousands)

Allowance for loan losses, beginning of period	$14,795	$13,571
Net charge-offs:
Loans charged off:
Commercial	680	346
Construction	1,332	332
Consumer	73	593
Home equity	123	–
Residential mortgages	165	–
Total charge-offs	2,373	1,271
Recoveries of loans previously charged off:
Commercial	61	386
Construction	–	275
Consumer	10	35
Home equity	1	1
Residential mortgages	–	1
Total recoveries	72	698
Total net charge-offs	2,301	573
Loss provision charged to operations	5,986	565
Allowance for loan losses, end of period	$18,480	$13,563

Net charge-offs to average loans during the period (annualized)	0.73%	0.20%
Allowance as a percent of gross loans	1.45%	1.18%

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

The following table presents an analysis of nonperforming assets as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial	$6,231	$4,682
Construction	10,259	3,843
Consumer	33	92
Home equity	96	275
Residential mortgages	389	223
Total nonperforming loans	17,008	9,115
Foreclosed property held	3,616	1,347
Total nonperforming assets	$20,624	$10,462

Nonperforming loans to total loans	1.33%	0.73%
Nonperforming assets to total assets	1.24%	0.63%
Allowance coverage of nonperforming loans	109%	162%

Index
Of the $29.3 million of loans considered impaired in accordance with SFAS No. 114, loan relationships totaling $8.5 million are still accruing interest and are not included in nonperforming loans as of March 31, 2009. The largest of these is a builder/developer relationship located in Central North Carolina and an automobile dealership/real estate relationship located in Central North Carolina, with outstanding loan balances of $5.6 million and $1.6 million, respectively, as of March 31, 2009. Such loans are classified as troubled debt restructurings by the Company when certain modifications are made to the loan terms due to financial difficulty experienced by the debtors. These loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. Since these loans were classified as troubled debt restructurings, they were considered to be impaired and were evaluated for impairment in accordance with SFAS No. 114. As of March 31, 2009, specific reserves recorded on impaired loans still accruing interest totaled $1.0 million.

Foreclosed property increased to $3.6 million at March 31, 2009 from $1.3 million at December 31, 2008. The increase was primarily due to the repossession during the quarter of certain commercial and residential real estate. The Company is actively marketing all of its foreclosed property. Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.

Liquidity and Capital Resources

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. As of March 31, 2009, the Company met all of its regulatory liquidity requirements.

The Company had $39.9 million in its most liquid assets, cash and cash equivalents, as of March 31, 2009. The Company’s principal sources of funds are loan repayments, deposits, short-term borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.18 billion, or 70.9%, of total assets as of March 31, 2009 compared to $1.17 billion, or 70.7%, of total assets as of December 31, 2008. Additional sources of liquidity are available to the Company through the Federal Reserve and through membership in the FHLB system as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

Capital Resources. The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor for a regulated financial institution is the amount of capital needed to meet regulatory requirements, although other factors, such as the “risk equity” the business requires and balance sheet leverage, also affect the determination.

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2009 and the minimum requirements are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$183,990	13.07%	$140,779	10.00%
Tier I capital (to risk-weighted assets)	166,386	11.82	84,467	6.00
Tier I capital (to average assets)	166,386	10.01	83,100	5.00

Capital Bank:
Total capital (to risk-weighted assets)	$181,557	12.90%	$140,718	10.00%
Tier I capital (to risk-weighted assets)	163,953	11.65	84,431	6.00
Tier I capital (to average assets)	163,953	9.93	82,584	5.00

Index
Total shareholders’ equity was $142.7 million as of March 31, 2009. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

On October 3, 2008, the EESA was enacted, which authorized the Treasury to establish the TARP, of which the CPP is a part. Under the CPP, certain U.S. financial institutions sold senior preferred stock and issue warrants to purchase an institution’s common stock to the Treasury in exchange for a capital infusion. Eligible institutions applied to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets, along with warrants covering shares of common stock. In order to participate in the CPP, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to authorize 100,000 shares of preferred stock.

In December 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury (the “Stock Purchase Agreement”) pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million (each a “Qualified Equity Offering”). The Treasury may also transfer the Series A Preferred Stock to a third party at any time. The Company made its first scheduled dividend payment to the Treasury for approximately $361,000 during the quarter ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2008 to March 31, 2009.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. During the course of their evaluation, management discovered that, as a result of human error, the Company failed to file a Form 8-K pursuant to Item 5.02 in connection with the award of certain discretionary bonuses under the Company’s Annual Incentive Plan. As a result, management has implemented further training of relevant Company personnel and Board members regarding Form 8-K triggers and the timing related thereto. Based upon that evaluation, the CEO and CFO concluded that, as of the period covered by the report, the Company’s disclosure controls and procedures are effective in that they provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

Index
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

The EESA, which established the TARP, was enacted on October 3, 2008. As part of the TARP, the Treasury created the CPP, under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the ARRA was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s financial condition, results of operation, liquidity or stock price.

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

Index
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

Any of the latter three scenarios could require us to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce our net income. For an analysis of our recent charge-off experience, please refer to the “Asset Quality” section in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. We significantly increased our provision for loan losses in the quarter ended March 31, 2009 primarily due to deteriorating economic conditions and weakness in local real estate markets. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

Index
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

Index
Participation in the TARP imposes several restrictions on compensation paid to our executives.

Pursuant to the terms of the Stock Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the Stock Purchase Agreement, including the common stock which may be issued pursuant to the Warrants. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and our senior executive officers (“SEOs”). The standards include (1) ensuring that bonus incentive compensation arrangements for SEOs do not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a SEOs based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting certain parachute payments to SEOs; and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each SEO. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the Warrants have a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.

Additionally, the ARRA amends Section 111 of the EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including the Company). The standards required to be established by the Treasury include, in part, (1) prohibitions on making golden parachute payments to SEOs and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain SEOs and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of an individual’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that CPP participants provide for the recovery of any bonus or incentive compensation paid to SEOs and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Treasury having authority to negotiate for reimbursement, and (4) a review by the Treasury of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the EESA.

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

The Treasury’s investment in us imposes restrictions and obligations limiting our ability to increase dividends and repurchase common stock.

In December 2008, the Company issued preferred stock and Warrants to the Treasury. Prior to December 12, 2011, unless the Company has redeemed all of the preferred stock, or the Treasury has transferred all of the preferred stock to a third party, the consent of the Treasury will be required for the Company to, among other things, increase common stock dividends or effect repurchases of common stock (with certain exceptions, including the repurchase of the Company’s common stock to offset share dilution from equity-based employee compensation awards).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2009 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 8th day of May 2009.

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