Form 10-Q
period 2009-06-30
CAPITAL BANK CORP
filed 2009-08-07
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 6, 2009 there were 11,300,369 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended June 30, 2009

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
(Dollars in thousands except share data)	(Unaudited)

Assets
Cash and due from banks:
Interest-earning	$53,590	$26,621
Noninterest-earning	19,094	27,705
Federal funds sold and short term investments	10	129
Total cash and cash equivalents	72,694	54,455
Investment securities – available for sale, at fair value	263,845	272,944
Investment securities – held to maturity, at amortized cost	4,379	5,194
Loans – net of unearned income and deferred fees	1,293,340	1,254,368
Allowance for loan losses	(18,602)	(14,795)
Net loans	1,274,738	1,239,573
Premises and equipment, net	24,170	24,640
Bank-owned life insurance	22,398	22,368
Deposit premium, net	3,282	3,857
Deferred income tax	9,116	9,342
Accrued interest receivable	6,191	6,225
Other assets	14,529	15,634
Total assets	$1,695,342	$1,654,232

Liabilities
Deposits:
Demand, noninterest-bearing	$130,567	$125,281
Savings and interest-bearing checking	209,622	173,711
Money market deposit accounts	206,259	212,780
Time deposits less than $100,000	503,476	509,231
Time deposits $100,000 and greater	330,918	294,311
Total deposits	1,380,842	1,315,314
Repurchase agreements and federal funds purchased	10,589	15,010
Borrowings	117,000	132,000
Subordinated debentures	30,930	30,930
Other liabilities	12,675	12,464
Total liabilities	1,552,036	1,505,718

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	39,982	39,839
Common stock, no par value; 20,000,000 shares authorized; 11,300,369 and 11,238,085 shares issued and outstanding	139,641	139,209
Retained deficit	(37,515)	(31,420)
Accumulated other comprehensive income	1,198	886
Total shareholders’ equity	143,306	148,514
Total liabilities and shareholders’ equity	$1,695,342	$1,654,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$17,412	$18,111	$33,504	$37,610
Investment securities:
Taxable interest income	2,561	2,216	5,360	4,434
Tax-exempt interest income	763	805	1,527	1,634
Dividends	13	118	13	235
Federal funds and other interest income	6	33	16	88
Total interest income	20,755	21,283	40,420	44,001
Interest expense:
Deposits	7,033	8,026	14,799	17,098
Borrowings and repurchase agreements	1,558	2,329	3,276	5,066
Total interest expense	8,591	10,355	18,075	22,164
Net interest income	12,164	10,928	22,345	21,837
Provision for loan losses	1,692	850	7,678	1,415
Net interest income after provision for loan losses	10,472	10,078	14,667	20,422
Noninterest income:
Service charges and other fees	959	1,266	1,911	2,225
Mortgage fees and revenues	385	354	618	626
Other loan fees	198	387	492	500
Brokerage fees	150	245	313	401
Bank card services	385	354	724	653
Bank-owned life insurance	1,165	260	1,423	562
Net gain on investment securities	336	69	16	140
Other	146	67	333	135
Total noninterest income	3,724	3,002	5,830	5,242
Noninterest expense:
Salaries and employee benefits	5,856	5,269	11,817	10,172
Occupancy	1,348	957	2,721	1,954
Furniture and equipment	739	793	1,569	1,540
Data processing and telecommunications	573	528	1,204	960
Advertising	223	205	546	520
Office expenses	322	315	657	680
Professional fees	434	281	813	651
Business development and travel	247	340	575	673
Amortization of deposit premiums	287	257	575	514
Miscellaneous loan handling costs	372	224	535	318
Directors fees	477	189	836	589
Insurance	140	103	244	198
FDIC deposit insurance	1,179	181	1,408	228
Other	268	354	529	617
Total noninterest expense	12,465	9,996	24,029	19,614
Net income (loss) before tax expense (benefit)	1,731	3,084	(3,532)	6,050
Income tax expense (benefit)	382	869	(418)	1,668
Net income (loss)	$1,349	$2,215	$(3,114)	$4,382
Dividends and accretion on preferred stock	587	–	1,174	–
Net income (loss) attributable to common shareholders	$762	$2,215	$(4,288)	$4,382

Earnings (loss) per common share – basic	$0.07	$0.20	$(0.38)	$0.39
Earnings (loss) per common share – diluted	$0.07	$0.20	$(0.38)	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
(Dollars in thousands except per share data)

Balance at January 1, 2008	11,169,777	$136,154	$–	$161	$27,985	$164,300
Repurchase of outstanding common stock	(8,166)	(74)				(74)
Issuance of common stock for options exercised	15,591	103				103
Issuance of common stock for services	51,883	582				582
Stock option expense		16				16
Net income					4,382	4,382
Net unrealized loss on securities – available for sale, net of tax benefit of $1,326				(2,113)		(2,113)
Net unrealized gain related to cash flow hedge, net of tax of $210				335		335
Comprehensive income						2,604
Dividends on common stock ($0.16 per share)					(1,800)	(1,800)
Balance at June 30, 2008	11,229,085	$136,781	$–	$(1,617)	$30,567	$165,731

Balance at January 1, 2009	11,238,085	$139,209	$39,839	$886	$(31,420)	$148,514
Issuance of common stock for services	62,284	120				120
Stock option expense		25				25
Directors deferred compensation expense		287				287
Accretion of preferred stock discount			143		(143)	–
Net loss					(3,114)	(3,114)
Net unrealized gain on securities – available for sale, net of tax of $865				1,379		1,379
Net unrealized loss related to cash flow hedge, net of tax benefit of $638				(1,018)		(1,018)
Prior service cost recognized on SERP, net of amortization of $5				(49)		(49)
Comprehensive loss						(2,802)
Dividends on preferred stock					(1,031)	(1,031)
Dividends on common stock ($0.16 per share)					(1,807)	(1,807)
Balance at June 30, 2009	11,300,369	$139,641	$39,982	$1,198	$(37,515)	$143,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(3,114)	$4,382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	7,678	1,415
Amortization of deposit premium	575	514
Depreciation	1,602	1,383
Stock-based compensation	365	214
Net gain on investment securities	(16)	(140)
Net amortization of premium/discount on investment securities	80	57
Loss on disposal of premises, equipment and real estate owned	34	70
Deferred income tax benefit	(18)	(253)
Increase in cash surrender value of bank-owned life insurance	(30)	(363)
Net decrease (increase) in accrued interest receivable and other assets	3,390	214
Net increase (decrease) in accrued interest payable and other liabilities	12	(1,923)
Net cash provided by operating activities	10,558	5,570

Cash flows from investing activities:
Loan originations, net of principal repayments	(47,256)	(85,006)
Additions to premises and equipment	(1,164)	(2,491)
Proceeds from sales of premises, equipment and real estate owned	588	1,963
Net purchases of FHLB and Silverton Bank stock	(20)	(483)
Purchase of securities – available for sale	(21,872)	(47,036)
Proceeds from principal repayments/calls/maturities of securities – available for sale	33,179	52,320
Proceeds from principal repayments/calls/maturities of securities – held to maturity	807	4,491
Net cash used in investing activities	(35,738)	(76,242)

Cash flows from financing activities:
Net increase in deposits	65,528	83,917
Net decrease in repurchase agreements	(4,421)	(9,603)
Net repayments of federal funds borrowed	–	(5,395)
Proceeds from borrowings	70,000	158,000
Principal repayments of borrowings	(85,000)	(152,000)
Repurchase of common stock	–	(74)
Issuance of common stock for options exercised	–	103
Dividends paid	(2,688)	(1,796)
Net cash provided by financing activities	43,419	73,152

Net change in cash and cash equivalents	18,239	2,480
Cash and cash equivalents at beginning of period	54,455	40,172
Cash and cash equivalents at end of period	$72,694	$42,652

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$4,413	$880
Dividends payable	$1,161	$898
Cash (received) paid for:
Income taxes	$(4,297)	$1,971
Interest	$18,905	$22,498

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). This statement replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this statement effective for the quarterly period ended June 30, 2009, and its adoption had no impact on the Company’s financial condition or results of operations. In connection with the adoption of SFAS No. 165, the Company evaluated all subsequent events through August 7, 2009 and determined that no material subsequent events have occurred that would require disclosure in the notes to these condensed consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions to (1) clarify the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to fair value measurements in the current economic environment, (2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The Company adopted these Staff Positions effective for the quarterly period ended June 30, 2009. The adoption of these Staff Positions did not have a significant impact on the Company’s financial condition or results of operations, but each is described in more detail below.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

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

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends Accounting Principles Bulletin Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. See Note 10 (Fair Value of Financial Instruments) for interim disclosure required by this FSP.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. Effective January 1, 2009, the Company adopted SFAS No. 161. The adoption of this statement impacts disclosures only and had no impact on the Company’s financial condition or results of operations. See Note 6 (Derivative Instruments) for disclosures required by this statement.

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

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS No. 160 effective January 1, 2009, and its adoption had no impact on the Company’s financial condition or results of operations.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Earnings Per Share

The Company follows SFAS No. 128, Earnings per Share, which established standards for computing and presenting earnings per share (“EPS”). In accordance with this statement, the Company has presented both basic and diluted EPS on the face of the Condensed Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase EPS. EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2009 and 2008 were as follows:

Three Month Period Ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Earnings attributable to common shareholders	$762	$2,215
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,447,619	11,310,393
Incremental shares from assumed exercise of stock options	–	13,115
Weighted average number of shares outstanding – diluted	11,447,619	11,323,508

For the three month period ended June 30, 2009, all outstanding options to purchase 377,083 shares of common stock were excluded from the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock. For the three month period ended June 30, 2008, options to purchase 90,411 shares of common stock were used in the diluted calculation and options to purchase 281,573 shares of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Six Month Period Ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Earnings (loss) attributable to common shareholders	$(4,288)	$4,382
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,430,494	11,299,923
Incremental shares from assumed exercise of stock options	–	14,655
Weighted average number of shares outstanding – diluted	11,430,494	11,314,578

Due to the net loss attributable to common shareholders for the six month period ended June 30, 2009, the Company excluded potential shares in its EPS calculations, as required by SFAS No. 128, since the effect of including those potential shares, if any, would have been antidilutive to the per share amounts. For the six month period ended June 30, 2008, options to purchase 100,911 shares of common stock were used in the diluted calculation and options to purchase 271,073 shares of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

3. Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three and six month periods ended June 30, 2009 and 2008 is as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Month Period Ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Unrealized gain (loss) on securities – available for sale	$1,736	$(4,368)
Unrealized loss in fair value of cash flow hedge	(839)	(1,308)
Amortization of prior service cost recognized on SERP	5	–
Income tax (expense) benefit	(346)	2,188
Other comprehensive income (loss)	$556	$(3,488)

Six Month Period Ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Unrealized gain (loss) on securities – available for sale	$2,244	$(3,439)
Unrealized (loss) gain in fair value of cash flow hedge	(1,656)	545
Prior service cost recognized on SERP, net of amortization	(49)	–
Income tax (expense) benefit	(227)	1,116
Other comprehensive income (loss)	$312	$(1,778)

4.  Investment Securities

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 (unaudited).

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
Municipal bonds	$31,949	$969	$24,783	$2,202	$56,732	$3,171
Mortgage-backed securities	13,908	267	4,962	489	18,870	756
Other securities	–	–	1,105	145	1,105	145
	45,857	1,236	30,850	2,836	76,707	4,072
Held to maturity:
Mortgage-backed securities	–	–	1,948	282	1,948	282
Total at June 30, 2009	$45,857	$1,236	$32,798	$3,118	$78,655	$4,354

Unrealized losses on the Company’s investments in mortgage-backed securities are primarily the result of interest rate changes. Mortgage-backed securities include securities issued by government agencies and corporate entities. The contractual cash flows of mortgage-backed securities issued by government agencies are fully guaranteed by an agency of the U.S. government. The mortgage-backed securities issued by corporate entities have all received the highest possible credit rating by one of the major credit rating firms. Unrealized losses on the Company’s investments in municipal bonds are partially related to interest rate changes but are also largely related to concerns in the marketplace regarding credit quality of issuers and the viability of certain bond insurers. Municipal bonds in an unrealized loss position, however, are investment grade securities without considering bond insurance backing the issuer.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Each quarter, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings. The marketable securities in an unrealized loss position as of June 30, 2009 are all still performing and are expected to perform through maturity, have not experienced recent credit rating downgrades, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired as of June 30, 2009.

During the six months ended June 30, 2009, the Company recorded an impairment charge of $320 thousand on an equity investment in Silverton Bank, a correspondent financial institution that was closed by the Federal Deposit Insurance Corporation (“FDIC”) in May 2009. The impairment charge represents the full amount of the Company’s investment in Silverton Bank and is recorded as a reduction to noninterest income on the Condensed Consolidated Statements of Operations. Because of restrictions on the ability to sell this investment, it did not have a readily determinable fair value and was recorded at cost when purchased.

5. Loans

The composition of the loan portfolio by loan classification as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Commercial	$772,567	$726,522
Construction	357,116	366,376
Consumer	47,620	46,019
Home equity	93,618	92,722
Residential mortgage	22,794	22,652
	1,293,715	1,254,291
Deferred loan fees and origination costs, net	(375)	77
	$1,293,340	$1,254,368

6.  Derivative Instruments

The Company maintains positions in derivative financial instruments as necessary to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. While these risk mitigation strategies at times can involve multiple derivative positions, the only outstanding derivative position maintained by the Company at June 30, 2009 was an interest rate swap on a portion of its prime-based loan portfolio.

In October 2006, the Company entered into a $100.0 million (notional) three-year interest rate swap agreement to convert a portion of its prime-based loan portfolio to a fixed rate of 7.81%. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of the change in fair value of a cash flow hedge related to hedge ineffectiveness is recognized immediately as other noninterest income. The fair value of this cash flow hedge was $1.5 million and $3.2 million as of June 30, 2009 and December 31, 2008, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets. No portion of the cash flow hedge was considered to be ineffective, and no portion of the change in fair value of the cash flow hedge was charged to other noninterest income during the six months ended June 30, 2009 and 2008.

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options. The Company has stock option plans providing for the issuance of up to 650,000 options to purchase shares of the Company’s stock to officers and directors. As of June 30, 2009, options for 315,850 shares of common stock were outstanding and options for 75,559 shares of common stock remained available for future issuance. In addition, there were 566,071 issued options that were assumed under various plans from previously acquired financial institutions, of which 61,233 remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

The following is a summary of stock option information and the weighted average exercise price (“WAEP”) for the six months ended June 30, 2009 (unaudited).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	377,083	$11.71
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2009	377,083	$11.71	4.73	$–

Options exercisable at June 30, 2009	275,883	$12.43	3.18	$–

The following table summarizes information about the Company’s stock options as of June 30, 2009 (unaudited).

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.00 – $9.00	129,631	4.85	69,631
$9.01 – $12.00	90,202	2.34	88,202
$12.01 – $15.00	20,000	7.13	7,200
$15.01 – $18.00	83,000	6.05	56,600
$18.01 – $18.37	54,250	5.49	54,250
	377,083	4.73	275,883

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

As of June 30, 2009, the Company had unamortized compensation expense related to unvested stock options of $165,000, which is expected to be amortized over 5 years. For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense of $25,000 and $16,000, respectively, related to stock options.

Restricted Stock. Outstanding restricted stock represents 20,000 shares with a vesting period of five years granted by the Board of Directors to certain employees in December 2008, and 24,000 shares with a vesting period of three years granted by the Board of Directors to certain key executives in December 2007. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Total compensation expense recognized in the six month periods ended June 30, 2009 and 2008 related to these restricted stock awards was $53,000 and $50,000, respectively. As of June 30, 2009, the Company had 36,000 shares of unvested restricted stock grants representing unrecognized compensation expense of $262,000 to be recognized over the remaining vesting periods of the respective grants.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Prior to amendment and restatement in November 2008, the Deferred Compensation Plan was classified as a liability-based plan in accordance with SFAS No. 123R due to certain plan provisions which would have allowed payments to have been made in either cash or shares of common stock. The Deferred Compensation Plan was reclassified to an equity-based plan in accordance with SFAS No. 123R when amended and restated on November 20, 2008. Among other changes to the plan provisions, the Deferred Compensation Plan was modified to only allow payment in shares of common stock of the Company. As required for equity-based plans under SFAS No. 123R, the Company recognizes fixed expense and a corresponding increase to equity as the compensation is earned by eligible directors. For the six month periods ended June 30, 2009 and 2008, the Company recognized $287,000 and $148,000, respectively, of expense related to the Deferred Compensation Plan.

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

The Company’s exposure to off-balance-sheet credit risk as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$242,706	$263,663
Standby letters of credit	10,282	4,233
Total commitments	$252,988	$267,896

9. Fair Value Measurement

The Company follows SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

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

As a member of the FHLB system, the Company is required to maintain an investment in capital stock of the FHLB. The carrying value of the Company’s investment in FHLB stock was $6.0 million as of June 30, 2009 and was classified as part of investment securities on the Condensed Consolidated Balance Sheets. Because of membership requirements to hold stock in this institution and restrictions on the Company’s ability to sell such stock, this investment does not have a readily determinable market value and is accounted for using the cost method. Thus, the Company’s investment in FHLB stock is not subject to SFAS No. 157 and has been excluded from the tables below.

Derivative Assets and Liabilities. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. At June 30, 2009, the Company’s derivative instruments consisted solely of a cash flow interest rate swap on a portion of the Company’s variable-rate commercial loan portfolio.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as nonrecurring Level 3.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 (Unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Investment securities – available for sale	$1,105	$254,752	$2,000	$257,857
Cash flow interest rate swap	–	1,495	–	1,495

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Investment Securities
(Dollars in thousands)

Balance at January 1, 2009	$2,000
Total unrealized gains (losses) included in:
Net income	–
Other comprehensive income	–
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at June 30, 2009	$2,000

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 (Unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$–	$32,063	$32,063
Foreclosed assets	–	–	5,170	5,170

10.  Fair Value of Financial Instruments

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

Fair values of cash and due from banks and federal funds sold are equal to the carrying value due to the nature of the financial instruments. Estimated fair values of investment securities are based on quoted market prices, except for FHLB stock where fair value equals cost. Fair value of the net loan portfolio has been estimated using the present value of future cash flows, discounted at an interest rate giving consideration to estimated prepayment risk. The credit risk component of the loan portfolio has been set at the recorded allowance for loan losses balance for purposes of estimating fair value. Thus, there is no difference between the carrying amount and estimated fair value attributed to credit risk in the portfolio. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable. Derivative financial instruments are carried on the consolidated balance sheets at fair value based on external pricing sources.

Fair values of time deposits and borrowings are estimated by discounting the future cash flows using the current rates offered for similar deposits and borrowings with the same remaining maturities. Fair value of subordinated debt is estimated based on current market prices for similar trust preferred issues of financial institutions with equivalent credit risk. The estimated fair value for the Company’s subordinated debt is significantly lower than carrying value since credit spreads (i.e., spread to LIBOR) on similar trust preferred issues are currently much wider than when these securities were originally issued. Interest-bearing deposit liabilities and repurchase agreements with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand).

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009 (Unaudited)		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$72,694	$72,694	$54,455	$54,455
Investment securities	268,224	267,995	278,138	277,629
Loans	1,274,738	1,273,244	1,239,573	1,235,216
Accrued interest receivable	6,191	6,191	6,225	6,225
Cash flow hedge	1,495	1,495	3,151	3,151

Financial Liabilities:
Non-maturity deposits	$546,448	546,448	$511,772	$511,772
Time deposits	834,394	848,600	803,542	810,691
Repurchase agreements and federal funds purchased	10,589	10,589	15,010	15,010
Borrowings	117,000	120,866	132,000	136,220
Subordinated debt	30,930	10,700	30,930	10,700
Accrued interest payable	2,095	2,095	2,925	2,925

The carrying amount and estimated fair value of the fair value interest rate swaps on certain fixed-rate FHLB advances was $619,000 as of December 31, 2008. Since these swaps were considered to be effective hedges, there were offsetting adjustments to the fair value of the underlying FHLB advances for the same amount at that date. These interest rate swaps were either terminated or matured during the six months ended June 30, 2009 and were no longer outstanding at the balance sheet date. There is no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $253.0 million and $267.9 million as of June 30, 2009 and December 31, 2008, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and six months ended June 30, 2009 and 2008 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of June 30, 2009, the Company conducted no business other than holding stock in the Bank and its three trusts, Capital Bank Statutory Trust I, II, and III.

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

The current economic situation has led the U.S. government to attempt to stabilize the financial system. For example, the U.S. government enacted the Emergency Economic and Stabilization Act of 2008 (“EESA”), which, among other things, authorized the U.S. Treasury Department (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (“CPP”) is a part. See the “Liquidity and Capital Resources” section below for a more detailed discussion of the Company’s participation in the CPP. Additionally, the American Recovery and Reinvestment Act of 2009 (“ARRA”) imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. It is not clear at this time what impact these measures will have on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

The Bank is subject to insurance assessments imposed by the Federal Deposit Insurance Commission (“FDIC”), which is actively seeking to replenish its insurance fund. The FDIC increased risk-based assessment rates uniformly by 7 basis points, on an annual basis, beginning with the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points multiplied by the institution’s assessment base for the second quarter of 2009. The Company accrued $750 thousand as of June 30, 2009 related to this special assessment with the related expense recorded in noninterest expense. The FDIC will collect the special assessment on September 30, 2009. An additional special assessment in 2009 of up to 5 basis points later in 2009 is expected, but the amount is uncertain at this time.

Index
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

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the three and six month periods ended June 30, 2009.

•
The Company reported net income of $1.3 million for the quarter ended June 30, 2009 compared to net income of $2.2 million for the quarter ended June 30, 2008. After dividends and accretion on preferred stock issued under the CPP of $0.6 million, net income available to common shareholders was $0.8 million, or $0.07 per diluted share, for the second quarter of 2009 compared with $2.2 million, or $0.20 per diluted share, for the second quarter of 2008.

The Company reported a net loss of $3.1 million for the six months ended June 30, 2009 compared to net income of $4.4 million for the six months ended June 30, 2008. After dividends and accretion on preferred stock issued under the CPP of $1.2 million, net loss attributable to common shareholders was $4.3 million, or $0.38 per diluted share, for the first half of 2009 compared with net income available to common shareholders of $4.4 million, or $0.39 per diluted share, for the first half of 2008.

•
Net interest income increased $1.2 million, or 11.3%, from $10.9 million for the quarter ended June 30, 2008 to $12.2 million for the quarter ended June 30, 2009. This improvement was partially due to an increase in net interest margin from 3.14% for the second quarter of 2008 to 3.17% for the second quarter of 2009, coupled with a 10.8% growth in average earning assets over the same periods. Net interest margin benefited from a significant decline in the cost of interest-bearing liabilities from 3.24% for the second quarter of 2008 to 2.50% for the second quarter of 2009, which was largely due to disciplined pricing controls and a more rational competitive pricing landscape for customer deposits as liquidity concerns in the banking industry have somewhat subsided. Partially offsetting declining funding costs was a drop in loan yields largely due to steps taken by the Federal Reserve to revive an ailing national economy last year. One effect of the many policy actions implemented was a drop in the prime rate by 400 basis points during 2008, which negatively impacted yields on the Company’s prime-based loan portfolio. This rapid decline in rates decreased loan yields from 6.23% for the second quarter of 2008 to 5.43% for the second quarter of 2009.

Net interest income increased $508 thousand, or 2.3%, from $21.8 million for the six months ended June 30, 2008 to $22.3 million for the six months ended June 30, 2009. This improvement was primarily due to growth of 11.2% in average earning assets, partially offset by a decrease in net interest margin from 3.20% for the first half of 2008 to 2.95% for the first half of 2009. Net interest margin was negatively impacted by a drop in loan yields from 6.53% for the first half of 2008 to 5.30% for the first half of 2009, but the margin was benefited by a significant decline in the cost of interest-bearing liabilities from 3.50% for the first half of 2008 to 2.65% for the first half of 2009.

Index
•
Provision for loan losses was $1.7 million for the quarter ended June 30, 2009 compared to $850 thousand for the quarter ended June 30, 2008. The increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $115.2 million from June 30, 2008. Net charge-offs for the quarter ended June 30, 2009 were $1.6 million, or 0.49% of average loans (annualized), compared to net charge-offs of $503 thousand, or 0.17% of average loans (annualized), for the quarter ended June 30, 2008.

Provision for loan losses was $7.7 million for the six months ended June 30, 2009 compared to $1.4 million for the six months ended June 30, 2008. The significant increase in the provision was primarily driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $115.2 million from June 30, 2008. Additionally, the decline in real estate values securing certain nonperforming loans required increased provision during the period. Net charge-offs for the six months ended June 30, 2009 were $3.9 million, or 0.30% of average loans (annualized), compared to net charge-offs of $1.1 million, or 0.19% of average loans (annualized), for the six months ended June 30, 2008.

•
Noninterest income increased $722 thousand, or 24.1%, in the second quarter of 2009 compared to the same period one year ago. Included in this increase was a nonrecurring gain recorded during the quarter of $913 thousand from the collection of bank-owned life insurance (“BOLI”) policy proceeds. Additionally, the Company recorded a $336 thousand net gain from the sale of certain debt securities in the second quarter of 2009 compared to a $69 thousand net gain on the sale of debt securities in the same quarter one year ago. Partially offsetting these gains was a $307 thousand decrease in service charge income and a $189 thousand decrease in other loan fees. Service charge income, which includes overdraft and non-sufficient funds charges, dropped primarily from a decline in consumer spending during the current economic recession.

Noninterest income increased $588 thousand, or 11.2%, in the first half of 2009 compared to the same period one year ago. Included in this increase was a nonrecurring gain recorded during the period of $913 thousand from the collection of BOLI policy proceeds. Partially offsetting this gain was a $314 thousand decrease in service charge income primarily due to a decline in consumer spending during the current economic recession.

•
Noninterest expense increased $2.5 million, from $10.0 million during the second quarter of 2008 to $12.5 million during the second quarter of 2009. This increase included higher FDIC deposit insurance expense of $998 thousand over the quarters under comparison, of which $750 thousand was related to an accrual of the FDIC’s mandatory special assessment imposed on all insured financial institutions for the purpose of replenishing its insurance fund. The majority of the remaining $248 thousand increase in deposit insurance expense was due to increases in rates as the FDIC continues to increase insurance premiums to cover higher monitoring costs and claims. Further, salaries and employee benefits as well as occupancy costs increased a combined $978 thousand primarily due to additional costs incurred as new branches were opened during the past year in Asheville and Clayton in addition to the four branches purchased in the Fayetteville market in December 2008. Directors fees increased $288 thousand largely from an accelerated payout of deferred compensation benefits upon the death of a former director.

Noninterest expense increased $4.4 million, from $19.6 million during the first half of 2008 to $24.0 million during the first half of 2009. This increase included higher FDIC deposit insurance expense of $1.2 million over the periods under comparison, of which $750 thousand was related to an accrual of the FDIC’s mandatory special assessment imposed on all insured financial institutions for the purpose of replenishing its insurance fund. The majority of the remaining $430 thousand increase in deposit insurance expense was due to increases in rates as the FDIC continues to increase insurance premiums to cover higher monitoring costs and claims. Further, salaries and employee benefits as well as occupancy costs increased a combined $2.4 million primarily due to additional costs incurred as new branches were opened during the past year in Asheville and Clayton in addition to the four branches purchased in the Fayetteville market in December 2008. Directors fees increased $247 thousand largely from an accelerated payout of deferred compensation benefits upon the death of a former director.

Index
Results of Operations

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008

The Company reported net income of $1.3 million for the quarter ended June 30, 2009 compared to net income of $2.2 million for the quarter ended June 30, 2008. After dividends and accretion on preferred stock of $0.6 million, net income available to common shareholders was $0.8 million, or $0.07 per diluted share, for the second quarter of 2009 compared with $2.2 million, or $0.20 per diluted share, for the second quarter of 2008. Net interest income increased by $1.2 million over the quarters under comparison, reflecting a higher net interest margin and loan growth. Provision for loan losses increased by $842 thousand partially due to loan growth and partially from continued deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to the credit ratings and chargeoffs of certain loans in the portfolio. Noninterest income increased by $722 thousand, which included nonrecurring gains from the collection of BOLI policy proceeds and the sale of certain debt securities in the second quarter of 2009. Partially offsetting these gains was a decrease in service charge income and other loan fees. Noninterest expense increased $2.5 million over the quarters under comparison partially from the FDIC’s special assessment on all insured financial institutions and overall increase in base rates for deposit insurance but also partially due to higher salaries and benefits as well as occupancy expenses from the purchase of four branches in Fayetteville and the opening of a Clayton branch in December 2008. Taxes declined by $487 thousand, reflecting lower net income before taxes.

Net Interest Income. Net interest income increased $1.2 million, or 11.3%, from $10.9 million for the quarter ended June 30, 2008 to $12.2 million for the quarter ended June 30, 2009. Average earning assets increased $155.4 million to $1.59 billion for the quarter ended June 30, 2009 from $1.43 billion for the quarter ended June 30, 2008. Average interest-bearing liabilities increased $94.6 million to $1.38 billion for the quarter ended June 30, 2009 from $1.28 billion for the quarter ended June 30, 2008. The net interest margin on a fully tax equivalent basis increased by 3 basis points to 3.17% for the quarter ended June 30, 2009 from 3.14% for the quarter ended June 30, 2008. The earned yield on average interest-earning assets was 5.34% and 6.07% for the quarters ended June 30, 2009 and 2008, respectively, while the interest rate on average interest-bearing liabilities for those periods was 2.50% and 3.24%, respectively. The increase in the margin was primarily due to the significant decline in the cost of customer deposits through disciplined pricing controls and a more rational competitive pricing landscape as liquidity concerns in the banking industry have somewhat subsided. Partially offsetting declining funding costs was a drop in loan yields largely due to steps taken by the Federal Reserve to revive an ailing national economy last year. One effect of the many policy actions implemented was a drop in the prime rate by 400 basis points during 2008, which negatively impacted yields on the Company’s prime-based loan portfolio.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2009, March 31, 2009 and June 30, 2008 (Unaudited)
Tax Equivalent Basis (1)
	June 30, 2009			March 31, 2009			June 30, 2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$1,115,003	$15,244	5.48%	$1,095,804	$13,942	5.16%	$1,010,899	$15,713	6.23%
Consumer	54,552	902	6.63	52,873	910	6.98	46,344	869	7.52
Home equity	94,054	974	4.15	93,861	966	4.17	80,842	1,101	5.46
Residential mortgages	21,962	292	5.32	22,900	274	4.79	28,710	427	5.95
Total loans	1,285,571	17,412	5.43	1,265,438	16,092	5.16	1,166,795	18,111	6.23
Investment securities (3)	278,033	3,731	5.37	288,679	3,957	5.48	256,406	3,555	5.55
Federal funds sold and interest-earning cash (4)	24,898	6	0.10	19,900	10	0.20	9,898	33	1.34
Total interest-earning assets	1,588,502	$21,149	5.34%	1,574,017	$20,059	5.17%	1,433,099	$21,699	6.07%
Cash and due from banks	15,294			22,116			22,938
Other assets	80,296			78,814			135,976
Allowance for loan losses	(18,705)			(15,180)			(13,656)
Total assets	$1,665,387			$1,659,767			$1,578,357

Liabilities and Equity
Savings deposits	$29,609	$13	0.18%	$28,793	$13	0.18%	$30,540	$35	0.46%
Interest-bearing demand deposits	368,132	1,152	1.26	353,262	1,202	1.38	335,851	1,635	1.95
Time deposits	796,306	5,868	2.96	800,879	6,551	3.32	668,690	6,356	3.81
Total interest-bearing deposits	1,194,047	7,033	2.36	1,182,934	7,766	2.66	1,035,081	8,026	3.11
Borrowed funds	140,682	1,273	3.63	146,233	1,389	3.85	181,841	1,820	4.01
Subordinated debt	30,930	278	3.61	30,930	322	4.22	30,930	403	5.23
Repurchase agreements and fed funds purchased	12,010	7	0.23	13,849	7	0.20	35,183	106	1.21
Total interest-bearing liabilities	1,377,669	$8,591	2.50%	1,373,946	$9,484	2.80%	1,283,035	$10,355	3.24%
Noninterest-bearing deposits	130,460			124,893			113,590
Other liabilities	12,042			11,643			10,787
Total liabilities	1,520,171			1,510,482			1,407,412
Shareholders’ equity	145,216			149,285			170,945
Total liabilities and shareholders’ equity	$1,665,387			$1,659,767			$1,578,357

Net interest spread (5)			2.84%			2.37%			2.83%
Tax equivalent adjustment		$394			$394			$416
Net interest income and net interest margin (6)		$12,558	3.17%		$10,575	2.72%		$11,344	3.14%

(1)	The tax equivalent basis is computed using a tax rate of 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)
The Federal Reserve began paying interest on cash balances during the quarter ended December 31, 2008. For comparison purposes, average balances have been adjusted for all periods presented to include cash held at the Federal Reserve as interest earning.

(5)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $18.1 million for the quarter ended June 30, 2008 to $17.4 million for the quarter ended June 30, 2009, a decline of $699 thousand, or 3.9%. This decrease was primarily due to declining loan yields, which decreased from 6.23% in the quarter ended June 30, 2008 to 5.43% in the quarter ended June 30, 2009, the effect of which was partially offset by higher average loan balances, which increased by $118.8 million. The declining loan yields were largely due to the drop in the prime rate from 5.00% at June 30, 2008 to 3.25% by June 30, 2009. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of the loan portfolio. This swap increased loan interest income by $1.1 million and $0.7 million for the quarters ended June 30, 2009 and 2008, respectively.

Interest income on investment securities increased from $3.1 million in for the quarter ended June 30, 2008 to $3.3 million for the quarter ended June 30, 2009, an increase of $198 thousand, or 6.3%. This increase was due to growth in the investment portfolio, partially offset by lower investment yields. Average investment balances increased from $256.4 million for the quarter ended June 30, 2008 to $278.0 million for the quarter ended June 30, 2009, and the tax equivalent yield on investment securities decreased from 5.55% to 5.37% over the same period. The increase in average investment balances partially reflects management’s efforts to efficiently deploy net cash received from the purchase of four Fayetteville branch offices from Omni National Bank in December 2008.

Interest expense on deposits decreased from $8.0 million for the quarter ended June 30, 2008 to $7.0 million for the quarter ended June 30, 2009. The decrease is primarily due to a decrease in average deposit rates from 3.11% for the quarter ended June 30, 2008 to 2.36% for the quarter ended June 30, 2009. For time deposits, which represented 66.7% and 64.6% of total average interest-bearing deposits for the quarters ended June 30, 2009 and 2008, respectively, the average rate decreased from 3.81% for the quarter ended June 30, 2008 to 2.96% for the quarter ended June 30, 2009, reflecting disciplined pricing controls and a more rational competitive pricing landscape as liquidity concerns in the marketplace have somewhat subsided.

Interest expense on borrowings decreased from $2.3 million for the quarter ended June 30, 2008 to $1.6 million for the quarter ended June 30, 2009, partially due to declines in interest rates as well as a $41.2 million decrease in average borrowings over the two periods. The rate on average borrowings, including subordinated debt and repurchase agreements, for the quarter ended June 30, 2008 was 3.77% compared to 3.40% for the quarter ended June 30, 2009. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. In February 2009, swaps on $15.0 million of advances were unwound, and the proceeds received from the swap counterparty will be amortized as a reduction to interest expense over the remaining term of the underlying advances. The remaining swaps on $10.0 million of advances expired during the second quarter of 2009. The net effect of the swaps, including amortization of swap terminations, was a decrease to interest expense of $75 thousand and $24 thousand for the quarters ended June 30, 2009 and 2008, respectively.

Provision for Loan Losses. Provision for loan losses was $1.7 million for the quarter ended June 30, 2009 compared to $850 thousand for the quarter ended June 30, 2008. The increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $115.2 million from June 30, 2008. Net charge-offs for the quarter ended June 30, 2009 were $1.6 million, or 0.49% of average loans (annualized), compared to net charge-offs of $503 thousand, or 0.17% of average loans (annualized), for the quarter ended June 30, 2008. Nonperforming loans and past due loans increased from $5.2 million and $9.2 million, respectively, as of June 30, 2008 to $18.5 million and $15.2 million, respectively, as of June 30, 2009.

Noninterest Income. Noninterest income increased from $3.0 million for the quarter ended June 30, 2008 to $3.7 million for the quarter ended June 30, 2009, an increase of $722 thousand, or 24.1%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, expanded mortgage origination staff, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the quarters ended June 30, 2009 and 2008 (unaudited).

Index
	2009	2008	Variance
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$959	$1,266	$(307)
Mortgage fees and revenues	385	354	31
Other loan fees	198	387	(189)
Brokerage fees	150	245	(95)
Bank card services	385	354	31
Bank-owned life insurance	1,165	260	905
Net gain on investment securities	336	69	267
Other	146	67	79
Total noninterest income	$3,724	$3,002	$722

The primary reason for the increase in noninterest income was a nonrecurring gain recorded during the quarter of $913 thousand from the collection of BOLI policy proceeds upon the death of a former director. Additionally, the Company recorded a $336 thousand net gain from the sale of certain debt securities in the second quarter of 2009 compared to a $69 thousand net gain on the sale of debt securities in the same quarter one year ago.

Although the Company grew core deposits over the past year, service charges and other fees, which also includes overdraft and non-sufficient funds charges decreased due to a significant decline in consumer spending during the current economic recession. Mortgage fees increased primarily as a result of higher staffing levels in this department as well as a favorable interest rate environment for residential mortgage refinancing activity. Other loan fees declined as commercial loan refinancing activity somewhat subsided during the second quarter of 2009 resulting in lower income from prepayment penalties and other related loan fees. Brokerage fees declined with increased concerns about the economic recession and volatility in the stock markets. Bank card services, which includes income received from debit card transactions, increased slightly from an increase in demand deposit accounts offset by a decline in overall consumer spending. Other noninterest income increased primarily due to a reclassification of certain sublease receipts.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. Noninterest expense increased from $10.0 million for the quarter ended June 30, 2008 to $12.5 million for the quarter ended June 30, 2009, an increase of $2.5 million, or 24.7%. The following table presents the detail of noninterest expense and related changes for the quarters ended June 30, 2009 and 2008 (unaudited).

	2009	2008	Variance
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$5,856	$5,269	$587
Occupancy	1,348	957	391
Furniture and equipment	739	793	(54)
Data processing and telecommunications	573	528	45
Advertising	223	205	18
Office expenses	322	315	7
Professional fees	434	281	153
Business development and travel	247	340	(93)
Amortization of deposit premiums	287	257	30
Miscellaneous loan handling costs	372	224	148
Directors fees	477	189	288
Insurance	140	103	37
FDIC deposit insurance	1,179	181	998
Other	268	354	(86)
Total noninterest expense	$12,465	$9,996	$2,469

Index
Included in the noninterest expense increase was significantly higher FDIC deposit insurance expense, of which $750 thousand was related to accrual of the FDIC’s mandatory special assessment imposed on all insured financial institutions for the purpose of replenishing its insurance fund. The remaining $248 thousand increase in deposit insurance expense was due to overall increases in rates as the FDIC continues to raise insurance premiums to cover higher monitoring costs and claims as well as growth in insured customer deposits. Salaries and employee benefits as well as occupancy costs increased a combined $978 thousand primarily due to additional costs incurred as new branches were opened during the past year in Asheville and Clayton in addition to the four branches purchased in the Fayetteville market in December 2008. Also partially contributing to this increase were nonrecurring costs incurred for the planned closing of two branches as part of a consolidation strategy in the Triad market as the Company continues to improve the efficiency of its branch network. The planned branch consolidation added $68 thousand and $127 thousand to employee benefits and occupancy expense, respectively, during the second quarter of 2009. Additionally, salaries and employee benefits increased from normal compensation increases while occupancy expenses increased from higher rent due to sale-leaseback agreements signed for three existing branch facilities in September 2008.

Furniture and equipment expense declined as certain computer equipment became fully depreciated in previous months. Management continues to monitor and update the Company’s technology infrastructure in an efficient and cost controlled manner. Data processing and telecommunications costs rose from increased transaction volume due to growth in the Company’s primary business lines since much of the data processing costs are volume based. Professional fees increased from higher legal fees related to professional consultation on various matters, including compliance with executive compensation and corporate governance requirements of CPP participants. Business development and travel costs declined as management continues to closely monitor and control discretionary spending and as a second partner was recruited to sublease the corporate airplane. Advertising and office expenses remained relatively flat, increasing only slightly over the quarters under comparison.

Amortization of deposit premiums increased from additional amortization required on the core deposit intangible recognized as part of the acquisition of four Fayetteville branches in December 2008. Miscellaneous loan handling costs increased partially due to loan growth but primarily due to higher levels of loan collection costs. Directors’ fees increased largely from an accelerated payout of deferred compensation benefits upon the death of a former director. Insurance costs rose as levels of foreclosed properties have increased. Other noninterest expense declined as the Company incurred lower losses on foreclosed property sales and successfully reduced operational losses throughout its branch network. Management continues to focus on maintaining a strong control environment and providing sufficient employee training to mitigate the risk of operational losses at its branches.

Income Taxes. Income taxes decreased from $869 thousand for the quarter ended June 30, 2008 to $382 thousand for the quarter ended June 30, 2009. The decrease in tax expense is due to the decline in pretax income over the same periods. The decline in the effective tax rate from 28.2% for the quarter ended June 30, 2008 to 22.1% for the quarter ended June 30, 2009 was primarily due a decrease in projected annual taxable income relative to pretax book income used in the intraperiod tax allocations for the quarters under comparison. Taxable income and book income can vary significantly due to nontaxable income such as municipal bond interest and bank-owned life insurance income.

Results of Operations

Six month period ended June 30, 2009 compared to six month period ended June 30, 2008

The Company reported a net loss of $3.1 million for the six months ended June 30, 2009 compared to net income of $4.4 million for the six months ended June 30, 2008. After dividends and accretion on preferred stock of $1.2 million, net loss attributable to common shareholders was $4.3 million, or $0.38 per diluted share, for the first half of 2009 compared with $4.4 million, or $0.39 per diluted share, for the first half of 2008. Net interest income increased by $508 thousand over the periods under comparison primarily due to loan growth, which was partially offset by a decline in net interest margin. Provision for loan losses increased by $6.3 million partially due to loan growth but largely from deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to the credit ratings and chargeoffs of certain loans in the portfolio. Noninterest income increased by $588 thousand primarily due to a nonrecurring gain from the collection of bank-owned life insurance policy proceeds, which was partially offset by a decrease in service charge income. Noninterest expense increased $4.4 million over the periods under comparison partially from the FDIC’s special assessment on all insured financial institutions and overall increase in base rates for deposit insurance but also partially due to higher salaries and benefits as well as occupancy expenses from the purchase of four branches in Fayetteville and the opening of a Clayton branch in December 2008. Taxes declined from expense of $1.7 million for the six months ended June 30, 2008 to a benefit of $0.4 million for the six months ended June 30, 2009, reflecting the decline in net income before taxes.

Index
Net Interest Income. Net interest income increased $508 thousand, or 2.3%, from $21.8 million for the six months ended June 30, 2008 to $22.3 million for the six months ended June 30, 2009. Average earning assets increased $159.3 million to $1.58 billion for the six months ended June 30, 2009 from $1.42 billion for the six months ended June 30, 2008. Average interest-bearing liabilities increased $104.7 million to $1.38 billion for the six months ended June 30, 2009 from $1.27 billion for the six months ended June 30, 2008. The net interest margin on a fully tax equivalent basis decreased by 25 basis points to 2.95% for the six months ended June 30, 2009 from 3.20% for the six months ended June 30, 2008. The earned yield on average interest-earning assets was 5.26% and 6.32% for the six months ended June 30, 2009 and 2008, respectively, while the interest rate on average interest-bearing liabilities for those periods was 2.65% and 3.50%, respectively. The decrease in net interest margin was primarily due to a drop in loan yields largely due to steps taken by the Federal Reserve to revive an ailing national economy last year. One effect of the many policy actions implemented was a drop in the prime rate by 400 basis points during 2008, which negatively impacted yields on the Company’s prime-based loan portfolio. Partially offsetting falling loan yields was a significant decline in the cost of customer deposits through disciplined pricing controls and a more rational competitive pricing landscape as liquidity concerns in the marketplace have somewhat subsided.

The following table shows the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)
Tax Equivalent Basis (1)
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate

Assets
Loans receivable: (2)
Commercial	$1,105,457	$29,185	5.32%	$998,552	$32,490	6.53%
Consumer	53,717	1,812	6.80	46,522	1,779	7.67
Home equity	93,958	1,941	4.17	80,203	2,422	6.06
Residential mortgages	22,428	566	5.05	29,485	919	6.23
Total Loans	1,275,560	33,504	5.30	1,154,762	37,610	6.53
Investment securities (3)	283,327	7,688	5.43	256,472	7,144	5.57
Federal funds sold and interest earning cash (4)	22,413	16	0.14	10,721	88	1.65
Total interest-earnings assets	1,581,300	$41,208	5.26%	1,421,955	$44,842	6.32%
Cash and due from banks	18,686			22,854
Other assets	79,559			136,024
Allowance for loan losses	(16,952)			(13,659)
Total assets	$1,662,593			$1,567,174

Liabilities and Equity
Savings deposits	$29,204	$26	0.18%	$30,461	$81	0.53%
Interest-bearing demand deposits	360,738	2,355	1.32	334,480	3,489	2.09
Time deposits	798,580	12,418	3.14	663,150	13,528	4.09
Total interest-bearing deposits	1,188,522	14,799	2.51	1,028,091	17,098	3.34
Borrowed funds	143,442	2,663	3.74	176,743	3,843	4.36
Subordinated debt	30,930	599	3.91	30,930	929	6.02
Repurchase agreements and fed funds purchased	12,924	14	0.22	35,373	294	1.67
Total interest-bearing liabilities	1,375,818	$18,075	2.65%	1,271,137	$22,164	3.50%
Noninterest-bearing deposits	127,692			115,799
Other liabilities	11,844			10,960
Total liabilities	1,515,354			1,397,896
Shareholders’ equity	147,239			169,278
Total liabilities and shareholders’ equity	$1,662,593			$1,567,174

Net interest spread (5)			2.61%			2.83%
Tax equivalent adjustment		$788			$841
Net interest income and net interest margin (6)		$23,133	2.95%		$22,678	3.20%

(1)	The tax equivalent basis is computed using a blended federal and state tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)
The Federal Reserve began paying interest on cash balances during the quarter ended December 31, 2008. For comparison purposes, average balances have been adjusted for all periods presented to include cash held at the Federal Reserve as interest earning.

(5)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Interest income on loans decreased from $37.6 million for the six months ended June 30, 2008 to $33.5 million for the six months ended June 30, 2009, a decline of $4.1 million, or 10.9%. This decrease was primarily due to declining loan yields, which fell from 6.53% in the six months ended June 30, 2008 to 5.30% in the six months ended June 30, 2009, the effect of which was partially offset by higher average loan balances, which increased by $120.8 million. The declining loan yields were largely due to the drop in the prime rate from 5.00% at June 30, 2008 to 3.25% by June 30, 2009. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of the loan portfolio. This swap increased loan interest income by $2.3 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

Interest income on investment securities increased from $6.3 million in for the six months ended June 30, 2008 to $6.9 million for the six months ended June 30, 2009, an increase of $597 thousand, or 9.5%. This increase was due to growth in the investment portfolio, partially offset by lower investment yields. Average investment balances increased from $256.5 million for the six months ended June 30, 2008 to $283.3 million for the six months ended June 30, 2009, and the tax equivalent yield on investment securities decreased from 5.57% to 5.43% over the same period. The increase in average investment balances partially reflects management’s efforts to efficiently deploy net cash received from the purchase of four Fayetteville branch offices from Omni National Bank in December 2008.

Interest expense on deposits decreased from $17.1 million for the six months ended June 30, 2008 to $14.8 million for the six months ended June 30, 2009. The decrease is primarily due to a decrease in average deposit rates from 3.34% for the six months ended June 30, 2008 to 2.51% for the six months ended June 30, 2009. For time deposits, which represented 67.2% and 64.5% of total average interest-bearing deposits for the six months ended June 30, 2009 and 2008, respectively, the average rate decreased from 4.09% for the six months ended June 30, 2008 to 3.14% for the six months ended June 30, 2009, reflecting disciplined pricing controls and a more rational competitive pricing landscape as liquidity concerns in the marketplace have somewhat subsided.

Interest expense on borrowings decreased from $5.1 million for the six months ended June 30, 2008 to $3.3 million for the six months ended June 30, 2009, partially due to declines in interest rates as well as a $55.8 million decrease in average borrowings over the two periods. The rate on average borrowings, including subordinated debt and repurchase agreements, for the six months ended June 30, 2008 was 4.18% compared to 3.53% for the six months ended June 30, 2009. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding Federal Home Loan Bank advances to swap fixed rate borrowings to a variable rate. In February 2009, swaps on $15.0 million of advances were unwound, and the proceeds received from the swap counterparty will be amortized as a reduction to interest expense over the remaining term of the underlying advances. The remaining swaps on $10.0 million of advances expired during the second quarter of 2009. The net effect of the swaps, including amortization of swap terminations, was a decrease to interest expense of $162 thousand and an increase of $19 thousand for the six months ended June 30, 2009 and 2008, respectively.

Provision for Loan Losses. Provision for loan losses was $7.7 million for the six months ended June 30, 2009 compared to $1.4 million for the six months ended June 30, 2008. The significant increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $115.2 million from June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $3.9 million, or 0.30% of average loans (annualized), compared to net charge-offs of $1.1 million, or 0.19% of average loans (annualized), for the six months ended June 30, 2008. Nonperforming loans and past due loans increased from $5.2 million and $9.2 million, respectively, as of June 30, 2008 to $18.5 million and $15.2 million, respectively, as of June 30, 2009.

Noninterest Income. Noninterest income increased from $5.2 million for the six months ended June 30, 2008 to $5.8 million for the six months ended June 30, 2009, an increase of $588 thousand, or 11.2%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, expanded mortgage origination staff, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the six months ended June 30, 2009 and 2008 (unaudited).

Index
	2009	2008	Variance
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$1,911	$2,225	$(314)
Mortgage fees and revenues	618	626	(8)
Other loan fees	492	500	(8)
Brokerage fees	313	401	(88)
Bank card services	724	653	71
Bank-owned life insurance	1,423	562	861
Net gain on investment securities	16	140	(124)
Other	333	135	198
Total noninterest income	$5,830	$5,242	$588

A major reason for the increase in noninterest income was a nonrecurring gain recorded during the period of $913 thousand from the collection of BOLI policy proceeds upon the death of a former director. Partially offsetting this BOLI gain was a decline in net investment gains. Part of this decline was related to the impairment charge of $320 thousand recorded on an equity investment in Silverton Bank, formerly a correspondent financial institution, during the first quarter of 2009. The impairment charge represented the full amount of the Company’s investment in Silverton Bank, which was closed by the FDIC in May 2009.

Although the Company grew core deposits over the past year, service charges and other fees, which also includes overdraft and non-sufficient funds charges decreased due to a significant decline in consumer spending during the current economic recession. Brokerage fees declined with increased concerns about the economic recession and volatility in the stock markets. Bank card services, which includes income received from debit card transactions, increased slightly from an increase in demand deposit accounts offset by a decline in overall consumer spending. Other noninterest income increased primarily due to a reclassification of certain sublease receipts. Mortgage and other loan fees remained relatively flat over the periods under comparison.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. Noninterest expense increased from $19.6 million for the six months ended June 30, 2008 to $24.0 million for the six months ended June 30, 2009, an increase of $4.4 million, or 22.5%. The following table presents the detail of noninterest expense and related changes for the six months ended June 30, 2009 and 2008 (unaudited).

	2009	2008	Variance
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$11,817	$10,172	$1,645
Occupancy	2,721	1,954	767
Furniture and equipment	1,569	1,540	29
Data processing and telecommunications	1,204	960	244
Advertising	546	520	26
Office expenses	657	680	(23)
Professional fees	813	651	162
Business development and travel	575	673	(98)
Amortization of deposit premiums	575	514	61
Miscellaneous loan handling costs	535	318	217
Directors fees	836	589	247
Insurance	244	198	46
FDIC deposit insurance	1,408	228	1,180
Other	529	617	(88)
Total noninterest expense	$24,029	$19,614	$4,415

Index
Included in the noninterest expense increase was significantly higher FDIC deposit insurance expense, of which $750 thousand was related to accrual of the FDIC’s mandatory special assessment imposed on all insured financial institutions for the purpose of replenishing its insurance fund. The remaining $430 thousand increase in deposit insurance expense was due to overall increases in rates as the FDIC continues to raise insurance premiums to cover higher monitoring costs and claims as well as growth in insured customer deposits. Salaries and employee benefits as well as occupancy costs increased a combined $2.4 million primarily due to additional costs incurred as new branches were opened during the past year in Asheville and Clayton in addition to the four branches purchased in the Fayetteville market in December 2008. Also partially contributing to this increase were nonrecurring costs incurred for the planned closing of two branches as part of a consolidation strategy in the Triad market as the Company continues to improve the efficiency of its branch network. The planned branch consolidation added $68 thousand and $127 thousand to employee benefits and occupancy expense, respectively, during the second quarter of 2009. Additionally, salaries and employee benefits increased from normal compensation increases while occupancy expenses increased from higher rent due to sale-leaseback agreements signed for three existing branch facilities in September 2008.

Data processing and telecommunications costs rose from increased transaction volume due to growth in the Company’s primary business lines since much of the data processing costs are volume based. Professional fees increased from higher legal fees related to professional consultation on various matters, including compliance with executive compensation and corporate governance requirements of CPP participants. Business development and travel costs declined as management continues to closely monitor and control discretionary spending and as a second partner was recruited to sublease the corporate airplane. Furniture and equipment, advertising and office expenses remained relatively flat over the quarters under comparison.

Amortization of deposit premiums increased from additional amortization required on the core deposit intangible recognized as part of the acquisition of four Fayetteville branches in December 2008. Miscellaneous loan handling costs increased partially due to loan growth but primarily due to higher levels of loan collection costs. Directors fees increased largely from an accelerated payout of deferred compensation benefits upon the death of a former director. Insurance costs rose as levels of foreclosed properties have increased. Other noninterest expense declined as the Company incurred lower losses on foreclosed property sales and successfully reduced operational losses throughout its branch network. Management continues to focus on maintaining a strong control environment and providing sufficient employee training to mitigate the risk of operational losses at its branches.

Income Taxes. Income taxes decreased from expense of $1.7 million for the six months ended June 30, 2008 to a benefit of $0.4 million for the six months ended June 30, 2009. The decrease in tax expense (benefit) is due to the decline in pretax income (loss) over the same periods. The decline in the effective tax rate from 27.6% for the six months ended June 30, 2008 to 11.8% for the six months ended June 30, 2009 was primarily due a decrease in projected annual taxable income relative to pretax book income used in the intraperiod tax allocations for the periods under comparison. Taxable income and book income can vary significantly due to nontaxable income such as municipal bond interest and bank-owned life insurance income.

Financial Condition

Total assets as of June 30, 2009 were $1.70 billion, an increase of $41.1 million, or 2.5%, from $1.65 billion as of December 31, 2008. The increase in total assets for the six months ended June 30, 2009 was primarily due to a $35.2 million increase in the Company’s loan portfolio, net of allowance for loan losses, since December 31, 2008. Total earning assets were $1.62 billion as of June 30, 2009 compared to $1.60 billion as of December 31, 2008. Earning assets represented 95.3% and 94.3% of total assets as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, investment securities were $268.2 million compared to $278.1 million as of December 31, 2008. Interest-earning cash, federal funds sold and short term investments were $53.6 million as of June 30, 2009 compared to $26.8 million as of December 31, 2008. Allowance for loan losses was $18.6 million as of June 30, 2009 compared to $14.8 million as of December 31, 2008, representing approximately 1.44% and 1.18%, respectively, of total loans as of both dates. Management believes that the allowance balance is adequate to absorb estimated losses inherent in the current loan portfolio. See “Asset Quality” section below for further discussion of the allowance for loan losses.

Total deposits as of June 30, 2009 were $1.38 billion, an increase of $65.5 million, or 5.0%, from $1.32 billion as of December 31, 2008. The increase was primarily due to a $41.2 million increase in demand deposit accounts and a $30.9 million increase in time deposits, partially offset by a $6.5 million decrease in money market deposits. Time deposits represented 60.4% of total deposits at June 30, 2009 compared to 61.1% at December 31, 2008.

Index
Total shareholders’ equity decreased from $148.5 million as of December 31, 2008 to $143.3 million as of June 30, 2009. Retained earnings declined by $6.1 million, reflecting a $3.1 million net loss for the six months ended June 30, 2009 in addition to $2.8 million of dividends declared during the period on common and preferred shares. Accumulated other comprehensive income, which represents the unrealized gains and losses on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, increased from $886 thousand as of December 31, 2008 to $1.2 million as of June 30, 2009. The increase in accumulated other comprehensive income was primarily due to an increase in the fair value of available-for-sale securities, partially offset by a decline in fair value of the cash flow hedge. See the Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for additional information regarding fluctuations in equity accounts during the six months ended June 30, 2009.

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

Index
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Based on this allowance calculation, management recorded a provision of $7.7 million for the six months ended June 30, 2009 compared to $1.4 million for the six months ended June 30, 2008. The significant increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $115.2 million from June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $3.9 million, or 0.30% of average loans (annualized), compared to net charge-offs of $1.1 million, or 0.19% of average loans (annualized), for the six months ended June 30, 2008.

The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2098 and 2008 (unaudited), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in thousands)

Allowance for loan losses, beginning of period	$18,480	$13,563	$14,795	$13,571
Net charge-offs:
Loans charged off:
Commercial	381	408	1,061	554
Construction	393	47	1,725	104
Consumer	720	137	793	730
Home equity	22	90	145	90
Residential mortgage	90	–	255	–
Total charge-offs	1,606	682	3,979	1,478
Recoveries of loans previously charged off:
Commercial	1	136	62	323
Construction	20	–	20	–
Consumer	14	42	24	76
Home equity	1	–	2	1
Residential mortgage	–	1	–	2
Total recoveries	36	179	108	402
Total net charge-offs	1,570	503	3,871	1,076
Loss provision charged to operations	1,692	850	7,678	1,415
Allowance for loan losses, end of period	$18,602	$13,910	$18,602	$13,910

Net charge-offs to average loans during the period (annualized)	0.49%	0.17%	0.30%	0.19%
Allowance as a percent of gross loans	1.44%	1.18%	1.44%	1.18%

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

Index
The following table presents an analysis of nonperforming assets as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial	$6,635	$4,682
Construction	11,336	3,843
Consumer	32	92
Home equity	140	275
Residential mortgage	387	223
Total nonperforming loans	18,530	9,115
Foreclosed property held	5,170	1,347
Total nonperforming assets	$23,700	$10,462

Nonperforming loans to total loans	1.43%	0.73%
Nonperforming assets to total assets	1.40%	0.63%
Allowance coverage of nonperforming loans	100%	162%

Foreclosed property increased to $5.2 million at June 30, 2009 from $1.3 million at December 31, 2008. The increase was primarily due to the repossession during the quarter of certain commercial and residential real estate. The Company is actively marketing all of its foreclosed property. Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. It is the Company’s practice to obtain updated appraisals and/or valuations for all foreclosed assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. Impaired loans totaled $34.5 million at June 30, 2009, compared to $13.7 million at December 31, 2008. The increase in impaired loans is generally consistent with the increase in nonperforming loans and is primarily due to weakness experienced in the local economy and real estate markets from the current recession. As of June 30, 2009 and December 31, 2008, impaired loans on relationships over $750 thousand totaled $26.7 million and $9.7 million, respectively, with specific reserves of $1.9 million and $0.2 million, respectively. These loans were evaluated individually based on the present value of expected future cash flows or the fair value of the collateral. As of June 30, 2009 and December 31, 2008, impaired loans on relationships less than $750 thousand, totaled $7.8 million and $4.0 million, respectively, with associated reserves of $0.6 million and $0.7 million, respectively. These loans were measured for impairment based on pools of loans stratified by common risk characteristics. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established.

The following table summarizes TDRs, which are all classified as impaired loans, as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Performing TDRs:
Commercial	$4,352	$219
Construction	10,065	5,624
Consumer	258	–
Home equity	40	–
	14,715	5,843
Nonperforming TDRs:
Commercial	1,877	–
Construction	9,921	–
Home equity	94	–
Residential mortgage	36	81
	11,928	81
Total TDRs	$26,643	$5,924

Index
Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. Of the $26.6 million of TDRs at June 30, 2009, loans totaling $14.7 million were accruing interest and were not included in nonperforming loans at June 30, 2009. The largest of these is a loan relationship with a regional homebuilder located in the Triangle market with an outstanding balance of $5.6 million as of June 30, 2009. The loans were restructured to provide the borrower a period of time to complete construction on homes that were subsequently placed on the market for sale. The borrower is current on all principal and interest payments due according to the restructured note terms. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.

These performing TDRs were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated for impairment in accordance with SFAS No. 114. As of June 30, 2009, loan loss reserves allocated to TDRs totaled $2.2 million.

Liquidity and Capital Resources

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. As of June 30, 2009, the Company met all of its regulatory liquidity requirements.

The Company had $72.7 million in its most liquid assets, cash and cash equivalents, as of June 30, 2009. The Company’s principal sources of funds are loan repayments, deposits, short-term borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.19 billion, or 70.4%, of total assets as of June 30, 2009 compared to $1.17 billion, or 70.7%, of total assets as of December 31, 2008. Additional sources of liquidity are available to the Company through the Federal Reserve and through membership in the FHLB system as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2009 (unaudited) and the minimum requirements are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$184,241	12.77%	$144,287	10.00%
Tier I capital (to risk-weighted assets)	166,186	11.52	86,572	6.00
Tier I capital (to average assets)	166,186	9.94	83,589	5.00

Capital Bank:
Total capital (to risk-weighted assets)	$181,408	12.57%	$144,282	10.00%
Tier I capital (to risk-weighted assets)	163,353	11.32	86,569	6.00
Tier I capital (to average assets)	163,353	9.86	82,874	5.00

Index
Total shareholders’ equity was $143.3 million as of June 30, 2009. Management believes this level of shareholders’ equity provides adequate capital to support the Company’s growth and to maintain a well capitalized position.

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

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million (each a “Qualified Equity Offering”). The Treasury may also transfer the Series A Preferred Stock to a third party at any time. Through June 30, 2009, the Company made dividend payments to the Treasury totaling approximately $877,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2008 to June 30, 2009.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. During the course of their evaluation, management discovered that, as a result of human error, the Company failed to timely file a Form 8-K pursuant to Item 5.02 in connection with the award of certain discretionary bonuses under the Company’s Annual Incentive Plan. As a result, management has implemented further training of relevant Company personnel and Board members regarding Form 8-K triggers and the timing related thereto. Based upon that evaluation, the CEO and CFO concluded that, as of the period covered by the report, the Company’s disclosure controls and procedures are effective in that they provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

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

The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. We significantly increased our provision for loan losses in the six months ended June 30, 2009 primarily due to deteriorating economic conditions and weakness in local real estate markets. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold during the quarter ended June 30, 2009 that were not registered under the Securities Act. There were no repurchases (both open market and private transactions) during the six months ended June 30, 2009 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During our annual meeting of shareholders on May 28, 2009, the following matters were submitted to a vote of the shareholders with the results shown below:

(1) Elected five nominees to serve as Class III directors with terms continuing until the Annual Meeting of Shareholders in 2012. The votes were cast as follows:
Name	Votes For	Votes Withheld

Leopold I. Cohen	8,270,579	442,341
O. A. Keller, III	7,884,192	828,728
Ernest A. Koury, Jr.	7,905,535	807,385
George R. Perkins, III	8,286,764	426,156
Carl H. Ricker, Jr.	7,866,146	846,774

(2) Ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were cast as follows:
Votes For	Votes Against	Abstained
8,505,043	181,510	26,366

(3) Approval of a nonbinding advisory proposal regarding Capital Bank Corporation’s overall pay-for-performance executive compensation program. The votes were cast as follows:
Votes For	Votes Against	Abstained
7,656,729	994,345	61,847

(4) Approval of the reservation of 500,000 additional shares of Capital Bank Corporation common stock for issuance under the Capital Bank Corporation Deferred Compensation Plan for Outside Directors. The votes were cast as follows:

Votes For	Votes Against	Abstained
5,608,375	871,953	138,827

Index

(5)  Approval of the reservation of 500,000 additional shares of Capital Bank Corporation common stock for issuance under the Capital Bank Corporation Equity Incentive Plan. The votes were cast as follows:

Votes For	Votes Against	Abstained
5,555,339	924,900	138,917

The matters listed above are described in detail in our definitive proxy statement dated April 17, 2009 for the Annual Meeting of Shareholders held on May 28, 2009.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 10.1
Form of Incentive Stock Option Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed with the SEC on July 20, 2009)

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 7th day of August 2009.

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

Exhibit 10.1
Form of Incentive Stock Option Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed with the SEC on July 20, 2009)

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