Form 10-K/A
CAPITAL BANK CORP
filed 2009-10-09
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

Explanatory Note

Capital Bank Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009. The purpose of this amendment is to amend and restate Item 5 and the exhibit list of Item 15. Item 5 is being amended and restated to correct inadvertent misstatements of high and low sales prices of the Company’s common stock during the 2008 fiscal year, as well as to clarify the Company’s statements regarding recent sales of unregistered securities and its dividend policy. The Company is amending and restating the exhibit list of Item 15 to correct and/or add exhibits 3.01, 3.02, 10.09, 10.12, 10.19, 10.20, 10.21 and 24.01, which were incorrectly stated or omitted in the original exhibit listing and filing. The Company is filing herewith currently dated certifications in Exhibits 31.03 and 31.04. The remainder of the Company’s Annual Report on Form 10-K remains unchanged and is not reproduced in this Amendment No. 1.

This report speaks as of the original filing date of the Company’s Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to March 16, 2009. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that the Company has made with the SEC since the date of the original filing.

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

	High	Low	Cash Dividends per Share Declared

2008
First quarter	$12.99	$8.60	$0.08
Second quarter	11.49	8.55	0.08
Third quarter	10.73	7.00	0.08
Fourth quarter	9.40	5.64	0.08

2007
First quarter	$18.25	$16.80	$0.08
Second quarter	17.94	16.36	0.08
Third quarter	17.25	12.70	0.08
Fourth quarter	15.25	10.28	0.08

Dividend Policy. The Company’s shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company’s ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act and its organizational documents, including its Articles of Incorporation. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during each of 2008 and 2007, the Company declared and paid dividends totaling $0.32 per share (see chart above for declared quarterly dividends). The Company currently intends to maintain its dividend payment to shareholders in the form of quarterly cash dividends if such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. The Company’s earnings and projected future earnings as well as capital levels will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will continue to be paid to shareholders, and if so, the appropriate amount. In addition, the Company’s participation in the U.S. Treasury’s Capital Purchase Program under its Troubled Asset Relief Program limits the ability of the Company to increase its quarterly dividends until the earlier of (i) December 12, 2011 or (ii) the date on which the Company has redeemed all of its shares of preferred stock held by the U.S. Treasury or the date the U.S. Treasury has transferred all of its shares of the Company’s preferred stock to a third party. Actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by the Company’s Board of Directors as well as the limitations discussed above.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously disclosed by the Company in a Current Report on Form 8-K in connection with such transaction.

Repurchases of Equity Securities. On January 24, 2008, the Company’s Board of Directors authorized the repurchase (in the open market or in any private transaction) of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. On February 23, 2006, the Company’s Board of Directors authorized a program to repurchase up to 1.0 million shares of the Company’s outstanding common stock. The repurchase program was for a period of up to two years and superseded the share repurchase program authorized by the Company’s Board of Directors on December 22, 2004, which authorized the repurchase of up to 100,000 shares, under which Company did not acquire any shares. As of December 31, 2008, there were an aggregate of 989,900 shares remaining authorized for future repurchases. For the year ended December 31, 2008, the Company repurchased a total of 10,166 shares at an aggregate cost of $91,728.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 9th day of October 2009.

CAPITAL BANK CORPORATION

By: /s/ B. Grant Yarber
B. Grant Yarber
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.01
Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2005)

2.02	List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2005)

3.01
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-65853) filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998, and February 8, 1999)

3.02	Articles of Amendment of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

3.03	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

4.01
Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-65853) filed with the SEC on October 19, 1998, as amended on November 10, 1998, December 21, 1998 and February 8, 1999)

4.02	In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the SEC upon request.

4.03	Specimen Series A Preferred Stock Certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.04	Warrant to Purchase up to 749,619 Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.01	Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003)*

10.02
Form of Stock Award Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007)*

10.03	Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference from Appendix A to the Company’s Proxy Statement for Annual Meeting held on May 26, 2005)*

10.04
Amended and Restated Deferred Compensation Plan for Outside Directors, effective November 20, 2008 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.05	Capital Bank Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005)*

10.06
Amended and Restated Capital Bank Defined Benefit Supplemental Executive Retirement Plan, effective December 18, 2008 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.07	Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005)*

10.08
Amended and Restated Capital Bank Supplemental Retirement Plan for Directors, effective December 18, 2008 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit No.	Description

10.09
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.10
Employment Agreement, dated January 31, 2008, by and between Michael R. Moore and Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)*

10.11
Employment Agreement, dated January 25, 2008, by and between David C. Morgan and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)*

10.12
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.13
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.14
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.15
Agreement, dated November 2001, between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

10.16
Letter agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.17	Form of Waiver with Senior Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.18
Form of Letter Agreement Limiting Executive Compensation with Senior Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.19
Summary of Material Terms of the Capital Bank Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 8, 2008)*

10.20
Purchase and Assumption Agreement, dated September 25, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, and Omni National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the SEC on November 7, 2008)

10.21
Real Estate Purchase Agreement, dated October 6, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, Michael R. Moore and Viola V. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2008)

21.01	Subsidiaries of the Registrant (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

23.01	Consent of Independent Registered Public Accounting Firm (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

24.01	Power of Attorney (contained on signature page of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009

Exhibit No.	Description

31.01
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

31.02
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

31.03	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.04	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.01
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (previously furnished as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

32.02
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (previously furnished as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

*	Represents a management contract or compensatory plan or arrangement
**	Filed herewith