Form 10-Q
period 2009-09-30
CAPITAL BANK CORP
filed 2009-11-09
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of November 6, 2009 there were 11,300,369 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended September 30, 2009

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
	September 30, 2009	December 31, 2008
(Dollars in thousands)	(Unaudited)

Assets
Cash and due from banks:
Interest-earning	$14,377	$26,621
Noninterest-earning	38,317	27,705
Federal funds sold and short term investments	–	129
Total cash and cash equivalents	52,694	54,455
Investment securities:
Investment securities – available for sale, at fair value	252,631	266,656
Investment securities – held to maturity, at amortized cost	3,880	5,194
Other investments	5,988	6,288
Total investment securities	262,499	278,138
Loans – net of unearned income and deferred fees	1,357,243	1,254,368
Allowance for loan losses	(19,511)	(14,795)
Net loans	1,337,732	1,239,573
Premises and equipment, net	23,762	24,640
Bank-owned life insurance	22,571	22,368
Deposit premium, net	2,995	3,857
Deferred income tax	5,733	9,342
Accrued interest receivable	6,910	6,225
Other assets	20,054	15,634
Total assets	$1,734,950	$1,654,232

Liabilities
Deposits:
Demand, noninterest-bearing	$136,228	$125,281
Savings and interest-bearing checking	199,726	173,711
Money market deposit accounts	200,052	212,780
Time deposits less than $100,000	503,628	509,231
Time deposits $100,000 and greater	345,616	294,311
Total deposits	1,385,250	1,315,314
Repurchase agreements and federal funds purchased	9,464	15,010
Borrowings	147,000	132,000
Subordinated debentures	30,930	30,930
Other liabilities	12,781	12,464
Total liabilities	1,585,425	1,505,718

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	40,055	39,839
Common stock, no par value; 20,000,000 shares authorized; 11,300,369 and 11,238,085 shares issued and outstanding	139,784	139,209
Retained deficit	(35,465)	(31,420)
Accumulated other comprehensive income	5,151	886
Total shareholders’ equity	149,525	148,514
Total liabilities and shareholders’ equity	$1,734,950	$1,654,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$18,720	$17,875	$52,224	$55,485
Investment securities:
Taxable interest income	2,348	2,182	7,708	6,616
Tax-exempt interest income	759	801	2,286	2,435
Dividends	13	58	26	293
Federal funds and other interest income	18	15	34	103
Total interest income	21,858	20,931	62,278	64,932
Interest expense:
Deposits	6,797	7,837	21,596	24,935
Borrowings and repurchase agreements	1,506	2,267	4,782	7,333
Total interest expense	8,303	10,104	26,378	32,268
Net interest income	13,555	10,827	35,900	32,664
Provision for loan losses	3,564	760	11,242	2,175
Net interest income after provision for loan losses	9,991	10,067	24,658	30,489
Noninterest income:
Service charges and other fees	990	1,238	2,901	3,463
Mortgage fees and revenues	353	142	971	768
Other loan fees	57	392	549	892
Brokerage fees	155	169	468	570
Bank card services	409	357	1,133	1,010
Bank-owned life insurance	240	255	1,663	817
Net gain on investment securities	148	109	164	249
Gain on sale of branch	–	426	–	426
Other	155	179	488	559
Total noninterest income	2,507	3,267	8,337	8,754
Noninterest expense:
Salaries and employee benefits	5,128	5,065	16,945	15,237
Occupancy	1,471	1,097	4,192	3,297
Furniture and equipment	771	778	2,340	2,318
Data processing and telecommunications	555	565	1,759	1,525
Advertising	394	480	940	1,000
Office expenses	386	298	1,043	978
Professional fees	358	362	1,171	1,013
Business development and travel	268	360	843	1,033
Amortization of deposit premiums	287	256	862	770
Miscellaneous loan handling costs	339	252	874	570
Directors fees	295	360	1,131	949
Insurance	121	138	365	336
FDIC deposit insurance	474	214	1,882	442
Other	251	292	780	908
Total noninterest expense	11,098	10,517	35,127	30,376
Net income (loss) before tax (benefit) expense	1,400	2,817	(2,132)	8,867
Income tax (benefit) expense	(2,143)	805	(2,561)	2,473
Net income	$3,543	$2,012	$429	$6,394
Dividends and accretion on preferred stock	590	–	1,764	–
Net income (loss) attributable to common shareholders	$2,953	$2,012	$(1,335)	$6,394

Earnings (loss) per common share – basic	$0.26	$0.18	$(0.12)	$0.57
Earnings (loss) per common share – diluted	$0.26	$0.18	$(0.12)	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
(Dollars in thousands except share data)

Balance at January 1, 2008	11,169,777	$136,154	$–	$161	$27,985	$164,300
Repurchase of outstanding common stock	(10,166)	(92)				(92)
Issuance of common stock for options exercised	15,591	103				103
Issuance of common stock for services	51,883	582				582
Stock option expense		24				24
Net income					6,394	6,394
Net unrealized loss on securities – available for sale, net of tax benefit of $1,535				(2,447)		(2,447)
Net unrealized gain on cash flow hedge, net of tax of $222				354		354
Comprehensive income						4,301
Dividends on common stock ($0.24 per share)					(2,697)	(2,697)
Balance at September 30, 2008	11,227,085	$136,771	$–	$(1,932)	$31,682	$166,521

Balance at January 1, 2009	11,238,085	$139,209	$39,839	$886	$(31,420)	$148,514
Issuance of common stock for services	62,284	120				120
Stock option expense		38				38
Directors’ deferred compensation expense		417				417
Accretion of preferred stock discount			216		(216)	–
Net income					429	429
Net unrealized gain on securities – available for sale, net of tax of $3,778				6,022		6,022
Net unrealized loss on cash flow hedge, net of tax benefit of $1,072				(1,709)		(1,709)
Prior service cost recognized on SERP, net of amortization of $6				(48)		(48)
Comprehensive income						4,694
Dividends on preferred stock					(1,548)	(1,548)
Dividends on common stock ($0.24 per share)					(2,710)	(2,710)
Balance at September 30, 2009	11,300,369	$139,784	$40,055	$5,151	$(35,465)	$149,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	2009	2008
(Dollars in thousands)

Cash flows from operating activities:
Net income	$429	$6,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,242	2,175
Amortization of deposit premium	862	770
Depreciation	2,271	2,085
Stock-based compensation	546	424
Net gain on investment securities	(164)	(249)
Net amortization of premium/discount on investment securities	117	67
Loss on disposal of premises, equipment and real estate owned	79	76
Gain on sale of branch	–	(426)
Deferred income tax expense (benefit)	886	(253)
Increase in cash surrender value of bank-owned life insurance	(203)	(626)
Net (increase) decrease in accrued interest receivable and other assets	(746)	513
Net increase (decrease) in accrued interest payable and other liabilities	118	(444)
Net cash provided by operating activities	15,437	10,506

Cash flows from investing activities:
Loan originations, net of principal repayments	(118,709)	(103,807)
Additions to premises and equipment	(2,710)	(3,744)
Proceeds from sales of premises, equipment and real estate owned	3,452	6,001
Net cash paid in sale of branch	–	(7,684)
Net purchases of FHLB stock	(20)	(168)
Purchase of securities – available for sale	(31,842)	(55,790)
Proceeds from principal repayments/calls/maturities of securities – available for sale	56,048	62,292
Proceeds from principal repayments/calls/maturities of securities – held to maturity	1,300	4,672
Net cash used in investing activities	(92,481)	(98,228)

Cash flows from financing activities:
Net increase in deposits	69,936	109,465
Net decrease in repurchase agreements	(5,546)	(17,610)
Net repayments of federal funds borrowed	–	(5,395)
Proceeds from borrowings	120,000	246,100
Principal repayments of borrowings	(105,000)	(247,100)
Repurchase of common stock	–	(92)
Issuance of common stock for options exercised	–	398
Dividends paid	(4,107)	(2,693)
Net cash provided by financing activities	75,283	83,073

Net change in cash and cash equivalents	(1,761)	(4,649)
Cash and cash equivalents at beginning of period	54,455	40,172
Cash and cash equivalents at end of period	$52,694	$35,523

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$10,605	$1,664
Dividends payable	$1,162	$898
Cash (received) paid for:
Income taxes	$(4,297)	$2,081
Interest	$27,412	$32,169

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.

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

Current Accounting Developments

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to amend the existing guidance in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for measuring the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value (“NAV”) per share or its equivalent. As a practical expedient, the amendments in ASU 2009-12 permit, but do not require, a reporting entity to measure the fair value of an investment in an investee within the scope of the amendments in the ASU based on the investee’s NAV per share or its equivalent. The amended guidance in ASC 820 is effective for interim and annual periods ending after December 15, 2009. The Company is evaluating the impact the amended guidance in ASU 2009-12 will have on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company is evaluating the impact the amended guidance in ASU 2009-05 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This Statement was incorporated into ASC 105 and became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 became effective for the quarterly period ended September 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement has not yet been incorporated into ASC. SFAS No. 166 amends SFAS No. 140 and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Statement is effective for annual reporting periods beginning after November 15, 2009 and interim and annual reporting periods thereafter. The Company is evaluating the impact that SFAS No. 166 will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement was incorporated into ASC 855 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations. In connection with the adoption of ASC 855, the Company evaluated all subsequent events through November 9, 2009 and has disclosed all material subsequent events in Note 12 (Subsequent Events).

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP was incorporated into ASC 820 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. Provisions of this FSP incorporated into ASC 820 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP was incorporated into ASC 320 and amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Provisions of this FSP incorporated into ASC 320 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP was incorporated into ASC 825 and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Provisions of this FSP incorporated into ASC 825 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations. See Note 10 (Fair Value of Financial Instruments) for interim disclosure required by these provisions of ASC 825.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement was incorporated into ASC 815 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. Provisions of this Statement incorporated into ASC 815 became effective for the quarterly period ended March 31, 2009, and adoption had no impact on the Company’s financial condition or results of operations. See Note 6 (Derivative Instruments) for disclosures required by these provisions of ASC 815.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This Statement was incorporated into ASC 805 and applies to all transactions or other events in which one entity obtains control over another. ASC 805 defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. ASC 805 requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Effective January 1, 2009, the Company adopted the provisions of this Statement which were incorporated into ASC 805 and will apply them to any business combination which occurs after that date.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Earnings Per Share

The Company has presented both basic and diluted EPS on the face of the Condensed Consolidated Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase EPS. EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2009 and 2008 (unaudited) were as follows:

Three Month Period Ended September 30, 2009 and 2008

	2009	2008
(Dollars in thousands)

Earnings available to common shareholders	$2,953	$2,012
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,469,064	11,302,008
Incremental shares from assumed exercise of stock options	–	11,380
Weighted average number of shares outstanding – diluted	11,469,064	11,313,388

For the three month period ended September 30, 2009, all outstanding options to purchase 377,083 shares of common stock were excluded from the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock. For the three month period ended September 30, 2008, options to purchase 90,411 shares of common stock were used in the diluted calculation and options to purchase 251,823 shares of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Nine Month Period Ended September 30, 2009 and 2008

	2009	2008
(Dollars in thousands)

Earnings (loss) attributable to common shareholders	$(1,335)	$6,394
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,450,640	11,300,623
Incremental shares from assumed exercise of stock options	–	13,570
Weighted average number of shares outstanding – diluted	11,450,640	11,314,193

Due to the net loss attributable to common shareholders for the nine month period ended September 30, 2009, the Company excluded potential shares in its EPS calculations since the effect of including those potential shares, if any, would have been antidilutive to the per share amounts. For the nine month period ended September 30, 2008, options to purchase 90,411 shares of common stock were used in the diluted calculation and options to purchase 251,823 shares of common stock were not included in the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

3.  Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and 2008 (unaudited) is as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Month Period Ended September 30, 2009 and 2008

	2009	2008
(Dollars in thousands)

Unrealized gain (loss) on securities – available for sale	$7,556	$(543)
Unrealized (loss) gain in fair value of cash flow hedge	(1,125)	31
Amortization of prior service cost recognized on SERP	1	–
Income tax (expense) benefit	(2,479)	197
Other comprehensive income (loss)	$3,953	$(315)

Nine Month Period Ended September 30, 2009 and 2008

	2009	2008
(Dollars in thousands)

Unrealized gain (loss) on securities – available for sale	$9,800	$(3,982)
Unrealized (loss) gain in fair value of cash flow hedge	(2,781)	576
Prior service cost recognized on SERP, net of amortization	(48)	–
Income tax (expense) benefit	(2,706)	1,313
Other comprehensive income (loss)	$4,265	$(2,093)

4.  Investment Securities

Investment securities as of September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

September 30, 2009
Available for sale:
U.S. agency obligations	$1,000	$38	$–	$1,038
Municipal bonds	74,225	2,526	33	76,718
Mortgage-backed securities	166,079	6,331	699	171,711
Other securities	3,236	3	75	3,164
	244,540	8,898	807	252,631
Held to maturity:
Municipal bonds	300	8	–	308
Mortgage-backed securities	3,580	75	168	3,487
	3,880	83	168	3,795
Other investments	5,988	–	–	5,988
Total at September 30, 2009	$254,408	$8,981	$975	$262,414

December 31, 2008
Available for sale:
U.S. agency obligations	$5,000	$448	$–	$5,448
Municipal bonds	75,489	38	5,097	70,430
Mortgage-backed securities	184,627	3,778	690	187,715
Other securities	3,250	–	187	3,063
	268,366	4,264	5,974	266,656
Held to maturity:
Municipal bonds	300	1	–	301
Mortgage-backed securities	4,894	54	564	4,384
	5,194	55	564	4,685
Other investments	6,288	–	–	6,288
Total at December 31, 2008	$279,848	$4,319	$6,538	$277,629

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 (unaudited).

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
Municipal bonds	$–	$–	$2,569	$33	$2,569	$33
Mortgage-backed securities	4,164	54	3,890	645	8,054	699
Other securities	–	–	411	75	411	75
	4,164	54	6,870	753	11,034	807
Held to maturity:
Mortgage-backed securities	–	–	1,810	168	1,810	168
Total at September 30, 2009	$4,164	$54	$8,680	$921	$12,844	$975

Unrealized losses on the Company’s investments in mortgage-backed securities are due to a combination of interest rate fluctuations and widened credit spreads, particularly on non-government guaranteed mortgage securities. Mortgage-backed securities include securities issued by government agencies and corporate entities (“private label mortgage securities”). The contractual cash flows of mortgage-backed securities issued by government agencies are fully guaranteed by an agency of the U.S. government. Private label mortgage securities, the majority of which were issued prior to 2006, in the portfolio have all received an investment grade credit rating by one of the major credit rating firms. Unrealized losses on the Company’s investments in municipal bonds, which declined to $33 thousand as of September 30, 2009, are partially related to interest rate changes but are also largely related to concerns in the marketplace regarding credit quality of issuers and the viability of certain bond insurers. Municipal bonds in an unrealized loss position, however, are investment grade securities without considering bond insurance backing the issuer.

Each quarter, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings. The marketable securities in an unrealized loss position as of September 30, 2009 are all still performing and are expected to perform through maturity, have not experienced significant credit rating downgrades, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired as of September 30, 2009.

During the nine months ended September 30, 2009, the Company recorded an impairment charge of $320 thousand on an equity investment in Silverton Bank, a correspondent financial institution that was closed by the Federal Deposit Insurance Corporation (“FDIC”) in May 2009. The impairment charge represents the full amount of the Company’s investment in Silverton Bank and is recorded as a reduction to noninterest income on the Condensed Consolidated Statements of Operations. Because of restrictions on the ability to sell this investment, it did not have a readily determinable fair value and was recorded at cost when purchased.

5.  Loans

The composition of the loan portfolio by loan classification as of September 30, 2009 (unaudited) and December 31, 2008 is as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2009	December 31, 2008
(Dollars in thousands)

Commercial real estate:
Construction and land development	$466,756	$454,094
Commercial non-owner occupied 1	231,989	201,064
Total commercial real estate	698,745	655,158
Commercial owner occupied real estate	191,099	148,399
Commercial	214,898	203,831
Residential mortgage 2	145,853	139,975
Home equity	96,886	95,713
Consumer – other	9,749	11,215
	1,357,230	1,254,291
Deferred loan fees and origination costs, net	13	77
	$1,357,243	$1,254,368

1  Includes multifamily residential properties that are income producing.
2  Includes first lien and junior lien closed-end loans on 1–4 family residential properties.

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 (unaudited) is as follows:

	2009	2008
(Dollars in thousands)

Balance at beginning of period	$14,795	$13,571
Provision for loan losses	11,242	2,175
Loans charged off, net of recoveries	(6,526)	(1,729)
Balance at end of period	$19,511	$14,017

6.  Derivative Instruments

The Company maintains positions in derivative financial instruments as necessary to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. While these risk mitigation strategies at times can involve multiple derivative positions, the only outstanding derivative position maintained by the Company at September 30, 2009 was an interest rate swap on a portion of its prime-based loan portfolio.

In October 2006, the Company entered into a $100.0 million (notional) three-year interest rate swap agreement, which expired on October 9, 2009, to convert a portion of its prime-based loan portfolio to a fixed rate of 7.81%. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of the change in fair value of a cash flow hedge related to hedge ineffectiveness is recognized immediately as other noninterest income. The fair value of this cash flow hedge was $370 thousand and $3.2 million as of September 30, 2009 and December 31, 2008, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets. Unrealized gains/losses, net of taxes, are recorded in other comprehensive income on the Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income. No portion of the cash flow hedge was considered to be ineffective, and no portion of the change in fair value of the cash flow hedge was charged to other noninterest income during the nine months ended September 30, 2009 and 2008.

7.  Stock-Based Compensation

The Company uses stock-based compensation as an incentive for certain employees and non-employee directors. Stock-based grants currently take one of three forms: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options. The Company has stock option plans providing for the issuance of up to 1,150,000 options to purchase shares of the Company’s stock to officers and directors. As of September 30, 2009, options for 315,850 shares of common stock were outstanding and options for 575,559 shares of common stock remained available for future issuance. In addition, there were 566,071 issued options that were assumed under various plans from previously acquired financial institutions, of which 61,233 remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

The following is a summary of stock option information and the weighted average exercise price for the nine months ended September 30, 2009 (unaudited).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	377,083	$11.71
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at September 30, 2009	377,083	$11.71	4.47	$–

Options exercisable at September 30, 2009	282,883	$12.51	3.05	$–

The following table summarizes information about the Company’s stock options as of September 30, 2009 (unaudited).

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable

$6.00 – $9.00	129,631	4.60	69,631
$9.01 – $12.00	90,202	2.09	88,202
$12.01 – $15.00	20,000	6.88	8,800
$15.01 – $18.00	83,000	5.79	62,000
$18.01 – $18.37	54,250	5.24	54,250
	377,083	4.47	282,883

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

As of September 30, 2009, the Company had unamortized compensation expense related to unvested stock options of $152,000, which is expected to be amortized over 5 years. For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense of $38,000 and $24,000, respectively, related to stock options.

Restricted Stock. Outstanding restricted stock represents 20,000 shares with a vesting period of five years granted by the Board of Directors to certain employees in December 2008, and 24,000 shares with a vesting period of three years granted by the Board of Directors to certain key executives in December 2007. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Total compensation expense recognized in the nine month periods ended September 30, 2009 and 2008 related to these restricted stock awards was $91,000 and $76,000, respectively. As of September 30, 2009, the Company had 36,000 shares of unvested restricted stock grants representing unrecognized compensation expense of $224,000 to be recognized over the remaining vesting periods of the respective grants.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Compensation for Non-employee Directors. The Company administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may elect to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director does not elect to defer all or part of his fees, then he is not considered a participant in the Deferred Compensation Plan. The amount deferred is equal to 125 percent of total director fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason. For the nine month periods ended September 30, 2009 and 2008, the Company recognized $417,000 and $324,000, respectively, of expense related to the Deferred Compensation Plan.

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

The Company’s exposure to off-balance-sheet credit risk as of September 30, 2009 (unaudited) and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
(Dollars in thousands)

Unused lines of credit and overdraft lines	$251,159	$263,663
Standby letters of credit	9,248	4,233
Total commitments	$260,407	$267,896

9.  Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the fair value hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

Investment Securities. Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and corporate entities as well as municipal bonds. Securities classified as Level 3 include corporate debt instruments that are not actively traded. Held-to-maturity investment securities are recorded at amortized cost, not at fair value.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Instruments. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. At September 30, 2009, the Company’s derivative instruments consisted solely of a cash flow interest rate swap on a portion of the Company’s variable-rate commercial loan portfolio.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established based on the estimated value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 (Unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Investment securities – available for sale	$1,164	$249,467	$2,000	$252,631
Cash flow interest rate swap	–	370	–	370

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (unaudited):
Level 3 – Investment Securities
(Dollars in thousands)

Balance at January 1, 2009	$2,000
Total unrealized gains (losses) included in:
Net income	–
Other comprehensive income	–
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at September 30, 2009	$2,000

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 (Unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$–	$49,940	$49,940
Foreclosed assets	–	–	8,441	8,441

10.  Fair Value of Financial Instruments

Due to the nature of the Company’s business, a significant portion of its assets and liabilities consist of financial instruments. Accordingly, the estimated fair values of these financial instruments are disclosed. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

Fair values of cash and due from banks and federal funds sold are equal to the carrying value due to the nature of the financial instruments. Estimated fair values of investment securities are based on quoted market prices, if available, or model-based values from pricing sources for mortgage-backed securities and municipal bonds. Fair value of the net loan portfolio has been estimated using the present value of future cash flows, discounted at an interest rate giving consideration to estimated prepayment risk. The credit risk component of the loan portfolio has been set at the recorded allowance for loan losses balance for purposes of estimating fair value. Thus, there is no difference between the carrying amount and estimated fair value attributed to credit risk in the portfolio. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable. Derivative financial instruments are carried on the consolidated balance sheets at fair value based on external pricing sources.

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

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2009 (unaudited) and December 31, 2008 are as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$52,694	$52,694	$54,455	$54,455
Investment securities	262,499	262,414	278,138	277,629
Loans	1,337,732	1,337,449	1,239,573	1,235,216
Accrued interest receivable	6,910	6,910	6,225	6,225
Cash flow hedge	370	370	3,151	3,151

Financial Liabilities:
Non-maturity deposits	$536,006	536,006	$511,772	$511,772
Time deposits	849,244	863,783	803,542	810,691
Repurchase agreements and federal funds purchased	9,464	9,464	15,010	15,010
Borrowings	147,000	152,075	132,000	136,220
Subordinated debt	30,930	11,600	30,930	10,700
Accrued interest payable	1,891	1,891	2,925	2,925

The carrying amount and estimated fair value of the fair value interest rate swaps on certain fixed-rate Federal Home Loan Bank (“FHLB”) advances was $619,000 as of December 31, 2008. Since these swaps were considered to be effective hedges, there were offsetting adjustments to the fair value of the underlying FHLB advances for the same amount at that date. These interest rate swaps were either terminated or matured during the nine months ended September 30, 2009 and were no longer outstanding at the balance sheet date. There is no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $260.4 million and $267.9 million as of September 30, 2009 and December 31, 2008, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

11.  Contingencies

It was recently discovered that the 1st State Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”), which was to be terminated immediately prior to the Company’s merger with 1st State Bank in 2006, was not correctly terminated. Among other things, management has discovered that certain required filings with the Internal Revenue Service (“IRS”) related to the termination of the ESOP were never made, insufficient withholding taxes may have been submitted to the IRS, and incorrect distributions may have been made from the ESOP, resulting in potential overpayment of certain accounts and underpayment of others.

The Company is currently in the process of determining the source and extent of these potential errors and has engaged outside counsel and an independent third party record keeper to assist with correcting the errors and preparing the necessary filings with the IRS and U.S. Department of Labor. The Company may be subject to penalties and interest from the IRS due to the delinquent filings and insufficient payment of taxes and potential liability to participants in the ESOP. The Company may also be required to reimburse certain funds if improperly distributed from the ESOP. At this time, management is unable to estimate the corrective amounts that the Company may be required to contribute to the ESOP or submit to the IRS. If these amounts are material, such payments may have an adverse effect on the Company’s financial condition and results of operations.

12.  Subsequent Events

On October 22, 2009, the Company announced its intention to commence a public offering of approximately $55 million of its common stock, which will be underwritten by Sandler O’Neill + Partners, L.P. as book-running manager and Howe Barnes Hoefer & Arnett as co-manager. The underwriters will have a 30-day option to purchase up to 15% of the initial number of shares offered to cover over-allotments, if any. Proceeds from this public stock offering will be used for general corporate purposes, including to strengthen the capital of the Bank and to support its strategic growth opportunities. The precise amounts and the timing of the Company’s use of the net proceeds will depend upon market conditions, the Bank’s funding requirements, the availability of other funds and other factors. Management will retain broad discretion in the allocation of net proceeds from the offering.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

On November 3, 2009, the Company filed a definitive proxy statement with the SEC for a special meeting of shareholders, to be held on December 4, 2009, for the purpose of approving an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine months ended September 30, 2009 and 2008 for Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank, a state-chartered banking corporation that was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of September 30, 2009, the Company conducted no business other than holding stock in the Bank and its three trusts, Capital Bank Statutory Trust I, II, and III.

Capital Bank is a community bank engaged in the general commercial banking business and operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. As of September 30, 2009, the Bank had assets of approximately $1.73 billion, with gross loans and deposits outstanding of approximately $1.36 billion and $1.39 billion, respectively. Our principal executive office is located at 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, and our telephone number is (919) 645-6400. We operate 32 branch offices in North Carolina: five in Raleigh, four in Asheville, three in Burlington, two in Cary, four in Fayetteville, three in Sanford, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Siler City, Wake Forest and Zebulon.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement, automobiles, equity lines of credit, mortgage loans, credit loans, consumer loans, credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers and remote deposit capture; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. Through a partnership between the Bank’s financial services division and Capital Investment Companies, an unaffiliated Raleigh, North Carolina-based broker-dealer, the Bank also makes available a complete line of uninsured investment products and services.

As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, fees generated from originating mortgage loans, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising, data processing and telecommunications, professional fees, FDIC deposit insurance and other noninterest expenses.

Index
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

As a financial holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file with the Federal Reserve reports and other information regarding its business operations and the business operations of its subsidiaries. As a North Carolina chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the North Carolina Commissioner of Banks (“NC Commissioner”) and by the Federal Deposit Insurance Corporation (“FDIC”), as its primary federal regulator.

Certain Recent Developments

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC, as a result of recent economic turmoil that has affected the banking industry, is actively seeking to replenish its deposit insurance fund. The FDIC increased risk-based assessment rates uniformly by 7 basis points, on an annual basis, beginning with the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. The Company recorded total expense related to this special assessment of $765 thousand during the nine months ended September 30, 2009.

On September 29, 2009, the FDIC announced its intention to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments would be collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. This announcement had no impact on the Company’s financial results for the quarter ended September 30, 2009, and if the prepaid assessment is charged as announced, the cost will be recognized as expense ratably over the three year assessment period.

On October 22, 2009, the Company announced its intention to commence a public offering of approximately $55 million of its common stock, which will be underwritten by Sandler O’Neill + Partners, L.P. as book-running manager and Howe Barnes Hoefer & Arnett as co-manager. The underwriters will have a 30-day option to purchase up to 15% of the initial number of shares offered to cover over-allotments, if any. Proceeds from this public stock offering will be used for general corporate purposes, including to strengthen the capital of the Bank and to support its strategic growth opportunities. The precise amounts and the timing of the Company’s use of the net proceeds will depend upon market conditions, the Bank’s funding requirements, the availability of other funds and other factors. Management will retain broad discretion in the allocation of net proceeds from the offering.

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

The Company has identified four accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, investment impairment, income tax valuation allowances and impairment of long-lived assets. In many cases, there are several alternative judgments that could be used in the estimation process. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

As discussed in more detail below, the following is a summary of our significant results for the three and nine month periods ended September 30, 2009.

Index
•
The Company reported net income of $3.5 million for the quarter ended September 30, 2009 compared to net income of $2.0 million for the quarter ended September 30, 2008. After dividends and accretion on preferred stock issued under the Capital Purchase Program (“CPP”), net income available to common shareholders was $3.0 million, or $0.26 per diluted share, for the third quarter of 2009 compared with $2.0 million, or $0.18 per diluted share, for the same period one year ago. The third quarter results reflect improved net interest income coupled with recognized tax benefits, offset by a higher loan loss provision, lower noninterest income, and higher noninterest expense. Net income was $429 thousand for the nine months ended September 30, 2009 compared to $6.4 million for the nine months ended September 30, 2008. After dividends and accretion on preferred stock issued under the CPP, net loss attributable to common shareholders was $1.3 million, or $0.12 per diluted share, for the first nine months of 2009 compared with net income available to common shareholders of $6.4 million, or $0.57 per diluted share, for the first nine months of 2008.

•
Net interest income increased $2.7 million, or 25.2%, from $10.8 million for the quarter ended September 30, 2008 to $13.6 million for the quarter ended September 30, 2009. This improvement was partially due to an increase in net interest margin from 3.11% for the third quarter of 2008 to 3.41% for the third quarter of 2009, coupled with 13.9% growth in average earning assets. Net interest margin benefited from a significant decline in the cost of interest-bearing liabilities, partially offset by a decrease in loan yields on the Company’s prime-based loan portfolio. Net interest income increased $3.2 million, or 9.9%, from $32.7 million for the nine months ended September 30, 2008 to $35.9 million for the nine months ended September 30, 2009. This improvement was primarily due to growth of 12.4% in average earning assets, partially offset by a decrease in net interest margin from 3.18% for the first nine months of 2008 to 3.11% for the first nine months of 2009.

•
Provision for loan losses was $3.6 million for the quarter ended September 30, 2009 compared to $760 thousand for the quarter ended September 30, 2008. The increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings of certain borrowers as well as charge-offs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $163.1 million from September 30, 2008. Additionally, the decline in real estate values securing certain impaired loans required increased provision. Provision for loan losses was $11.2 million for the nine months ended September 30, 2009 compared to $2.2 million for the nine months ended September 30, 2008. The significant increase in the provision for the year to date period was primarily driven by deteriorating economic conditions and weakness in the local real estate markets.

•
Noninterest income decreased $760 thousand, or 23.3%, in the third quarter of 2009 compared to the same period one year ago. This decrease was partially attributable to a nonrecurring gain of $426 thousand recorded on the sale of the Company’s Greensboro branch in the third quarter of 2008. Service charge income, which includes overdraft and non-sufficient funds charges, fell by $248 thousand primarily from a decline in consumer spending during the current economic recession. Other loan fees declined by $335 thousand due to a drop in prepayment penalties charged as fewer business loans were prepaid given the current interest rate and economic environment. Noninterest income decreased $417 thousand, or 4.8%, in the first nine months of 2009 compared to the same period one year ago. This decrease was partially attributable to a nonrecurring gain of $426 thousand recorded on the sale of the Company’s Greensboro branch in the third quarter of 2008. Nonrecurring gains totaling $934 thousand were recorded from the collection of bank-owned life insurance (“BOLI”) policy proceeds during the current year upon the deaths of two former directors. Service charge income, which includes overdraft and non-sufficient funds charges, fell by $562 thousand.

•
Noninterest expense increased $581 thousand, from $10.5 million during the third quarter of 2008 to $11.1 million during the third quarter of 2009. This increase included higher FDIC deposit insurance expense of $260 thousand due to increases in assessment rates charged by the FDIC to cover higher monitoring costs and losses from insured financial institutions taken into receivership. Additionally, occupancy expense increased $374 thousand as new branches were opened during the past year in the Triangle region in addition to the four branches purchased in the Fayetteville market during December 2008. Noninterest expense increased $4.8 million, from $30.4 million during the first nine months of 2008 to $35.1 million during the first nine months of 2009. Included in the noninterest expense increase was significantly higher FDIC deposit insurance expense, of which $765 thousand was related to the FDIC’s mandatory special assessment collected on September 30, 2009. Salaries and employee benefits as well as occupancy costs increased primarily due to additional costs incurred from branches added to the franchise over the past year.

Index
•
Income taxes represented a benefit of $2.1 million for the quarter ended September 30, 2009 compared to tax expense of $805 thousand for the quarter ended September 30, 2008. Contributing to the benefit during the third quarter of 2009 was a nonrecurring benefit of $504 thousand related to income tax refunds to be received from federal and state tax authorities upon the amendment of multiple tax returns from previous years. The majority of the remaining decline in income taxes was related to changes in the Company’s estimated annual effective tax rate. Income taxes represented a benefit of $2.6 million for the nine months ended September 30, 2009 compared to tax expense of $2.5 million for the nine months ended September 30, 2008. The change in taxes for the year to date period also reflects refunds to be received from the amended prior year returns as well as changes to the Company’s estimated annual effective tax rate given higher levels of nontaxable income as well as increased loan loss provision.

Results of Operations

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008

The Company reported net income of $3.5 million for the quarter ended September 30, 2009 compared to net income of $2.0 million for the quarter ended September 30, 2008. After dividends and accretion on preferred stock issued under the CPP, net income available to common shareholders was $3.0 million, or $0.26 per diluted share, for the third quarter of 2009 compared with $2.0 million, or $0.18 per diluted share, for the same period one year ago. The third quarter results reflect an improved net interest margin coupled with recognized tax benefits and certain nonrecurring tax refunds, partially offset by a higher loan loss provision, lower noninterest income, and higher noninterest expense.

Net Interest Income. Net interest income increased $2.7 million, or 25.2%, from $10.8 million for the quarter ended September 30, 2008 to $13.6 million for the quarter ended September 30, 2009. Average earning assets increased $198.7 million to $1.63 billion for the quarter ended September 30, 2009 from $1.43 billion for the quarter ended September 30, 2008. Average interest-bearing liabilities increased $128.3 million to $1.41 billion for the quarter ended September 30, 2009 from $1.28 billion for the quarter ended September 30, 2008. The net interest margin on a fully tax equivalent basis increased by 30 basis points to 3.41% for the quarter ended September 30, 2009 from 3.11% for the quarter ended September 30, 2008. The earned yield on average interest-earning assets was 5.43% and 5.90% for the quarters ended September 30, 2009 and 2008, respectively, while the interest rate paid on average interest-bearing liabilities for those periods was 2.33% and 3.12%, respectively. The increase in the margin was primarily due to the significant decline in the cost of customer deposits through disciplined pricing controls and a more favorable competitive pricing landscape. Partially offsetting declining funding costs was a rapid decline in the prime lending rate late in 2008 which contributed to a decrease in loan yields on the Company’s prime-based loan portfolio.

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

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2009, June 30, 2009 and September 30, 2008 (Unaudited)
Tax Equivalent Basis (1)

	September 30, 2009			June 30, 2009			September 30, 2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$1,153,514	$16,550	5.69%	$1,115,003	$15,244	5.48%	$1,018,947	$15,469	6.02%
Home equity	93,651	983	4.16	94,054	974	4.15	84,441	1,133	5.32
Consumer and residential mortgages	83,034	1,276	6.15	76,514	1,194	6.24	73,103	1,273	6.97
Total loans	1,330,199	18,809	5.61	1,285,571	17,412	5.43	1,176,491	17,875	6.03
Investment securities (3)	263,513	3,512	5.33	278,033	3,731	5.37	250,896	3,452	5.50
Federal funds sold and interest-earning cash (4)	38,995	18	0.18	24,898	6	0.10	6,654	15	0.89
Total interest-earning assets	1,632,707	$22,339	5.43%	1,588,502	$21,149	5.34%	1,434,041	$21,342	5.90%
Cash and due from banks	8,256			15,294			22,517
Other assets	83,589			80,296			132,304
Allowance for loan losses	(19,262)			(18,705)			(14,052)
Total assets	$1,705,290			$1,665,387			$1,574,810

Liabilities and Equity
Savings deposits	$29,267	$11	0.15%	$29,609	$13	0.18%	$30,169	$30	0.39%
Interest-bearing demand deposits	366,632	1,095	1.18	368,132	1,152	1.26	342,575	1,802	2.09
Time deposits	845,311	5,691	2.67	796,306	5,868	2.96	679,162	6,005	3.51
Total interest-bearing deposits	1,241,210	6,797	2.17	1,194,047	7,033	2.36	1,051,906	7,837	2.96
Borrowed funds	130,098	1,260	3.84	140,682	1,273	3.63	174,735	1,786	4.06
Subordinated debt	30,930	240	3.08	30,930	278	3.61	30,930	407	5.22
Repurchase agreements and fed funds purchased	10,646	6	0.22	12,010	7	0.23	27,039	74	1.09
Total interest-bearing liabilities	1,412,884	$8,303	2.33%	1,377,669	$8,591	2.50%	1,284,610	$10,104	3.12%
Noninterest-bearing deposits	134,721			130,460			112,456
Other liabilities	12,198			12,042			11,174
Total liabilities	1,559,803			1,520,171			1,408,240
Shareholders’ equity	145,487			145,216			166,570
Total liabilities and shareholders’ equity	$1,705,290			$1,665,387			$1,574,810

Net interest spread (5)			3.10%			2.84%			2.78%
Tax equivalent adjustment		$481			$394			$411
Net interest income and net interest margin (6)		$14,036	3.41%		$12,558	3.17%		$11,238	3.11%

(1)	The tax equivalent basis is computed using a federal tax rate of 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	For comparison purposes, average balances have been adjusted for all periods presented to include cash held at the Federal Reserve as interest earning.
(5)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis (Unaudited)
Tax Equivalent Basis 1
	Three Months Ended September 30, 2009 vs. 2008
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans receivable	$(1,246)	$2,180	$934
Investment securities	(108)	168	60
Federal funds sold	(12)	15	3
Total interest income	(1,366)	2,363	997
Interest expense:
Savings and interest-bearing demand deposits and other	(798)	72	(726)
Time deposits	(1,433)	1,119	(314)
Borrowed funds	(94)	(432)	(526)
Subordinated debt	(167)	–	(167)
Repurchase agreements and fed funds purchased	(59)	(9)	(68)
Total interest expense	(2,551)	750	(1,801)
Increase in net interest income	$1,185	$1,613	$2,798

1  The tax equivalent basis is computed using a federal rate of 34%.

Interest income on loans rose from $17.9 million for the quarter ended September 30, 2008 to $18.7 million for the quarter ended September 30, 2009, an increase of $845 thousand, or 4.7%. This increase was primarily due to growth in the loan portfolio, partially offset by falling loan yields. Average loan balances rose by $153.7 million, or 13.1%, while loan yields decreased from 6.03% in the quarter ended September 30, 2008 to 5.61% in the quarter ended September 30, 2009. Declining loan yields were largely due to the drop in the prime rate from 5.00% at September 30, 2008 to 3.25% by the end of 2008. In October 2006, the Company entered into a three-year, $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of the commercial loan portfolio. The swap, which expired on October 9, 2009, increased loan interest income by $1.1 million and $675 thousand for the quarters ended September 30, 2009 and 2008, respectively, representing a benefit to net interest margin of 27 and 19 basis points, respectively, during the quarters.

Interest income on investment securities increased from $3.0 million in for the quarter ended September 30, 2008 to $3.1 million for the quarter ended September 30, 2009, an increase of $79 thousand, or 2.6%. This increase was due to growth in the investment portfolio, partially offset by lower investment yields. Average investment balances increased from $250.9 million for the quarter ended September 30, 2008 to $263.5 million for the quarter ended September 30, 2009, and the tax equivalent yield on investment securities decreased from 5.50% to 5.33% over the same period. The increase in average investment balances partially reflects management’s efforts to deploy excess funds and to effectively execute its asset-liability management strategy.

Interest expense on deposits decreased from $7.8 million for the quarter ended September 30, 2008 to $6.8 million for the quarter ended September 30, 2009. The decline is primarily due to falling average deposit rates from 2.96% for the quarter ended September 30, 2008 to 2.17% for the quarter ended September 30, 2009. For time deposits, which represented 68.1% and 64.6% of total average interest-bearing deposits for the quarters ended September 30, 2009 and 2008, respectively, the average rate decreased from 3.51% for the quarter ended September 30, 2008 to 2.67% for the quarter ended September 30, 2009, reflecting disciplined pricing controls and a more favorable competitive pricing landscape for customer deposits.

Interest expense on borrowings decreased from $2.3 million for the quarter ended September 30, 2008 to $1.5 million for the quarter ended September 30, 2009, partially due to declines in market interest rates as well as a $61.0 million decrease in average borrowings. The rate on average borrowings, including subordinated debt and repurchase agreements, for the quarter ended September 30, 2008 was 3.87% compared to 3.48% for the quarter ended September 30, 2009. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding FHLB advances to swap fixed rate borrowings to a variable rate. In February 2009, swaps on $15.0 million of advances were unwound, and the proceeds received from the swap counterparty will be amortized as a reduction to interest expense over the remaining term of the underlying advances. The remaining swaps on $10.0 million of advances expired during the second quarter of 2009. The net effect of the swaps, including amortization of swap terminations, was a decrease to interest expense of $62 thousand and $39 thousand for the quarters ended September 30, 2009 and 2008, respectively.

Index
Provision for Loan Losses. Provision for loan losses was $3.6 million for the quarter ended September 30, 2009 compared to $760 thousand for the quarter ended September 30, 2008. The increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings of certain borrowers as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $163.1 million from September 30, 2008. Net charge-offs for the quarter ended September 30, 2009 were $2.7 million, or 0.80% of average loans (annualized), compared to net charge-offs of $653 thousand, or 0.22% of average loans (annualized), for the quarter ended September 30, 2008. Nonperforming loans and past due loans, which include loans that are 30 days or more past due, increased from $7.4 million and $8.9 million, respectively, as of September 30, 2008 to $18.5 million and $25.2 million, respectively, as of September 30, 2009.

Noninterest Income. Noninterest income decreased from $3.3 million for the quarter ended September 30, 2008 to $2.5 million for the quarter ended September 30, 2009, a decline of $760 thousand, or 23.3%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the quarters ended September 30, 2009 and 2008 (unaudited).

	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$990	$1,238	$(248)	(20.0)%
Mortgage fees and revenues	353	142	211	148.6
Other loan fees	57	392	(335)	(85.5)
Brokerage fees	155	169	(14)	(8.3)
Bank card services	409	357	52	14.6
Bank-owned life insurance	240	255	(15)	(5.9)
Net gain on sale of investment securities	148	109	39	35.8
Gain on sale of branch	–	426	(426)	(100.0)
Other	155	179	(24)	13.4
Total noninterest income	$2,507	$3,267	$(760)	(23.3)%

Included in the total noninterest income decrease was a nonrecurring gain of $426 thousand recorded on the sale of the Company’s Greensboro branch in the third quarter of 2008. Although the Company grew core deposits over the past year, service charges and other fees, which also includes overdraft and non-sufficient funds charges decreased due to a significant decline in consumer spending during the current economic recession. Other loan fees declined due to a drop in prepayment penalties charged as fewer business loans were prepaid given the current interest rate and economic environment. Partially offsetting these declines was an increase in mortgage fees, which rose primarily as a result of higher mortgage origination volume that was benefited by a continued favorable interest rate environment for residential mortgage refinancing and home purchase activity.

Brokerage fees declined with increased concerns about the economic recession and volatility in the stock markets. Bank card services, which includes income received from debit card transactions, increased slightly from checking account growth offset by a decline in overall consumer spending. Bank-owned life insurance income declined from lower crediting rates on policies owned by the Company. Other noninterest income decreased primarily due to lower levels of sublease income.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Noninterest expense increased from $10.5 million for the quarter ended September 30, 2008 to $11.1 million for the quarter ended September 30, 2009, an increase of $581 thousand, or 5.5%. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. The following table presents the detail of noninterest expense and related changes for the quarters ended September 30, 2009 and 2008 (unaudited).

Index
	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$5,128	$5,065	$63	1.2%
Occupancy	1,471	1,097	374	34.1
Furniture and equipment	771	778	(7)	(0.9)
Data processing and telecommunications	555	565	(10)	(1.8)
Advertising	394	480	(86)	(17.9)
Office expenses	386	298	88	29.5
Professional fees	358	362	(4)	(1.1)
Business development and travel	268	360	(92)	(25.6)
Amortization of deposit premiums	287	256	31	12.1
Miscellaneous loan handling costs	339	252	87	34.5
Directors fees	295	360	(65)	(18.1)
Insurance	121	138	(17)	(12.3)
FDIC deposit insurance	474	214	260	121.5
Other	251	292	(41)	(14.0)
Total noninterest expense	$11,098	$10,517	$581	5.5%

The increase in noninterest expense included higher FDIC deposit insurance expense due to deposit growth as well as increases in assessment rates charged by the FDIC to cover higher monitoring costs and losses from insured financial institutions taken into receivership. On September 29, 2009, the FDIC announced its intention to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. This announcement had no impact on our financial results for the quarter ended September 30, 2009, and if the prepaid assessment is charged as announced, the cost will be recognized as expense ratably over the three year assessment period.

Salaries and employee benefits as well as occupancy costs increased primarily due to additional costs incurred as new branches were opened during the past year in the Triangle region in addition to the four branches purchased in the Fayetteville market during December 2008. Salary increases were partially offset by higher deferred loan costs due to a higher volume of loan originations and renewals. In addition to the new branches, occupancy expenses also increased from higher rent due to sale-leaseback agreements signed for three existing branch facilities in September 2008. Furniture and equipment expense as well as data processing and telecommunications costs remained relatively flat. Management continues to monitor and update the Company’s technology infrastructure in an efficient and cost controlled manner. Advertising and public relations expenses declined as the marketing strategy was re-focused to reduce certain radio and television advertising. Office expenses increased from higher printing costs related to promotional materials for the Company’s special financing mortgage program, which is designed to assist select home builder customers with selling certain residential properties. Professional fees remained relatively flat. Business development and travel costs declined as management continues to closely monitor and control discretionary spending and as a second partner was recruited to sublease the corporate airplane.

Amortization of deposit premiums increased from additional amortization required on the core deposit intangible recognized as part of the acquisition of four Fayetteville branches in December 2008. Miscellaneous loan handling costs increased partially due to loan growth but primarily due to higher levels of loan collection costs. Directors’ fees decreased as expense was higher in the third quarter of 2008, reflecting an increase in the Company’s stock price during the prior year quarter. The Deferred Compensation Plan for Outside Directors was modified in November 2008 which changed accounting for the stock-based compensation plan from variable to fixed cost. Insurance costs declined by a relatively small amount during the period. Other noninterest expense declined as the Company successfully reduced operational losses throughout its branch network. Management continues to focus on maintaining a strong control environment and providing sufficient employee training to mitigate the risk of operational losses at its branches.

Index
Income Taxes. Income taxes represented a benefit of $2.1 million for the quarter ended September 30, 2009 compared to tax expense of $805 thousand for the quarter ended September 30, 2008. Contributing to the benefit during the third quarter of 2009 was a nonrecurring benefit of $504 thousand related to income tax refunds to be received from federal and state tax authorities upon the amendment of multiple tax returns from previous years. These amended returns were filed during the third quarter following a thorough review by the Company’s tax professionals of previously filed federal and state tax returns. These refunds do not represent uncertain tax positions and were not the result of errors in previously filed tax returns. The majority of the remaining decline in income taxes was related to a change in the Company’s estimated annual effective tax rate given higher than normal levels of nontaxable income, which include municipal bond and loan income and bank-owned life insurance income, as well as higher levels of loan loss provisions over the year to date period. The change in estimated annual effective tax rate increased the tax benefit by $1.8 million for the third quarter of 2009. The Company expects to fully utilize these tax benefits to reduce taxable income in either a carryback period, to the extent possible, or in a carryforward period.

Nine month period ended September 30, 2009 compared to nine month period ended September 30, 2008

The Company reported net income of $429 thousand for the nine months ended September 30, 2009 compared to net income of $6.4 million for the nine months ended September 30, 2008. After dividends and accretion on preferred stock issued under the CPP, net loss attributable to common shareholders was $1.3 million, or $0.12 per diluted share, for the first nine months of 2009 compared with net income available to common shareholders of $6.4 million, or $0.57 per diluted share, for the first nine months of 2008. The year to date results reflect improved net interest income coupled with recognized tax benefits and certain nonrecurring tax refunds, offset by a higher loan loss provision, lower noninterest income, and higher noninterest expense.

Net Interest Income. Net interest income increased $3.2 million, or 9.9%, from $32.7 million for the nine months ended September 30, 2008 to $35.9 million for the nine months ended September 30, 2009. Average earning assets increased $176.3 million to $1.60 billion for the nine months ended September 30, 2009 from $1.42 billion for the nine months ended September 30, 2008. Average interest-bearing liabilities increased $112.6 million to $1.39 billion for the nine months ended September 30, 2009 from $1.28 billion for the nine months ended September 30, 2008. The net interest margin on a fully tax equivalent basis decreased by 7 basis points to 3.11% for the nine months ended September 30, 2009 from 3.18% for the nine months ended September 30, 2008. The earned yield on average interest-earning assets was 5.31% and 6.20% for the nine months ended September 30, 2009 and 2008, respectively, while the interest rate on average interest-bearing liabilities for those periods was 2.54% and 3.37%, respectively. The decrease in net interest margin was primarily due to a rapid decline in the prime lending rate late in 2008 which contributed to a decrease in loan yields on the Company’s prime-based loan portfolio. Partially offsetting falling loan yields was a significant decline in the cost of customer deposits through disciplined pricing controls and a more favorable competitive pricing landscape.

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

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)
Tax Equivalent Basis (1)

	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans receivable: (2)
Commercial	$1,121,652	$45,736	5.45%	$1,005,400	$47,959	6.35%
Home equity	93,855	2,923	4.16	81,626	3,555	5.80
Consumer and residential mortgages	78,467	3,654	6.21	75,032	3,971	7.06
Total Loans	1,293,974	52,313	5.41	1,162,058	55,485	6.36
Investment securities (3)	276,649	11,200	5.40	251,028	10,596	5.63
Federal funds sold and interest earning cash (4)	28,001	34	0.16	9,203	103	1.49
Total interest-earnings assets	1,598,624	$63,547	5.31%	1,422,289	$66,184	6.20%
Cash and due from banks	15,171			22,893
Other assets	80,917			138,346
Allowance for loan losses	(17,731)			(13,791)
Total assets	$1,676,981			$1,569,737

Liabilities and Equity
Savings deposits	$29,225	$37	0.17%	$30,363	$112	0.49%
Interest-bearing demand deposits	362,724	3,449	1.27	337,198	5,291	2.09
Time deposits	814,328	18,110	2.97	668,526	19,532	3.89
Total interest-bearing deposits	1,206,277	21,596	2.39	1,036,087	24,935	3.21
Borrowed funds	138,945	3,923	3.77	176,069	5,628	4.26
Subordinated debt	30,930	839	3.63	30,930	1,336	5.75
Repurchase agreements and fed funds purchased	12,156	20	0.22	32,575	369	1.51
Total interest-bearing liabilities	1,388,308	$26,378	2.54%	1,275,661	$32,268	3.37%
Noninterest-bearing deposits	130,061			114,676
Other liabilities	11,963			11,032
Total liabilities	1,530,332			1,401,369
Shareholders’ equity	146,649			168,368
Total liabilities and shareholders’ equity	$1,676,981			$1,569,737

Net interest spread (5)			2.77%			2.83%
Tax equivalent adjustment		$1,269			$1,252
Net interest income and net interest margin (6)		$37,169	3.11%		$33,916	3.18%

(1)	The tax equivalent basis is computed using a federal tax rate of approximately 34%.
(2)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(3)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(4)	For comparison purposes, average balances have been adjusted for all periods presented to include cash held at the Federal Reserve as interest earning.
(5)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis (Unaudited)
Tax Equivalent Basis 1
	Nine Months Ended September 30, 2009 vs. 2008
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans receivable	$(8,265)	$5,093	$(3,172)
Investment securities	(433)	1,037	604
Federal funds sold	(91)	22	(69)
Total interest income	(8,789)	6,152	(2,637)
Interest expense:
Savings and interest-bearing demand deposits and other	(2,139)	222	(1,917)
Time deposits	(4,593)	3,171	(1,422)
Borrowed funds	(636)	(1,069)	(1,705)
Subordinated debt	(492)	(5)	(497)
Repurchase agreements and fed funds purchased	(314)	(35)	(349)
Total interest expense	(8,174)	2,284	(5,890)
(Decrease) increase in net interest income	$(615)	$3,868	$3,253

1  The tax equivalent basis is computed using a federal rate of 34%.

Interest income on loans decreased from $55.5 million for the nine months ended September 30, 2008 to $52.2 million for the nine months ended September 30, 2009, a decline of $3.3 million, or 5.9%. This decrease was primarily due to declining loan yields, which fell from 6.36% in the nine months ended September 30, 2008 to 5.41% in the nine months ended September 30, 2009, the effect of which was partially offset by higher average loan balances, which increased by $131.9 million, or 11.4%. The declining loan yields were largely due to the drop in the prime rate from 5.00% at September 30, 2008 to 3.25% by the end of 2008. In October 2006, the Company entered into a three-year, $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of the commercial loan portfolio. The swap, which expired on October 9, 2009, increased loan interest income by $3.4 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively, representing a benefit to net interest margin of 28 and 16 basis points, respectively, during the periods.

Interest income on investment securities increased from $9.3 million in for the nine months ended September 30, 2008 to $10.0 million for the nine months ended September 30, 2009, an increase of $676 thousand, or 7.2%. This increase was due to growth in the investment portfolio, partially offset by lower investment yields. Average investment balances increased from $251.0 million for the nine months ended September 30, 2008 to $276.6 million for the nine months ended September 30, 2009, and the tax equivalent yield on investment securities decreased from 5.63% to 5.40% over the same period. The increase in average investment balances partially reflects management’s efforts to deploy excess funds and to effectively execute its asset-liability management strategy.

Interest expense on deposits decreased from $24.9 million for the nine months ended September 30, 2008 to $21.6 million for the nine months ended September 30, 2009. The decrease is primarily due to a decrease in average deposit rates from 3.21% for the nine months ended September 30, 2008 to 2.39% for the nine months ended September 30, 2009. For time deposits, which represented 67.5% and 64.5% of total average interest-bearing deposits for the nine months ended September 30, 2009 and 2008, respectively, the average rate decreased from 3.89% for the nine months ended September 30, 2008 to 2.97% for the nine months ended September 30, 2009, reflecting disciplined pricing controls and a more favorable competitive pricing landscape for customer deposits.

Interest expense on borrowings decreased from $7.3 million for the nine months ended September 30, 2008 to $4.8 million for the nine months ended September 30, 2009, partially due to declines in interest rates as well as a $57.5 million decrease in average borrowings. The rate on average borrowings, including subordinated debt and repurchase agreements, for the nine months ended September 30, 2008 was 4.08% compared to 3.51% for the nine months ended September 30, 2009. In July 2003, the Company entered into interest rate swap agreements on $25.0 million of its outstanding FHLB advances to swap fixed rate borrowings to a variable rate. In February 2009, swaps on $15.0 million of advances were unwound, and the proceeds received from the swap counterparty will be amortized as a reduction to interest expense over the remaining term of the underlying advances. The remaining swaps on $10.0 million of advances expired during the second quarter of 2009. The net effect of the swaps, including amortization of swap terminations, was a decrease to interest expense of $224 thousand and $20 thousand for the nine months ended September 30, 2009 and 2008, respectively.

Index
Provision for Loan Losses. Provision for loan losses was $11.2 million for the nine months ended September 30, 2009 compared to $2.2 million for the nine months ended September 30, 2008. The significant increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings of certain borrowers as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $163.1 million from September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 were $6.5 million, or 0.67% of average loans (annualized), compared to net charge-offs of $1.7 million, or 0.20% of average loans (annualized), for the nine months ended September 30, 2008. Nonperforming loans and past due loans, which include loans that are 30 days or more past due, increased from $6.4 million and $8.9 million, respectively, as of September 30, 2008 to $18.5 million and $25.2 million, respectively, as of September 30, 2009.

Noninterest Income. Noninterest income decreased from $8.8 million for the nine months ended September 30, 2008 to $8.3 million for the nine months ended September 30, 2009, an decrease of $417 thousand, or 4.8%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the nine months ended September 30, 2009 and 2008 (unaudited).

	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$2,901	$3,463	$(562)	(16.2)%
Mortgage fees and revenues	971	768	203	26.4
Other loan fees	549	892	(343)	(38.5)
Brokerage fees	468	570	(102)	(17.9)
Bank card services	1,133	1,010	123	12.2
Bank-owned life insurance	1,663	817	846	103.5
Net gain on sale of investment securities	164	249	(85)	(34.1)
Gain on sale of branch	–	426	(426)	(100.0)
Other	488	559	(71)	(12.7)
Total noninterest income	$8,337	$8,754	$(417)	(4.8)%

Included in the total noninterest income decrease was a nonrecurring gain of $426 thousand recorded on the sale of the Company’s Greensboro branch in the third quarter of 2008. In addition, nonrecurring gains totaling $934 thousand were recorded from the collection of BOLI policy proceeds during the current year to date period upon the deaths of two former directors. Partially offsetting the current period BOLI gains was a decline in net investment gains. Part of this decline was from the impairment charge of $320 thousand recorded on an equity investment in Silverton Bank, formerly a correspondent financial institution, during the first quarter of 2009. The impairment charge represented the full amount of the Company’s investment in Silverton Bank, which was closed by the FDIC in May 2009.

Although the Company grew core deposits over the past year, service charges and other fees, which also includes overdraft and non-sufficient funds charges decreased due to a significant decline in consumer spending during the current economic recession. Other loan fees declined due to a drop in prepayment penalties charged as fewer business loans were prepaid given the current interest rate and economic environment. Partially offsetting these declines was an increase in mortgage fees, which rose primarily as a result of higher mortgage origination volume that was benefited by a continued favorable interest rate environment for residential mortgage refinancing and home purchase activity. Brokerage fees declined with increased concerns about the economic recession and volatility in the stock markets. Bank card services, which includes income received from debit card transactions, increased from checking account growth offset by a decline in overall consumer spending. Other noninterest income decreased primarily due to lower levels of sublease income.

Noninterest Expense. Noninterest expense represents the costs of operating the Company. Noninterest expense increased from $30.4 million for the nine months ended September 30, 2008 to $35.1 million for the nine months ended September 30, 2009, an increase of $4.8 million, or 15.6%. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. The following table presents the detail of noninterest expense and related changes for the nine months ended September 30, 2009 and 2008 (unaudited).

Index
	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$16,945	$15,237	$1,708	11.2%
Occupancy	4,192	3,297	895	27.1
Furniture and equipment	2,340	2,318	22	0.9
Data processing and telecommunications	1,759	1,525	234	15.3
Advertising	940	1,000	(60)	(6.0)
Office expenses	1,043	978	65	6.6
Professional fees	1,171	1,013	158	15.6
Business development and travel	843	1,033	(190)	(18.4)
Amortization of deposit premiums	862	770	92	11.9
Miscellaneous loan handling costs	874	570	304	53.3
Directors fees	1,131	949	182	19.2
Insurance	365	336	29	8.6
FDIC deposit insurance	1,882	442	1,440	325.8
Other	780	908	(128)	(14.1)
Total noninterest expense	$35,127	$30,376	$4,751	15.6%

Included in the noninterest expense increase was significantly higher FDIC deposit insurance expense, of which $765 thousand was related to the FDIC’s mandatory special assessment collected on September 30, 2009. The remaining increase in FDIC deposit insurance expense was due to deposit growth as well as increases in assessment rates charged by the FDIC to cover higher monitoring costs and losses from insured financial institutions taken into receivership. On September 29, 2009, the FDIC announced its intention to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. This announcement had no impact on our financial results for the nine months ended September 30, 2009, and if the prepaid assessment is charged as announced, the cost will be recognized as expense ratably over the three year assessment period.

Salaries and employee benefits as well as occupancy costs increased primarily due to additional costs incurred as new branches were opened during the past year in the Triangle region in addition to the four branches purchased in the Fayetteville market during December 2008. Salary increases were partially offset by a drop in incentive bonuses as well as increases in deferred loan costs. In an effort to control expenses during the economic recession, the Company suspended incentive bonuses for all employees during 2009, which reduced expense by $824 thousand. In addition to the new branches opened, occupancy expenses also increased from higher rent due to sale-leaseback agreements signed for three existing branch facilities in September 2008.

Furniture and equipment expense remained relatively flat while data processing and telecommunications costs rose from increased transaction volume due to growth in the Company’s primary business lines since much of the data processing costs are volume based. Management continues to monitor and update the Company’s technology infrastructure in an efficient and cost controlled manner. Advertising and public relations expenses declined as the marketing strategy was re-focused to reduce certain radio and television advertising. Office expenses increased from higher printing costs related to promotional materials for the Company’s special financing mortgage program, which is designed to assist select home builder customers with selling certain residential properties. Professional fees increased from higher legal fees related to professional consultation on various matters, including compliance with executive compensation and corporate governance requirements of CPP participants. Business development and travel costs declined as management continues to closely monitor and control discretionary spending and as a second partner was recruited to sublease the corporate airplane.

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

Index
Income Taxes. Income taxes represented a benefit of $2.6 million for the nine months ended September 30, 2009 compared to tax expense of $2.5 million for the nine months ended September 30, 2008. Contributing to the benefit during the current year to date period was a nonrecurring benefit of $504 thousand related to income tax refunds to be received from federal and state tax authorities upon the amendment of multiple tax returns from previous years. These amended returns were filed during the third quarter of 2009 following a thorough review by the Company’s tax professionals of previously filed federal and state tax returns. These refunds do not represent uncertain tax positions and were not the result of errors in previously filed tax returns. The majority of the remaining decline in income taxes was related to a change in the Company’s estimated annual effective tax rate given higher than normal levels of nontaxable income, which include municipal bond and loan income and bank-owned life insurance income, as well as higher levels of loan loss provisions over the year to date period. The Company expects to fully utilize these tax benefits to reduce taxable income in either a carryback period, to the extent possible, or in a carryforward period.

Financial Condition

Total assets as of September 30, 2009 were $1.73 billion, an increase of $80.7 million, or 4.9%, from $1.65 billion as of December 31, 2008. The increase in total assets for the nine months ended September 30, 2009 was primarily due to a $98.2 million increase in the Company’s loan portfolio, net of allowance for loan losses, since December 31, 2008. Total earning assets were $1.63 billion as of September 30, 2009 compared to $1.56 billion as of December 31, 2008. Earning assets represented 94.2% and 94.3% of total assets as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, investment securities were $262.5 million compared to $278.1 million as of December 31, 2008. Interest-earning cash, federal funds sold and short term investments were $14.4 million as of September 30, 2009 compared to $26.8 million as of December 31, 2008. Allowance for loan losses was $19.5 million as of September 30, 2009 compared to $14.8 million as of December 31, 2008, representing approximately 1.44% and 1.18%, respectively, of total loans as of both dates. Management believes that the allowance balance is adequate to absorb estimated losses inherent in the current loan portfolio. See “Asset Quality” section below for further discussion of the allowance for loan losses.

Total deposits as of September 30, 2009 were $1.39 billion, an increase of $69.9 million, or 5.3%, from $1.32 billion as of December 31, 2008. The increase was primarily due to a $37.0 million increase in demand deposit accounts and a $45.7 million increase in time deposits, partially offset by a $12.7 million decrease in money market deposits. Time deposits represented 61.3% of total deposits at September 30, 2009 compared to 61.1% at December 31, 2008.

Total shareholders’ equity increased from $148.5 million as of December 31, 2008 to $149.5 million as of September 30, 2009. Retained earnings declined by $4.0 million, reflecting $429 thousand in net income for the nine months ended September 30, 2009 less $4.3 million of dividends declared during the period on common and preferred shares. Accumulated other comprehensive income, which represents the unrealized gains and losses on available-for-sale securities and derivatives accounted for as cash flow hedges, net of related tax benefits, increased from $886 thousand as of December 31, 2008 to $5.2 million as of September 30, 2009. The increase in accumulated other comprehensive income was primarily due to an increase in the fair value of available-for-sale securities, partially offset by a decline in fair value of the cash flow hedge. See the Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for additional information regarding fluctuations in equity accounts during the nine months ended September 30, 2009.

Asset Quality

Allowance for Loan Losses and Problem Loans. Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined loan amount, a sampling of loans within a lender’s authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. The Loan Review Manager reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors.

The allowance for loan losses is an amount that management believes will be adequate to absorb losses estimated inherent in existing loans, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific impaired loans, and current economic conditions and trends that may affect the borrowers’ ability to pay. The allowance calculation consists of two primary components: (1) a component for individual impairment, and (2) components for collective reserve, including a qualitative portion. The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

Index
Based on the quarterly allowance calculation, management recorded a provision of $11.2 million for the nine months ended September 30, 2009 compared to $2.2 million for the nine months ended September 30, 2008. The significant increase in the provision was largely driven by deteriorating economic conditions and weakness in the local real estate markets which resulted in downgrades to credit ratings of certain borrowers as well as chargeoffs of certain loans in the portfolio, but the provision increase was also partially due to loan growth of $163.1 million from September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 were $6.5 million, or 0.67% of average loans (annualized), compared to net charge-offs of $1.7 million, or 0.20% of average loans (annualized), for the nine months ended September 30, 2008.

The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2009 and 2008 (unaudited), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in thousands)

Allowance for loan losses, beginning of period	$18,602	$13,910	$14,795	$13,571
Net charge-offs:
Loans charged off:
Commercial	920	700	1,202	1,150
Commercial real estate	1,474	68	3,885	276
Residential mortgage	96	14	1,160	104
Home equity	40	12	185	20
Consumer – other	146	38	222	760
Total charge-offs	2,676	832	6,654	2,310
Recoveries of loans previously charged off:
Commercial	1	160	62	307
Commercial real estate	1	–	11	176
Residential mortgage	1	10	12	13
Home equity	–	1	2	12
Consumer – other	18	8	41	73
Total recoveries	21	179	128	581
Total net charge-offs	2,655	653	6,526	1,729
Loss provision charged to operations	3,564	760	11,242	2,175
Allowance for loan losses, end of period	$19,511	$14,017	$19,511	$14,017

Net charge-offs to average loans during the period (annualized)	0.80%	0.22%	0.67%	0.20%
Allowance to gross loans	1.44%	1.17%	1.44%	1.17%

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

Index
The following table presents an analysis of nonperforming assets and past due loans as of September 30, 2009 (unaudited) and December 31, 2008.

	September 30, 2009	December 31, 2008
(Dollars in thousands)

Nonperforming loans:
Commercial	$586	$348
Commercial real estate	15,701	6,754
Residential mortgage	1,905	1,738
Home equity	330	275
Total nonperforming loans	18,522	9,115
Other real estate owned 1	8,441	1,347
Total nonperforming assets	$26,963	$10,462

Past due loans: 2
Commercial	$4,454	$571
Commercial real estate	16,563	8,886
Residential mortgage	3,496	3,508
Home equity	709	641
Consumer – other	23	36
Total past due loans	$25,245	$13,642

Nonperforming loans to gross loans	1.36%	0.73%
Nonperforming assets to total assets	1.55%	0.63%
Past due loans to gross loans	1.86%	1.09%
Allowance coverage of nonperforming loans	105%	162%

1  Other real estate owned at September 30, 2009 includes $1.3 million of real estate from a closed branch office held for sale.
2  Past due loans include all loans that are 30 days or more past due.

Other real estate owned  (“OREO”), which includes foreclosed assets and other real property held for sale, increased to $8.4 million at September 30, 2009 from $1.3 million at December 31, 2008. The increase was primarily due to the repossession during the quarter of certain commercial and residential real estate. The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans to OREO. Subsequently, these properties are carried at the lower of carrying value or fair value. The Company obtains updated appraisals and/or valuations for all foreclosed assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. Impaired loans totaled $53.4 million at September 30, 2009, compared to $13.7 million at December 31, 2008. The increase in impaired loans is primarily due to weakness experienced in the local economy and real estate markets from the current recession. As of September 30, 2009 and December 31, 2008, impaired loans on relationships over $750 thousand totaled $44.8 million and $9.7 million, respectively, with specific reserves of $3.0 million and $0.2 million, respectively. These loans were evaluated individually based on the present value of expected future cash flows or the fair value of the collateral. As of September 30, 2009 and December 31, 2008, impaired loans on relationships less than $750 thousand, totaled $8.6 million and $4.0 million, respectively, with associated reserves of $0.5 million and $0.7 million, respectively. These loans were measured for impairment based on pools of loans stratified by common risk characteristics. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established.

Index
The following table summarizes performing TDRs, which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of September 30, 2009 (unaudited) and December 31, 2008.

	September 30, 2009	December 31, 2008
(Dollars in thousands)

Performing TDRs:
Commercial	$818	$–
Commercial real estate	27,624	5,624
Residential mortgage	480	219
Home equity	40	–
Consumer – other	78	–
Total performing TDRs	$29,040	$5,843

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. Of the $38.1 million of TDRs at September 30, 2009, loans totaling $29.0 million were accruing interest and were not included in nonperforming loans at September 30, 2009. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The performing TDRs were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2009, allowance for loan losses allocated to TDRs totaled $2.4 million.

Loan Portfolio Concentrations. The following table presents an analysis of the Company’s loan portfolio by collateral type as of September 30, 2009 (unaudited).

	As of September 30, 2009
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
(Dollars in thousands)

Commercial real estate:
Residential ADC	$288,016	$13,254	4.60%	$8,394	2.91%
Other commercial real estate	410,729	1,737	0.42	4,243	1.03
Total commercial real estate	698,745	14,991	2.15	12,637	1.81
Commercial owner occupied	191,112	710	0.37	2,434	1.27
Commercial:
Commercial and industrial	178,879	586	0.33	2,222	1.24
Municipal	18,382	–	–	10	0.05
Agriculture	15,670	–	–	112	0.71
Other	1,967	–	–	12	0.61
Total commercial	214,898	586	0.27	2,356	1.10
Residential mortgage:
First lien, closed-end	129,355	1,809	1.40	1,028	0.79
Junior lien, closed-end	16,498	96	0.58	303	1.84
Total residential mortgage	145,853	1,905	1.31	1,331	0.91
Home equity lines	96,886	330	0.34	450	0.46
Consumer – other	9,749	–	–	303	3.11
Total gross loans	$1,357,243	$18,522	1.36%	$19,511	1.44%

Index
Given the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development and construction (“ADC”) properties. As of September 30, 2009, approximately 51% of the loan portfolio had commercial real estate, excluding owner occupied properties, as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability certain borrowers to repay their loans. The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review. The following tables present an analysis of the Company’s commercial real estate portfolio, excluding commercial loans secured by commercial owner occupied properties, as of September 30, 2009 (unaudited).

Residential ADC Portfolio Analysis by Type
	As of September 30, 2009
	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

Loans outstanding	$170,206	$117,810	$288,016
Loans outstanding to gross loans	12.54%	8.68%	21.22%

Nonaccrual loans	$9,238	$4,016	$13,254
Nonaccrual loans to loans in category	5.43%	3.41%	4.60%

Allowance for loan losses	$6,365	$2,029	$8,394
ALLL to loans in category	3.74%	1.72%	2.91%

Residential ADC Portfolio Analysis by Region
	As of September 30, 2009
	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
(Dollars in thousands)

Triangle	$213,382	74.09%	$7,657	3.59%	$6,630	3.11%
Sandhills	19,900	6.91	–	–	481	2.42
Triad	5,732	1.99	–	–	61	1.06
Western	49,002	17.01	5,597	11.42	1,222	2.49
Total	$288,016	100.00%	$13,254	4.60%	$8,394	2.91%

Other Commercial Real Estate Portfolio Analysis by Type
	As of September 30, 2009
	Commercial Land / Development	Commercial Construction	Multifamily	C&I Real Estate Secured	Total
(Dollars in thousands)

Loans outstanding	$121,479	$57,261	$43,583	$188,406	$410,729
Loans outstanding to gross loans	8.95%	4.22%	3.21%	13.88%	30.26%

Nonaccrual loans	$32	$–	$–	$1,705	$1,737
Nonaccrual loans to loans in category	0.03%	0.00%	0.00%	0.90%	0.42%

Allowance for loan losses	$1,361	$367	$356	$2,159	$4,243
ALLL to loans in category	1.12%	0.64%	0.82%	1.15%	1.03%

Index
Other Commercial Real Estate Portfolio Analysis by Region
	As of September 30, 2009
	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
(Dollars in thousands)

Triangle	$283,002	68.90%	$37	0.01%	$2,929	1.03%
Sandhills	37,920	9.23	709	1.87	510	1.34
Triad	33,751	8.22	971	2.88	384	1.14
Western	56,056	13.65	20	0.04	420	0.75
Total	$410,729	100.00%	$1,737	0.42%	$4,243	1.03%

The Company utilizes interest reserves on certain commercial real estate loans to fund the interest payments which are funded from loan proceeds. The decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. For the lender, an interest reserve may provide an effective means for addressing the cash flow characteristics of a properly underwritten acquisition, development and construction loan. Similarly, for the borrower, interest reserves may provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.

To mitigate risks related to the use of interest reserves, the Company follows an interest reserve policy approved by its Board of Directors which sets underwriting standards for loans with interest reserves. These policies include loan-to-value (“LTV”) limits as well as guarantor strength and equity requirements. Additionally, strict monitoring requirements are followed. LTV limits have been established based on regulatory guidelines for each loan type, and any loan with an LTV (using an updated independent appraisal) exceeding those limits are immediately placed on nonaccrual status.

As of September 30, 2009, the Company had a total of 63 loans funded by an interest reserve with total outstanding balances of $151.8 million, representing approximately 11% of total outstanding loans. Total commitments on these loans equaled $203.1 million with total remaining interest reserves of $8.0 million, representing a weighted average term of approximately 15 months of remaining interest coverage. These loans had a weighted average LTV ratio of 59% based on the most recent appraisals. The following table summarizes the Company’s residential and commercial ADC loans with active interest reserves as of September 30, 2009 (unaudited).

	Outstanding Balance	Committed Balance	Number of Loans	Remaining Reserves
(Dollars in thousands)

Residential	$82,165	$92,689	39	$3,604
Commercial	69,620	110,378	24	4,394
Total ADC loans with interest reserves 1	$151,785	$203,067	63	$7,998

1  Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

Index
Liquidity and Capital Resources

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure that it meets those requirements. As of September 30, 2009, the Company met all of its regulatory liquidity requirements.

The Company had $52.7 million in its most liquid assets, cash and cash equivalents, as of September 30, 2009. The Company’s principal sources of funds are loan repayments, deposits, short-term borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.19 billion, or 68.5%, of total assets as of September 30, 2009 compared to $1.17 billion, or 70.7%, of total assets as of December 31, 2008. Additional sources of liquidity are available to the Company through the Federal Reserve and through membership in the FHLB system as well as access to funding through various brokered deposit programs, federal funds lines and security repurchase agreements.

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

To be categorized as well capitalized, the Company and the Bank each must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2009 (unaudited) and the minimum requirements to be well capitalized are presented in the following table.

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$188,183	12.42%	$151,524	10.00%
Tier I capital (to risk-weighted assets)	169,264	11.17	90,914	6.00
Tier I capital (to average assets)	169,264	9.87	85,784	5.00

Capital Bank:
Total capital (to risk-weighted assets)	$186,421	12.32%	$151,263	10.00%
Tier I capital (to risk-weighted assets)	167,502	11.07	90,758	6.00
Tier I capital (to average assets)	167,502	9.86	84,902	5.00

In December 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury (the “Securities Purchase Agreement”) pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the Treasury no longer owns any of the Series A Preferred Stock.

Index
The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. The amendment to the Company’s Articles of Incorporation designating the Series A Preferred Stock provides that such stock may not be redeemed prior to February 15, 2012, unless the Company has received aggregate proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million. In connection with the adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to the approval of the Treasury and the Federal Reserve, the Company may redeem the Series A Preferred Stock at any time regardless of whether or not the Company has replaced such funds from any other source. The Treasury may also transfer the Series A Preferred Stock to a third party at any time. Through September 30, 2009, the Company made cash dividend payments to the Treasury totaling $1.4 million.

On October 22, 2009, the Company announced its intention to commence a public offering of approximately $55 million of its common stock. The underwriters will have a 30-day option to purchase up to 15% of the initial number of shares offered to cover over-allotments, if any. Proceeds from this public stock offering will be used for general corporate purposes, including to strengthen the capital of the Bank and to support its strategic growth opportunities. The precise amounts and the timing of the Company’s use of the net proceeds will depend upon market conditions, the Bank’s funding requirements, the availability of other funds and other factors. Management will retain broad discretion in the allocation of net proceeds from this offering.

On November 3, 2009, the Company filed a definitive proxy statement with the SEC for a special meeting of shareholders, to be held on December 4, 2009, for the purpose of approving an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2008 to September 30, 2009.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective in that they provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

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

Risks Related to Our Business

U.S. and international credit markets and economic conditions could adversely affect our liquidity, financial condition and profitability.

Global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well capitalized and have not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may also adversely affect our liquidity, financial condition and profitability.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our liquidity or financial condition.

The Emergency Economic and Stabilization Act of 2008 (“EESA”), which established the Troubled Asset Relief Program (“TARP”), was enacted on October 3, 2008. As part of the TARP, the Treasury created the CPP, under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. We participated in the CPP and sold $41.3 million of our Series A Preferred Stock, and a warrant to purchase 749,619 shares of our common stock to the Treasury. Future participation in this or similar programs may subject us to additional restrictions and regulation. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition, results of operations, liquidity or stock price.

Index
Changes in local economic conditions could lead to higher loan charge-offs and reduce our net income and growth.

Our business is subject to periodic fluctuations based on local economic conditions in central and western North Carolina. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. Our operations are locally oriented and community-based. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve.

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

Because the majority of our borrowers are individuals and businesses located and doing business in Wake, Granville, Lee, Cumberland, Johnston, Chatham, Alamance, Buncombe, Catawba and Robeson Counties, North Carolina, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

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

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of September 30, 2009, approximately 85% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

Index
Additionally, recent weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations.

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At September 30, 2009, these loans totaled $466.8 million, or 34% of our total loan portfolio. Approximately $117.8 million of this amount was for construction of residential 1-4 properties and $57.3 million was for construction of commercial properties. Additionally, approximately $231.9 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $59.8 million, or 4% of our portfolio, at September 30, 2009.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2009, $100.2 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 22% and 0%, respectively, of our nonperforming loans at September 30, 2009.

Our non-owner occupied commercial real estate loans may be dependent on factors outside the control of our borrowers.

We originate non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on a non-owner occupied commercial real estate loan, our holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of September 30, 2009, our non-owner occupied commercial real estate loans totaled $232.0 million, or 17% of our total loan portfolio.

Index
Repayment of our commercial business loans is dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

We offer different types of commercial loans to a variety of small to medium-sized businesses. The types of commercial loans offered are owner-occupied term real estate loans, business lines of credit and term equipment financing. Commercial business lending involves risks that are different from those associated with non-owner occupied commercial real estate lending. Our commercial business loans are primarily underwritten based on the cash flow of the borrower and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.

As of September 30, 2009, our commercial business loans totaled $370.0 million, or 27% of our total loan portfolio. Of this number, $191.1 million was secured by owner-occupied real estate and $178.9 was secured by business assets.

A portion of our commercial real estate loan portfolio utilizes interest reserves which may not accurately portray the financial condition of the project and the borrower’s ability to repay the loan.

Some of our commercial real estate loans utilize interest reserves to fund the interest payments and are funded from loan proceeds. Our decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. When applied appropriately, an interest reserve can benefit both the lender and the borrower. For the lender, an interest reserve provides an effective means for addressing the cash flow characteristics of a properly underwritten acquisition, development and construction loan. Similarly, for the borrower, interest reserves provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, our use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, we may extend, renew or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses.

As of September 30, 2009, we had a total of 63 loans funded by an interest reserve with a total outstanding balance of $151.8 million, representing approximately 11% of our total outstanding loans. Total commitments of these loans equaled $203.1 million with total remaining interest reserves of $8.0 million, representing a weighted average term of approximately 15 months of remaining interest coverage. These loans had a weighted average loan-to-value ratio of 59% based on the most recent appraisals.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

Index
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge off additional loans, which could adversely affect our results of operations.

For the quarter ended September 30, 2009, we recorded a provision for loan losses of $3.6 million compared to $760 thousand for the quarter ended September 30, 2008, an increase of $2.8 million. We also recorded net loan charge-offs of $2.7 million for the quarter ended September 30, 2009 compared to $653 thousand for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, we recorded a provision for loan losses of $11.2 million compared to $2.2 million for the nine months ended September 30, 2008, an increase of $9.0 million. We also recorded net loan charge-offs of $6.5 million for the nine months ended September 30, 2009 compared to $1.7 million for the nine months ended September 30, 2008. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 22% of our nonperforming loans at September 30, 2009. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At September 30, 2009, our total nonperforming loans increased to $18.5 million, or 1.36% of total loans, compared to $6.4 million, or 0.54% of total loans, at September 30, 2008.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we may continue to experience increased delinquencies and credit losses. As a result, we may be required to make additional provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Index
The results of our internal stress test and third party cumulative loss analysis may be incorrect and may not accurately predict the impact on us if the condition of the economy were to deteriorate more than assumed.

Recently, the Federal Reserve Board announced the results of the Supervisory Capital Assessment Program (“SCAP”), commonly referred to as the “stress test,” of the near-term capital needs of the 19 largest U.S. bank holding companies. Although we were not subject to the Federal Reserve’s review under the SCAP, we conducted our own internal cumulative loss analysis or “stress test” of Capital Bank’s capital position as of September 30, 2009, using many of the same methodologies of the SCAP, but applying underlying economic assumptions relating to potential losses that we believed to be more appropriately tailored to reflect the composition of Capital Bank’s loan portfolio. In addition to our internal analysis, we recently retained a third party consultant to perform an independent review of our portfolio and to provide us with a cumulative loss analysis of our loan portfolio based on the methodology of the stress tests that were administered under the SCAP. Both our internal and the third party analysis used a “baseline” scenario as provided in the SCAP methodology, and our internal analysis also used a “more adverse” scenario as provided in the SCAP methodology. A “baseline” scenario assumes a path for the economy that follows a consensus forecast for certain economic variables, and a “more adverse” scenario assumes a more significant downturn.

Based on the results of our stress test and the cumulative loss analysis performed by the third party consultant, we believe that, following completion of this offering, we will be “well capitalized” from a regulatory capital perspective and will have sufficient capital to withstand the economic challenges facing our company even if the North Carolina and national economies weaken further or become weaker in the future than is currently expected. However, the results of our internal stress test and the cumulative loss analysis performed by the third party consultant may be inaccurate. In addition, while we believe that appropriate assumptions were applied in performing the stress test and cumulative loss analysis, these assumptions may prove to be incorrect. Moreover, the results of the stress test and cumulative loss analysis may not accurately reflect the impact on us if economic conditions are materially different than our assumptions.

Changes in interest rates may have an adverse effect on our profitability.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 64% of our loans were variable rate loans at September 30, 2009, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

The fair value of our investments could decline.

The majority of our investment portfolio as of September 30, 2009 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At September 30, 2009, we maintained $252.6 million, or 96%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, and as of September 30, 2009, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

Management believes that several factors will affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve. The yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates. These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

Index
Government regulations may prevent or impact our ability to pay dividends, engage in acquisitions or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the FDIC and the NC Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our current and/or potential investors, by restricting certain of our activities, such as:

•	payment of dividends to our shareholders;

•	possible mergers with, or acquisitions of or by, other institutions;

•	our desired investments;

•	loans and interest rates on loans;

•	interest rates paid on our deposits;

•	the possible expansion of our branch offices; and/or

•	our ability to provide securities or trust services.

We also are subject to capitalization guidelines set forth in federal legislation and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. The cost of compliance with regulatory requirements including those imposed by the SEC may adversely affect our ability to operate profitably.

Specifically, federal and state governments could pass additional legislation responsive to current credit conditions. We could experience higher credit losses because of legislation or regulatory action that reduces the amounts borrowers are contractually required to pay under existing loan contracts or that limits our ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The FDIC has imposed a special assessment on all FDIC-insured institutions, which will decrease our earnings in 2009, and future special assessments could adversely affect our earnings in future periods.

The FDIC increased risk-based assessment rates uniformly by 7 basis points, on an annual basis, beginning in the first quarter of 2009. In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment was equal to 5 basis points of the Bank’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. The Company recorded total expense related to this special assessment of $765 thousand during the nine months ended September 30, 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

On September 29, 2009, the FDIC announced its intention to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments would be collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. We are unable to determine the precise amount of any prepaid assessment that may be levied against us. If the prepaid assessment is charged as announced, the cost will be recognized as expense ratably over the three year assessment period.

Index
The terms governing the issuance of the Series A Preferred Stock to the Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement, which we entered into with the Treasury, provides that the Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no control over any change in the terms of the transaction that may occur in the future. Such changes may place restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of our internal control over financial reporting and our external auditors’ audit of our internal control over financial reporting has required the commitment of significant financial and managerial resources.

We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation/Human Resources Committees, our CEO, our CFO and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult. In addition, it may become more difficult and more expensive to obtain directors’ and officers’ liability insurance.

There are potential risks associated with future acquisitions and expansions.

We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other markets in North Carolina, South Carolina and Virginia, at this time particularly through FDIC-assisted transactions. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions that would bolster our ability to cater to the small business, individual and residential lending markets in our target markets. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. The process of identifying acquisition opportunities, negotiating potential acquisitions, obtaining the required regulatory approvals, and integrating new operations and personnel requires a significant amount of time and expense and may divert management’s attention from our existing business. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of our common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations or overall financial condition. In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening, which could decrease our reported earnings.

Our ability to raise additional capital could be limited, could affect our liquidity and could be dilutive to existing shareholders.

We may be required or choose to raise additional capital, including for strategic, regulatory or other reasons. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Index
We are dependent on our key personnel, including our senior management and directors, and our inability to hire and retain key personnel may adversely affect our operations and financial performance.

We are, and for the foreseeable future will be, dependent on the services of our senior management and directors. Members of our senior management have extensive and long-standing ties within our market area and substantial experience with our operations, which have contributed significantly to our growth. Should the services of a member of our senior management team become unavailable, our operations and growth may be disrupted, and there can be no assurance that a suitable successor could be retained upon the terms and conditions that we would offer. In December 2008, we entered into the Securities Purchase Agreement in connection with the CPP pursuant to which we sold the Treasury 41,279 shares of our Series A Preferred Stock and a warrant to purchase up to 749,619 shares of our common stock for an aggregate purchase price of $41.3 million. Our participation in the CPP restricts our ability to provide certain types of compensation to certain senior executive officers and employees. The inability to make certain types of compensation available to certain senior executive officers and employees may reduce our ability to retain key personnel.

Further, as we continue to grow our operations both in our current markets and other markets that we may target, we expect to continue to be dependent on our senior management and their relationships in such markets. Our inability to attract or retain additional personnel could materially adversely affect our business or growth prospects in one or more markets.

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

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine transactions, including, for example, funding transactions, could be adversely affected by the actions and potential failures of other financial institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by others. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition or results of operations.

Consumers may decide not to use banks to complete their financial transactions, which could limit our revenue.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks through the use of various electronic payment systems. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Index
Technological advances impact our business.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

Our information systems, or those of our third party contractors, may experience an interruption or breach in security.

We rely heavily on our communications and information systems, and those of third party contractors, to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches of our information systems, or those of our third party contractors, or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of such information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Recently discovered issues related to the administration and termination of the 1st State Bancorp, Inc. Employee Stock Ownership Plan may subject us to liability and adversely impact our financial condition and results of operations.

We recently discovered that the 1st State Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”), which was to be terminated immediately prior to the Bank’s merger with 1st State Bank in 2006, was not correctly terminated. Among other things, we have discovered that certain required filings with the Internal Revenue Service (“IRS”) related to the termination of the ESOP were never made, insufficient withholding taxes may have been submitted to the IRS, and incorrect distributions may have been made from the ESOP, resulting in potential overpayment of certain accounts and underpayment of others. We are currently in the process of determining the source and extent of these potential errors and have engaged outside counsel and an independent third party record keeper to assist with correcting the errors and preparing the necessary filings with the IRS and U.S. Department of Labor. We may be subject to penalties and interest from the IRS due to the delinquent filings and insufficient payment of taxes and potential liability to participants in the ESOP. We may also be required to reimburse certain funds if improperly distributed from the ESOP. At this time, we are unable to estimate the corrective amounts we may be required to contribute to the ESOP or submit to the IRS. If these amounts are material, such payments may have an adverse effect on our financial condition and results of operations.

Index
Risks Related to Ownership of Our Common Stock

The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock is currently traded on the NASDAQ Global Select Market. Our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, our announcement of developments related to our business, operations and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Recently, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our shareholders may not be able to sell their shares at the volume, prices or times that they desire.

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 20,000,000 shares of common stock, and we intend to call a special meeting of our shareholders, to be held December 4, 2009, for the purpose of approving an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 50,000,000 shares. As of September 30, 2009, we had 11,300,369 shares of common stock outstanding and had reserved for issuance 377,083 shares underlying options that are or may become exercisable at an average price of $11.71 per share. In addition, as of September 30, 2009, we had the ability to issue 576,209 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

The Bank’s ability to pay dividends is subject to regulatory limitations, which may affect our ability to pay our obligations and dividends.

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of undivided profits and only if the Bank has surplus of a specified level. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock or Series A Preferred Stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, we are a financial holding company and our ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Index
The Treasury’s investment in us imposes restrictions and obligations limiting our ability to pay dividends and repurchase common stock.

Under the Securities Purchase Agreement and the rights of the Series A Preferred Stock set forth in our Articles of Incorporation, our ability to declare or pay dividends on any of our shares is restricted. Specifically, we may not declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. Furthermore, prior to December 12, 2011, unless we have redeemed all of the Series A Preferred Stock, or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for us to, among other things, increase common stock dividends or effect repurchases of common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards).

Holders of Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on shares of Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of Series A Preferred Stock have limited voting rights. So long as shares of Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for:

•
any amendment or alteration of our Articles of Incorporation to authorize or create or increase the authorized amount of, or any issuance of, any shares of, or any securities convertible into or exchangeable or exercisable for shares of, any class or series of capital stock ranking senior to the Series A Preferred Stock with respect to payment of dividends and/or distribution of assets on our liquidation, dissolution or winding up;

•	any amendment, alteration or repeal of any provision of our Articles of Incorporation so as to adversely affect the rights, preferences, privileges or voting powers of the Series A Preferred Stock; or

•
any consummation of a binding share exchange or reclassification involving the Series A Preferred Stock or of a merger or consolidation of us with another entity, unless (i) the shares of Series A Preferred Stock remain outstanding following any such transaction or, if we are not the surviving or resulting entity, such shares are converted into or exchanged for preference securities of the surviving or resulting entity or its ultimate parent, and (ii) such remaining outstanding shares of Series A Preferred Stock or preference securities, as the case may be, have rights, preferences, privileges and voting powers, and limitations and restrictions thereof, that are not materially less favorable than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof, of the Series A Preferred Stock prior to such consummation, taken as a whole. Holders of Series A Preferred Stock could block such a transaction, even where considered desirable by, or in the best interests of, holders of our common stock.

In addition, the shares of common stock that are issuable upon the exercise of the warrant held by the Treasury will enjoy voting rights identical to those of our other outstanding shares of common stock. Although the Treasury has agreed not to vote the shares of common stock it would receive upon any exercise of the warrant, a transferee of any portion of the warrant or any of the shares of common stock it acquires upon exercise of the warrant is not bound by this limitation.

There can be no assurance when the Series A Preferred Stock may be redeemed and the warrant held by the Treasury may be repurchased.

There can be no assurance when the Series A Preferred Stock may be redeemed and the warrant may be repurchased. In addition, the Series A Preferred Stock may only be redeemed upon the express approval of the Federal Reserve. Until such time as the Series A Preferred Stock is redeemed and the warrant is repurchased, we will remain subject to the terms and conditions set forth in the Securities Purchase Agreement, the warrant and the rights of the Series A Preferred Stock as set forth in the Articles of Incorporation.

Index
The holders of our subordinated debentures have rights that are senior to those of our shareholders.

We have issued $30.9 million of subordinated debentures in connection with three trust preferred securities issuances by our subsidiaries, Capital Bank Statutory Trust I, II and III. We conditionally guarantee all payments of the principal and interest on these trust preferred securities. Our subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this prospectus and the information incorporated by reference in this prospectus and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold during the quarter ended September 30, 2009 that were not registered under the Securities Act. There were no repurchases (both open market and private transactions) during the nine months ended September 30, 2009 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 9th day of November 2009.

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