Form 10-K
period 2009-12-31
CAPITAL BANK CORP
filed 2010-03-10
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Index
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check here if a smaller reporting company)
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock, no par value per share, as of June 30, 2009, held by those persons deemed by the registrant to be non-affiliates was approximately $40,039,004 (8,429,264 shares held by non-affiliates at $4.75 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 8, 2010 there were 11,412,584 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated		Where

1.	Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010	Part III

CAPITAL BANK CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2009

Index
PART I

Forward Looking Statements

Information set forth in this Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to business, economic and other risks and uncertainties, both known and unknown, that could cause the Company’s actual operating results and financial position to differ materially from the forward looking statements. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology.

Capital Bank Corporation (the “Company”) cautions that any such forward looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward looking statements, including without limitation, the management of the Company’s growth, the risks associated with possible or completed acquisitions, the risks associated with the Bank’s loan portfolio, competition within the industry, dependence on key personnel, government regulation and the other risk factors described in Part I- Item 1A. Risk Factors.

Any forward looking statements contained in this Annual Report on Form 10-K are as of the date hereof, and the Company undertakes no duty to update them if views change later. These forward looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date hereof.

Item 1.  Business

General

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiaries, Capital Bank, CB Trustee, LLC, and Capital Bank Investment Services, Inc. In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the “Trusts”). These Trusts are not consolidated with the financial statements of the Company. Capital Bank (the “Bank”) was incorporated under the laws of the State of North Carolina on May 30, 1997, and commenced operations as a state-chartered banking corporation on June 20, 1997. The Bank is not a member of the Federal Reserve System (“Federal Reserve”). CB Trustee, LLC was established to facilitate the administration of deeds of trust relating to real property that is used as collateral to secure loans made by the Bank. CB Trustee, LLC has no assets, liabilities, operational income or expenses. Capital Bank Investment Services, Inc. currently has no operations and is inactive, but remains a subsidiary of the Company. See also Part II – Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1, for a discussion of the Company’s operating segment.

The Bank has one wholly-owned subsidiary. CB Capital Purchase, Inc. was formed as a wholly-owned subsidiary of the Bank solely to inject capital into the Bank that was received by the Company from the U.S. Treasury Department under the Capital Purchase Program.

As of December 31, 2009, the Company had assets of approximately $1.7 billion, with gross loans and deposits outstanding of approximately $1.4 billion each. The Company’s corporate office is located at 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, and its telephone number is (919) 645-6400. In addition to the corporate office, the Company has 32 branch offices in North Carolina: five branch offices in Raleigh, four in Asheville, four in Fayetteville, three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Siler City, Pittsboro, Wake Forest and Zebulon.

Capital Bank is a community bank engaged in the general commercial banking business in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Johnston, Lee and Wake counties in North Carolina. The Bank’s Triangle market includes operations in Wake, Johnston and Granville counties. Wake County and the surrounding Triangle market have a well-diversified economic base with a mixture of businesses, universities, and large medical institutions, and include the city of Raleigh, which is the state capital. The Bank’s Sandhills market includes operations in Cumberland, Lee and Chatham counties. The Sandhills market, which includes the city of Fayetteville, has a large military community and is home to Fort Bragg, the largest global Army installation with 10% of the Army’s active forces. Fayetteville and the surrounding Sandhills market have in recent years experienced significant growth due to the 2005 Base Realignment and Closure process, or BRAC. Lee and Chatham counties are also significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. The Bank’s Triad market includes operations in Alamance County, which has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. The Bank’s Western market includes operations in Buncombe and Catawba counties. Catawba County, which includes the town of Hickory, is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville, in Buncombe County, is comprised primarily of services, health care, tourism and manufacturing.

Index
The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement and automobiles; equity lines of credit; mortgage loans; credit loans; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers and remote deposit capture; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. Through a partnership between the Bank’s financial services division and Capital Investment Companies, an unaffiliated Raleigh, North Carolina-based broker-dealer, the Bank also makes available a complete line of uninsured investment products and services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds from such issuances were loaned to the Company in exchange for subordinated debentures, which are the sole assets of the Trusts. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (see Part II – Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 9).

Lending Activities

The Bank originates a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes and loans to municipalities. A significant portion of the loan portfolio is related to real estate. The economic trends in the areas served by the Company are influenced by the significant industries within the regions. Consistent with the Company’s emphasis on being a community-oriented financial institution, virtually all its business activity is with customers located in and around counties in which the Company has banking offices. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to the Bank’s loan policies as approved annually by the Board of Directors. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans, and coding of all loans by purpose, class and collateral type. The Company also seeks to focus on underwriting loans that enhance a balanced, diversified portfolio. Management analyzes the Bank’s commercial real estate concentrations by market region on a quarterly basis in an attempt to prevent over-exposure to any one type of commercial real estate loan and incorporates third party real estate analysis in this report to monitor market conditions.

The Company believes that early detection of potential credit problems through regular contact with the Company’s clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. Management has designed an active system for the purpose of identifying problem loans and managing the quality of the portfolio. This system includes a problem loan detection program, which is designed to prioritize potential problem loans at an early stage to enable timely solutions by senior management. Under this program, loans that are projected to be 30 or more days past due at month-end are reviewed on a weekly basis. Additionally, the Company employs a loan review department that audits a minimum of 25% of commercial loan commitments annually, concentrating on adversely risk rated credits, a small sample of each consumer loan officer’s loan portfolio and all unsecured commercial loans greater than $500,000. All findings are reported to senior management and the Audit Committee of the Board of Directors. Another part of the Company’s approach to proactively managing credit quality is to aggressively work with customers for which a problem loan has been identified to potentially resolve issues before defaults result.

The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table:

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate, including owner occupied	$892,523	64%	$803,634	64%	$708,768	65%	$638,492	64%	$483,658	72%
Consumer real estate	262,503	19	235,688	19	196,706	18	195,853	19	94,562	14
Commercial and industrial	183,733	13	186,474	15	169,389	15	155,673	15	78,074	12
Consumer	9,692	1	11,215	1	13,540	1	12,246	1	9,808	1
Other loans	41,851	3	17,357	1	6,704	1	5,788	1	2,880	1
	$1,390,302	100%	$1,254,368	100%	$1,095,107	100%	$1,008,052	100%	$668,982	100%

Index
Funding Activities

The majority of the Bank’s deposit customers are individuals and small- to medium-size businesses located in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Johnston, Lee and Wake counties in North Carolina. Management of the Company does not believe that the deposits or the business of the Bank are seasonal in nature. Deposits vary with local and national economic conditions, but management does not believe the variances have a material effect on planning and policy making. The Bank attempts to control deposit flow through the pricing of deposits and promotional activities. Management believes that the Bank’s rates are competitive with those offered by other institutions in the same geographic area.

The types and mix of depository accounts for the past five years ended December 31 are shown on the following table:

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand, noninterest	$141,069	10%	$125,281	10%	$114,780	10%	$120,945	11%	$77,847	11%
Savings and interest checking	204,042	15	173,711	13	151,698	14	144,741	14	91,427	13
Money market accounts	184,146	13	212,780	16	229,560	21	221,502	21	145,578	21
Time deposits less than $100,000	507,348	37	509,231	39	370,416	34	347,698	33	253,745	36
Time deposits $100,000 and greater	341,360	25	294,311	22	232,244	21	220,323	21	129,883	19
	$1,377,965	100%	$1,315,314	100%	$1,098,698	100%	$1,055,209	100%	$698,480	100%

The Company’s ability to borrow funds from nondeposit sources provides additional flexibility in meeting its liquidity needs. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements, short-term Federal Home Loan Bank (“FHLB”) borrowings, Federal Reserve Bank (“FRB”) discount window borrowings and brokered deposits. The Company also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. The Company’s long-term borrowings include long-term FHLB advances, structured repurchase agreements and subordinated debt.

Local Economic Conditions

Local economic indicators in the markets that the Bank serves may affect the Bank’s results of operations and, as a result, the Company’s results of operations. The following table presents certain important economic indicators for the regions in which the Bank has branches as well as all of North Carolina:

	Unemployment Rate 1	Median Household Income 2	Bankruptcy Filings 3 (2009 Increase)

Region:
Triangle	8.7%	$68,870	47%
Sandhills	9.3	47,711	56
Triad	12.1	50,579	47
Western	8.8	47,740	47

North Carolina	11.2%	$51,418	50%

1	Preliminary unemployment rate for December 2009 according to U.S. Department of Labor, Bureau of Labor Statistics.
2	SNL Financial as of June 30, 2009.
3	Represents percentage increase in number of business bankruptcy filings for nine months ended September 30, 2009 compared to the same period in 2008 according to the Administrative Office of the U.S. Courts, which serves the U.S. Judiciary.

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

Index
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

Employees

As of March 8, 2010, the Company employed 391 persons, of which 377 were full-time and 14 were part-time. None of the Company’s employees are represented by a collective bargaining unit or agreement. The Company considers relations with its employees to be good.

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

The Company is also regulated by the Securities and Exchange Commission (“SEC”) as a result of its common stock being publicly traded. The regulatory compliance burden of being a publicly traded company has increased significantly over the last several years.

Holding Company Regulation

General. The Company is a holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHCA”). As such, the Company and the Bank are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of a bank holding company; (iii) acquiring all or substantially all of the assets of any bank; or (iv) merging or consolidating with any other bank holding company.

The BHCA generally prohibits a bank holding company and its subsidiaries, with certain exceptions, from engaging in or acquiring or retaining direct or indirect control of any company engaged in (i) activities other than banking or managing or controlling banks or other permissible subsidiaries, or (ii) those activities not determined by the Federal Reserve to be closely related to banking, or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, extending credit and servicing loans, leasing real or personal property, providing securities brokerage services, providing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible non-bank activities.

The Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB”) allows bank holding companies meeting management, capital and the Community Reinvestment Act of 1977 (the “CRA”) standards to be treated as a financial holding company and engage in activities that are financial in nature or incidental to a financial activity. The Company has elected to operate as a financial holding company and therefore is eligible to engage in the broader range of activities that are permitted by the GLB, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Index
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

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent, of which at least four percent must consist of common equity, retained earnings, and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable convertible debt securities, a limited amount of other preferred stock, subordinated debt- and loan loss reserves.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts (“Leverage Ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of at least four percent.

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

As of December 31, 2009, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.16%, 11.41% and 8.94%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2008 were 12.17%, 13.24% and 10.58%, respectively.

Anti-Money Laundering and the USA PATRIOT Act. The United and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) contains anti-money laundering provisions that impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, the USA Patriot Act requires all financial institutions to establish anti-money laundering programs that include, at a minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. The USA PATRIOT Act requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. The Company has established policies and procedures that the Company believes will comply with the requirements of the USA PATRIOT Act.

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Pursuant to authority granted under EESA, the Treasury created the TARP Capital Purchase Program (“CPP”) under which the Treasury Department was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

Index
Institutions participating in the TARP or CPP are required to issue warrants for common or preferred stock or senior debt to the Treasury. If an institution participates in the CPP or if the Treasury acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes.

The Company’s CPP Participation. In December 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million (each a “Qualified Equity Offering”). In connection with the adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to the approval of the Treasury and the Federal Reserve, the Company may redeem the Series A Preferred Stock at any time regardless of whether or not it has replaced such funds from any other source. The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

American Recovery and Reinvestment Act of 2009. ARRA was enacted on February 17, 2009 and includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

Additionally, ARRA amends Section 111 of EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients, which are set forth in the TARP Standards for Compensation and Corporate Governance: Interim Final Rule (“Interim Final Rule”), adopted by the Treasury on June 15, 2009. Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:

•
an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

•
a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•
a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed one-third of annual compensation, are subject to a two year holding period and cannot be transferred until the Treasury’s preferred stock is redeemed in full;

•
a requirement that a company’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

•
an obligation for the compensation committee of the board of directors to evaluate with a company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

Index
•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives; and

•
a provision that allows the Treasury to review compensation paid prior to enactment of ARRA to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of EESA, TARP or otherwise contrary to the public interest.

Bank Regulation

General. The Bank is subject to numerous state and federal statues and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the FDIC. The FDIC and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, the issuance of securities, capital adequacy, loss reserves and compliance with the CRA as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

Deposit Insurance. The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. Pursuant to EESA and ARRA, the maximum deposit insurance amount per depositor was increased from $100,000 to $250,000 until December 31, 2013. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.

Recently, the FDIC has been actively seeking to replenish the DIF. The FDIC increased risk-based assessment rates uniformly by seven basis points, on an annual basis, beginning in the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s qualifying assets less Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule that required insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments were collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. The Company’s prepaid assessment was $7.3 million.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, through June 30, 2010 (extended from December 31, 2009 subject to an opt-out provision by subsequent amendment), all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between December 19, 2008 and October 31, 2009 subject to certain conditions.

All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points (15 basis points during the six-month extension period) for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Bank did not choose to opt out of either the transaction account guarantee program or debt guarantee program components of the TLGP or the six-month extension of the account guarantee program.

Index
Dividends and Capital Requirements. Under North Carolina corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than its liabilities. In general, the Company’s ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the Bank has surplus of a specified level. During 2009, the Office of the Commissioner of Banks authorized a one-time transfer of funds from the Bank’s permanent surplus account to undivided profits for the purpose of paying dividends to the Company.

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. As of December 31, 2009, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.14%, 11.40% and 8.92%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2008 were 12.09%, 13.15% and 10.47%, respectively.

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

Executive Officers

The executive officers of the Company are:

Name	Age	Position with Company

B. Grant Yarber	45	President and Chief Executive Officer
Michael R. Moore	52	Executive Vice President and Chief Financial Officer
David C. Morgan	49	Executive Vice President and Chief Banking Officer
Mark J. Redmond	42	Executive Vice President and Chief Credit Officer
Ralph J. Edwards	54	Sr. Vice President and Technology & Operations Executive Officer

B. Grant Yarber serves as President and Chief Executive Officer for Capital Bank Corporation and Capital Bank, overseeing the day-to-day operations of the Bank. Mr. Yarber joined Capital Bank Corporation in 2003 as the Chief Credit Officer and was promoted to President and Chief Operating Officer in January 2004 before his appointment to Chief Executive Officer in May 2004. Mr. Yarber served previously as Chief Lending Officer and Chief Credit Officer of MountainBank in Hendersonville, N.C. from 2002 to 2003. With more than 19 years of banking experience, Mr. Yarber has particular strength in lending and credit management. His background includes leadership positions with Bank of America, including Southeast Credit Manager and Regional Executive for Business Banking and Professional/Executive Banking for Missouri and Illinois. He also serves as a director and President of Capital Bank Foundation, Inc.

Michael R. Moore serves as Executive Vice President and Chief Financial Officer for Capital Bank Corporation and Capital Bank. Mr. Moore joined the Bank as Executive Vice President and Chief Financial Officer in 2008. In this position, Mr. Moore is responsible for the financial activities of the Company, including investment portfolio management, analyst relations and strategic planning. Mr. Moore has over 29 years of banking experience and most recently served as Senior Vice President of Funds Management for Sky Financial Group Incorporated from 2000 to 2008. Mr. Moore was responsible for balance sheet management at Sky Financial Group which included the investment portfolio, borrowed funds, margin management of all loan and deposit products, and ensuring adequate liquidity was available.

David C. Morgan serves as Executive Vice President and Chief Banking Officer for Capital Bank Corporation and Capital Bank. Mr. Morgan joined the Bank in 2003 serving as Triangle Regional President and became Executive Vice President and Chief Banking Officer in 2007. Mr. Morgan has over 27 years of business lending expertise in executive level positions with a large Southeastern bank where he served the Granville, Wake, Durham and Franklin County areas. In his role as Chief Banking Officer, Mr. Morgan is responsible for commercial and retail banking statewide.

Mark J. Redmond serves as Executive Vice President and Chief Credit Officer for Capital Bank Corporation and Capital Bank. Mr. Redmond joined the Bank in 2005, previously having served as Senior Credit Officer at BB&T Corporation (“BB&T”) for three years, where he was responsible for credit administration for the western half of Kentucky, and as a Relationship Officer with BB&T’s Capital Markets Group for two years. Mr. Redmond has over 17 years of banking experience, concentrating in the commercial lending and credit areas. In his function as Chief Credit Officer, Mr. Redmond is responsible for credit quality, loan review, special assets and the credit department.

Ralph J. Edwards serves as Senior Vice President and Technology and Operations Executive Officer for Capital Bank Corporation and Capital Bank. Mr. Edwards joined the Bank in December 2008 serving as Chief Operations Officer. Mr. Edwards has over 30 years of experience in bank operations and information technology. Prior to joining the Bank, Mr. Edwards served as Chief Information Officer at First Citizens Bancshares, Inc. from 2006 to 2008, and as Executive Vice President and IT Operations Services Manager at BB&T from 2003 to 2006. In addition to responsibility for the Bank’s technology and operations areas, Mr. Edwards has management oversight for the Bank’s compliance area and mortgage department.

Index
Website Access to Capital Bank Corporation’s Filings with the Securities and Exchange Commission

All of the Company’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), have been made available at no cost on the Company’s web site, www.capitalbank-us.com, as soon as reasonably practicable after the Company has filed such material with, or furnished it to, the SEC. The Company’s SEC filings are also available through the SEC’s web site at www.sec.gov. In addition, any reports the Company files with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Federal Reserve, U.S. Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The EESA, which established the TARP, was enacted on October 3, 2008. As part of the TARP, the Treasury created the CPP, under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the ARRA was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. We participated in the CPP and sold $41.3 million of our Series A Preferred Stock, and a warrant to purchase 749,619 shares of our common stock to the Treasury. Future participation in this or similar programs may subject us to additional restrictions and regulation. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition, results of operations, liquidity or stock price.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including EESA, ARRA, and TARP and recently proposed executive compensation guidance by the Federal Reserve and FDIC, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

Because the majority of our borrowers are individuals and businesses located and doing business in Wake, Granville, Lee, Cumberland, Johnston, Chatham, Alamance, Buncombe and Catawba Counties, North Carolina, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions or a continued increase in unemployment rates in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. As of December 31, 2009, these loans totaled $452.1 million, or 33% of our total loan portfolio. Approximately $100.7 million of this amount was for construction of residential properties and $59.9 million was for construction of commercial properties. Additionally, approximately $219.3 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $72.2 million, or 5% of our portfolio, as of December 31, 2009.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. As of December 31, 2009, $85.0 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 18% and 0%, respectively, of our nonperforming loans as of December 31, 2009.

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

As of December 31, 2009, our non-owner occupied commercial real estate loans totaled $245.7 million, or 18% of our total loan portfolio.

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

Index
As of December 31, 2009, our commercial business loans totaled $378.1 million, or 27% of our total loan portfolio. Of this number, $194.4 million was secured by owner-occupied real estate and $183.7 million was secured by business assets.

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

As of December 31, 2009, we had a total of 50 loans funded by an interest reserve with a total outstanding balance of $142.3 million, representing approximately 10% of our total outstanding loans. Total commitments on these loans equaled $178.8 million with total remaining interest reserves of $5.0 million, representing a weighted average term of approximately nine months of remaining interest coverage. These loans had a weighted average loan-to-value ratio of 72% based on the most recent appraisals.

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

Index
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

For the year ended December 31, 2009, we recorded a provision for loan losses of $23.1 million compared to $3.9 million for the year ended December 31, 2008, an increase of $19.2 million. We also recorded net loan charge-offs of $11.8 million for the year ended December 31, 2009 compared to $3.5 million for the year ended December 31, 2008. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 18% of our nonperforming loans as of December 31, 2009. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. As of December 31, 2009, our total nonperforming loans increased to $39.5 million, or 2.84% of total loans, compared to $9.1 million, or 0.73% of total loans, as of December 31, 2008.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 62% of our loans were variable rate loans as of December 31, 2009, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

Index
The fair value of our investments could decline.

The majority of our investment portfolio as of December 31, 2009 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. As of December 31, 2009, we maintained $235.4 million, or 96%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

As of December 31, 2009, our available-for-sale securities portfolio contained $8.3 million in book value of non-agency mortgage-backed securities with gross unrealized losses of $567 thousand. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, and as of December 31, 2009, one of our non-agency mortgage-backed securities with an unrealized loss of $381 thousand was determined to be other-than-temporarily impaired. Management determined that the impairment related to this security was not a credit impairment; however, there can be no assurance that future evaluations of this security or other similar securities will not result in other-than-temporary impairment related to credit which will negatively impact future earnings.

Further, the Company owns two corporate bonds in the available-for-sale investment portfolio, both of which were issued by community banks. After performing a thorough analysis of these two bonds and the issuers, management determined that both were other-than-temporarily impaired as of December 31, 2009. An unrealized loss of $202 thousand on one of the bonds was determined not to be a credit impairment, but an unrealized loss of $498 thousand on the other bond was determined to be a credit impairment, which required a charge to earnings. There may be future declines in the fair value of these corporate bond investments which would negatively impact shareholders’ equity and may impact future earnings.

Management believes that several factors affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, changes to the credit ratings and financial condition of security issuers, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. The yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates. These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

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

The FDIC imposed a special assessment on all FDIC-insured institutions, which decreased our earnings in 2009, and future special assessments could adversely affect our earnings in future periods.

The FDIC increased risk-based assessment rates uniformly by 7 basis points, on an annual basis, beginning in the first quarter of 2009. In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment was equal to 5 basis points of the Bank’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. The Company recorded total expense related to this special assessment of $765 thousand during the year ended December 31, 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

On September 29, 2009, the FDIC announced its intention to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments were collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. Our prepaid assessment was $7.3 million, which will be recognized as expense over the three-year assessment period.

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

We may be required or choose to raise additional capital, including for strategic, regulatory or other reasons. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital, and the inability to access the capital markets could impair our liquidity, which is important to our business. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks through the use of various electronic payment systems. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Issues discovered related to the administration and termination of the 1st State Bancorp, Inc. Employee Stock Ownership Plan may subject us to liability and adversely impact our financial condition and results of operations.

We discovered that the 1st State Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”), which was to be terminated immediately prior to the Bank’s merger with 1st State Bank in 2006, was not correctly terminated. Among other things, we have discovered that certain required filings with the Internal Revenue Service (“IRS”) related to the termination of the ESOP were never made, insufficient withholding taxes may have been submitted to the IRS, and incorrect distributions may have been made from the ESOP, resulting in potential overpayment of certain accounts and underpayment of others. We are currently in the process of determining the source and extent of these potential errors and have engaged outside counsel and an independent third party record keeper to assist with correcting the errors and preparing the necessary filings with the IRS and U.S. Department of Labor. We may be subject to penalties and interest from the IRS due to the delinquent filings and insufficient payment of taxes and potential liability to participants in the ESOP. We may also be required to reimburse certain funds if improperly distributed from the ESOP.

For the year ended December 31, 2009, the Company recorded total expense of $244 thousand related to this ESOP matter, which represented corrective amounts that the Company contributed to the ESOP as well as professional fees incurred through the end of the year. The Company is still in the process of determining the final corrective amounts to be contributed to the ESOP, and in future periods, may record expense related to additional contributions and/or penalties and interest from the IRS or DOL as additional facts become known. If these amounts are material, such additional payments may have an adverse effect on our financial condition and results of operation.

Index
Risks Related to Ownership of Our Common Stock

The trading volume in our common stock has been low, which could make it difficult for you to sell your shares.

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

Our authorized capital includes 50,000,000 shares of common stock. As of December 31, 2009, we had 11,348,117 shares of common stock outstanding and had reserved for issuance 366,583 shares underlying options that are or may become exercisable at an average price of $11.76 per share. In addition, as of December 31, 2009, we had the ability to issue 575,559 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors has recently announced that it has suspended the payment of our quarterly cash dividend. This could adversely affect the market price of our common stock. Also, we are a financial holding company and our ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases property located at 333 Fayetteville Street, Raleigh, North Carolina for its principal offices and a branch office. The lease is for 58,772 square feet, of which 55,585 square feet is for the Company’s principal offices and for the branch office. The remaining leased square footage is currently being subleased to various other entities. The Company owns 13 properties throughout North Carolina that are used as branch offices, which are located in Burlington (3), Clayton, Fayetteville (2), Graham, Hickory, Mebane, Raleigh, Sanford, Siler City, and Zebulon. The Company’s operations center is located in one of the Burlington offices. The Company leases 18 other properties throughout North Carolina that are used as branch offices and which are located in Asheville (4), Cary (2), Fayetteville (2), Holly Springs, Morrisville, Oxford, Pittsboro, Raleigh (3), Sanford (2), and Wake Forest. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm’s length bargaining.

On January 19, 2010, the Company signed an amendment to its lease agreement at 333 Fayetteville Street to lease an additional 5,677 square feet of office space to accommodate the Company’s expanded operations.

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or financial condition.

Item 4.  (Removed and Reserved)

Index
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Capital Bank Corporation common stock are traded on the Nasdaq Global Select Market under the symbol “CBKN.” As of March 8, 2010, the Company had approximately 2,000 holders of record of its common stock. The following tables set forth, for the indicated periods, the high and low sales prices for the common stock (based on published sources) and the cash dividend declared per share of the Company’s common stock.

	High	Low	Cash Dividends per Share Declared

2009
First quarter	$7.00	$4.00	$0.08
Second quarter	6.39	4.13	0.08
Third quarter	6.90	4.59	0.08
Fourth quarter	5.74	3.80	0.08

2008
First quarter	$12.99	$8.60	$0.08
Second quarter	11.49	8.55	0.08
Third quarter	10.73	7.00	0.08
Fourth quarter	9.40	5.64	0.08

Dividend Policy. The Company’s shareholders are entitled to receive such dividends or distributions as the Board of Directors authorizes in its discretion. The Company’s ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act and its organizational documents, including its Articles of Incorporation. There are also various statutory limitations on the ability of the Bank to pay dividends to the Company. Subject to the legal availability of funds to pay dividends, during each of 2009 and 2008, the Company declared and paid dividends totaling $0.32 per share (see chart above for declared quarterly dividends). The Company has currently suspended payment of its quarterly cash dividend. The Board of Directors will continue to evaluate the payment of cash dividends quarterly and determine whether such cash dividends are in the best interest of the Company in the business judgment of its Board of Directors and are consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. The Company’s earnings and projected future earnings as well as capital levels will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will be paid to shareholders, and if so, the appropriate amount. In addition, the Company’s participation in the CPP limits the ability of the Company to increase its quarterly dividends above $0.08 per share until the earlier of (i) December 12, 2011 or (ii) the date on which the Company has redeemed all of its shares of preferred stock held by the U.S. Treasury or the date the U.S. Treasury has transferred all of its shares of the Company’s preferred stock to a third party. Actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by the Company’s Board of Directors as well as the limitations discussed above.

Recent Sales of Unregistered Securities. The Company did not sell any securities in the fiscal year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases of Equity Securities. On January 24, 2008, the Company’s Board of Directors authorized the repurchase (in the open market or in any private transaction) of up to 1.0 million shares of the Company’s currently outstanding shares of common stock, and all previous authorizations for the repurchase of the Company’s currently outstanding shares of common stock were superseded and revoked. As of December 31, 2009, there were an aggregate of 989,900 shares remaining authorized for future repurchases. As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 31, 2011 or until the Treasury no longer owns any of the Company’s preferred stock. Therefore, the Company did not repurchase any of its equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2009.

Index
Item 6.  Selected Financial Data

The following table sets forth the Company’s selected financial data for the most recent five years ended December 31.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
(Dollars in thousands)

Selected Balance Sheet Data
Cash and cash equivalents	$29,513	$54,455	$40,172	$54,332	$77,089
Investment securities	245,492	278,138	259,116	239,047	161,601
Loans	1,390,302	1,254,368	1,095,107	1,008,052	668,982
Allowance for loan losses	26,081	14,795	13,571	13,347	9,592
Intangible assets	2,711	3,857	63,345	64,543	12,853
Total assets	1,734,668	1,654,232	1,517,603	1,422,384	960,906
Deposits	1,377,965	1,315,314	1,098,698	1,055,209	698,480
Borrowings and repurchase agreements	173,543	147,010	208,642	160,162	107,687
Subordinated debentures	30,930	30,930	30,930	30,930	30,930
Shareholders’ equity	139,785	148,514	164,300	161,681	83,492
Tangible common equity	95,795	103,378	100,955	97,138	70,639

Summary of Operations
Interest income	$83,141	$85,020	$94,537	$86,952	$50,750
Interest expense	34,263	42,424	50,423	40,770	21,476
Net interest income	48,878	42,596	44,114	46,182	29,274
Provision (credit) for loan losses	23,064	3,876	3,606	531	(396)
Net interest income after provision for loan losses	25,814	38,720	40,508	45,651	29,670
Noninterest income	9,517	11,001	9,140	9,636	6,731
Noninterest expense	49,160	106,612	38,666	36,678	26,439
Net (loss) income before taxes	(13,829)	(56,891)	10,982	18,609	9,963
Income tax (benefit) expense	(7,013)	(1,207)	3,124	6,271	3,264
Net (loss) income	$(6,816)	$(55,684)	$7,858	$12,338	$6,699
Dividends and accretion on preferred stock	2,352	124	–	–	–
Net (loss) income attributable to common shareholders	$(9,168)	$(55,808)	$7,858	$12,338	$6,699

Index
	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Per Share Data
Net (loss) income – basic	$(0.80)	$(4.94)	$0.69	$1.06	$0.99
Net (loss) income – diluted	(0.80)	(4.94)	0.68	1.06	0.97
Book value	8.68	9.54	14.71	14.19	12.18
Tangible book value	8.44	9.20	9.04	8.53	10.31
Common stock dividends	0.32	0.32	0.32	0.24	0.24

Common shares outstanding	11,348,117	11,238,085	11,169,777	11,393,990	6,852,156
Diluted shares outstanding	11,470,314	11,302,769	11,492,728	11,683,674	6,920,388
Basic shares outstanding	11,470,314	11,302,769	11,424,171	11,598,502	6,790,846

Performance Ratios
Return on average shareholders’ equity	(4.62)%	(32.93)%	4.78%	7.64%	8.32%
Return on average assets	(0.40)	(3.52)	0.54	0.91	0.74
Net interest margin 1	3.14	3.07	3.52	3.94	3.59
Efficiency ratio 2	84	77	73	66	73
Dividend payout ratio	(40)	(6)	47	23	24

Capital Ratios
Tangible equity to tangible assets	7.91%	8.77%	6.94%	7.16%	7.45%
Tangible common equity to tangible assets	5.53	6.26	6.94	7.16	7.45
Average shareholders’ equity to average total assets	8.72	10.68	11.32	11.93	8.87
Leverage ratio	8.94	10.58	9.10	9.42	10.64
Tier 1 risk-based capital	10.16	12.17	10.19	10.76	11.73
Total risk-based capital	11.41	13.24	11.28	11.92	13.71

Asset Quality Ratios
Nonperforming loans to gross loans	2.84%	0.73%	0.55%	0.49%	1.21%
Nonperforming assets to total assets	2.90	0.63	0.50	0.42	0.92
Allowance to gross loans	1.88	1.18	1.24	1.32	1.43
Allowance to nonperforming loans	66	162	227	272	119
Net charge-offs to average loans	0.89	0.30	0.32	0.46	0.12

1	Net interest margin is presented on a tax equivalent basis.
2	Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of the goodwill impairment charge in 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to aid the reader in understanding and evaluating the results of operations and financial condition of the Company and its consolidated subsidiaries. As described above, the Trusts are not consolidated with the financial statements of the Company. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations and financial condition, liquidity, and capital resources than can be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements, including the related notes thereto presented elsewhere in this report.

Overview

Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh, North Carolina. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of December 31, 2009, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

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

The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, fees generated from originating mortgage loans, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, advertising and public relations, data processing and telecommunications, professional fees, FDIC deposit insurance and other noninterest expenses.

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

Certain Recent Developments

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC, as a result of recent economic turmoil that has affected the banking industry, is actively seeking to replenish its deposit insurance fund. The FDIC increased risk-based assessment rates uniformly by 7 basis points, on an annual basis, beginning with the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. The Company recorded total expense related to this special assessment of $765 thousand during the year ended December 31, 2009. On September 29, 2009, the FDIC announced its intention to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments were collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. The Company’s prepaid assessment was $7.3 million, which will be recognized as expense over the three year assessment period.

On October 22, 2009, the Company announced its intention to commence a public offering of its common stock. On January 15, 2010, the Company announced the withdrawal of the public offering. Additionally, the Company entered into a letter of intent with a private equity fund on December 13, 2009 regarding an investment in the Company’s common stock. That investment was not consummated, and the letter of intent expired.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes, and impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

The Company’s significant accounting policies are discussed below and in Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

Index
•
Allowance for Loan Losses – The allowance for loan losses represents management’s estimate of probable credit losses that are inherent in the existing loan portfolio. Management’s calculation of the allowance for loan losses consists of specific and general reserves. Specific reserves are applied to individually impaired loans based on specific information concerning the borrower and collateral value. General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on historical loss experience in each pool and management’s consideration of environmental factors such as changes in economic conditions, credit quality trends, collateral values, concentrations of credit risk, and loan review as well as regulatory exam findings. If economic conditions were to decline significantly or the financial condition of the Bank’s customers were to deteriorate, additional increases to the allowance for loan losses may be required.

•
Other-Than-Temporary Impairment on Investment Securities – Management evaluates each held-to-maturity and available-for-sale investment security in an unrealized loss position for other-than-temporary impairment based on an analysis of the facts and circumstances of each individual investment, which includes consideration of changes in general market conditions and changes in the financial strength of specific bond issuers. For debt securities determined to be other-than-temporarily impaired, the impairment is separated into the following: (1) the amount representing credit loss and (2) the amount related to all other factors. The amount representing credit loss is calculated based on management’s estimate of future cash flows and recoverability of the investment and is recorded in current earnings. Future adverse changes in market conditions or adverse changes in the financial strength of bond issuers could result in an other-than-temporary impairment charge that may impact earnings.

•
Income Taxes – A valuation allowance is recorded for deferred tax assets if management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need, if any, for a valuation allowance. If actual taxable income were less than anticipated or if tax planning strategies are not effective, an additional valuation allowance may be required.

•
Impairment of Long-Lived Assets – Long-lived assets, including identified intangible assets other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Assets to be disposed of are transferred to other real estate owned and are reported at the lower of the carrying amount or fair value less costs to sell. Future events or circumstances indicating that the carrying value of long-lived assets is not recoverable may require an impairment charge to earnings.

Executive Summary

The following is a brief summary of our significant results for the year ended December 31, 2009.

•
The Company’s net loss totaled $6.8 million for the year ended December 31, 2009 compared to a net loss of $55.7 million for the year ended December 31, 2008. Net loss attributable to common shareholders was $9.2 million, or $0.80 per diluted share, for 2009 compared to net loss attributable to common shareholders of $55.8 million, or $4.94 per diluted share, for 2008. The 2008 results included a goodwill impairment charge of $65.2 million. Results of operations for 2009 reflect a significant increase in provision for loan losses, higher FDIC insurance costs, and nonrecurring expenses related to the Company’s recent proposed public stock offering, partially offset by improved net interest income and a larger income tax benefit.

•
Net interest income increased by $6.3 million, rising from $42.6 million in 2008 to $48.9 million in 2009. This improvement was partially due to an increase in net interest margin from 3.07% in 2008 to 3.14% in 2009, coupled with 11.9% growth in average earning assets over the same period. Net interest margin benefited from a significant decline in funding costs, partially offset by a decrease in loan yields on the Company’s variable rate loans.

Index
•
Provision for loan losses for the year ended December 31, 2009 totaled $23.1 million, an increase of $19.2 million from 2008. The increase in the loan loss provision was driven by continued deteriorating economic conditions and weakness in local real estate markets which resulted in significantly higher levels of nonperforming assets and impaired loans as well as downgrades to the credit ratings of certain loans in the portfolio. Further, a significant decline in commercial real estate values contributed to higher levels of specific reserves or charge-offs on impaired loans. Net charge-offs increased from $3.5 million, or 0.30% of average loans, during 2008 to $11.8 million, or 0.89% of average loans, during 2009.

The elevated provision for loan losses, net charge-offs and nonperforming loans reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its provision or nonperforming loan levels into the future but anticipates that credit losses and problem loans may remain elevated, or even increase, throughout 2010 as the Company continues working to resolve problem loans in these challenging market conditions.

•
Noninterest income decreased $1.5 million, or 14%, declining from $11.0 million in 2008 to $9.5 million in 2009. Included in this decrease was a gain of $374 thousand recorded on the sale of the Company’s Greensboro branch in 2008. For the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $498 thousand as well as losses related to the repurchase of mortgages and write-down of other real estate totaling $578 thousand. Service charge income, which includes overdraft and non-sufficient funds charges, fell by $662 thousand primarily from a decline in consumer spending during the recent economic recession. Partially offsetting the noninterest income decline was an $878 thousand increase in BOLI income, which was primarily due to collection of policy proceeds during 2009.

•
Noninterest expense decreased $57.5 million, or 54%, declining from $106.6 million in 2008 to $49.2 million in 2009, primarily due to a goodwill impairment charge of $65.2 million in 2008. Partially offsetting the noninterest expense decline was an increase in FDIC deposit insurance expense of $2.0 million and direct nonrecurring expenses related to the recent proposed public stock offering totaling $1.9 million. Salaries and employee benefits also increased $1.2 million primarily due to increased staffing requirements as new branches were opened during 2008 and 2009 in addition to the four branches purchased in the Fayetteville market during December 2008. Occupancy expense increased $1.2 million from higher levels of facilities costs related to the new branch locations.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The Company’s net loss totaled $6.8 million for the year ended December 31, 2009 compared to a net loss of $55.7 million for the year ended December 31, 2008. Net loss attributable to common shareholders was $9.2 million, or $0.80 per diluted share, for 2009 compared to net loss attributable to common shareholders of $55.8 million, or $4.94 per diluted share, for 2008. Financial results for 2008 included a goodwill impairment charge of $65.2 million. Results of operations for 2009 reflect an increase of $19.2 million in provision for loan losses, an increase of $2.0 million in FDIC insurance costs, and nonrecurring expenses of $1.9 million related to the Company’s recent proposed public stock offering, partially offset by an improvement of $6.3 million in net interest income and an increase of $5.8 million in income tax benefits.

Net Interest Income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased from $42.6 million for the year ended December 31, 2008 to $48.9 million for the year ended December 31, 2009. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average interest-earning assets for the year ended December 31, 2009 were $1.61 billion compared to $1.44 billion for the year ended December 31, 2008, an increase of 11.9%. On a fully taxable equivalent (“TE”) basis, net interest spread was 2.82% and 2.72% for the years ended December 31, 2009 and 2008, respectively. The net interest margin on a fully TE basis increased by 7 basis points to 3.14% for the year ended December 31, 2009 from 3.07% for the year ended December 31, 2008. The yield on average interest-earning assets declined to 5.27% from 6.02% for the years ended December 31, 2009 and 2008, respectively, while the interest rate on average interest-bearing liabilities for those periods declined to 2.45% from 3.30%, respectively.

Index
The increase in net interest margin was primarily due to the significant decline in funding costs partially offset by a rapid decline in the prime lending rate late in 2008, which contributed to a decrease in loan yields. In response to the global economic recession and credit crisis, the FOMC cut the benchmark federal funds rate to a target range of 0.00% to 0.25% by the end of 2008. The prime lending rate, which generally tracks against the federal funds rate, declined to 3.25% by the end of 2008 where it remained throughout all of 2009. A significant portion of the Company’s variable rate loans are prime-based, and in a declining rate environment, loan yields suffered as a result. At the same time, management has taken steps to mitigate the impact of exceptionally low interest rates on the loan portfolio by increasing pricing, which includes higher fixed rates and higher spreads to variable benchmark rates, and by placing rate floors on variable rate commercial and consumer loans at origination or renewal. Management believes that these pricing measures will continue to benefit the Company’s net interest margin into the future.

On the funding side, liquidity concerns plagued several major financial institutions late in 2008 which caused retail deposit costs to remain relatively high while the federal funds rate was being cut by the FOMC. The combination of these factors placed significant pressure on the Company’s net interest margin which persisted throughout 2009. The resolution of liquidity concerns during 2009 allowed retail and wholesale funding costs to decline significantly during the year, and management believes that its prudent deposit pricing controls coupled with continued re-pricing of the Company’s time deposit portfolio will continue to benefit net interest margin.

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

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2009, 2008 and 2007
Tax Equivalent Basis 1
	2009			2008			2007
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans: 2
Commercial	$1,139,042	$61,403	5.39%	$1,017,157	$62,678	6.16%	$877,876	$69,203	7.88%
Consumer 3	177,695	9,009	5.07	157,713	9,816	6.22	163,983	12,863	7.84
Total loans	1,316,737	70,412	5.35	1,174,870	72,494	6.17	1,041,859	82,066	7.88
Investment securities 4	269,240	14,483	5.38	254,216	14,026	5.52	246,736	13,476	5.46
Federal funds sold and interest-earning cash 5	25,312	42	0.17	11,293	128	1.13	23,581	1,052	4.46
Total interest earning assets	1,611,289	$84,937	5.27%	1,440,379	$86,648	6.02%	1,312,176	$96,594	7.36%
Cash and due from banks	15,927			22,477			24,576
Other assets	83,283			133,566			129,629
Allowance for loan losses	(18,535)			(13,846)			(13,307)
Total assets	$1,691,964			$1,582,576			$1,453,074

Liabilities and Equity
Savings deposits	$29,171	$47	0.16%	$29,756	$122	0.41%	$33,559	$194	0.58%
Interest-bearing demand deposits	363,522	4,527	1.25	336,899	6,655	1.98	359,373	12,165	3.39
Time deposits	822,003	23,463	2.85	691,140	26,265	3.80	568,604	27,341	4.81
Total interest-bearing deposits	1,214,696	28,037	2.31	1,057,795	33,042	3.12	961,536	39,700	4.13
Borrowed funds	143,241	5,147	3.59	168,501	7,234	4.29	134,590	6,920	5.14
Subordinated debt	30,930	1,055	3.41	30,930	1,761	5.69	30,930	2,387	7.72
Repurchase agreements	10,919	24	0.22	29,929	387	1.29	34,689	1,416	4.08
Total interest-bearing liabilities	1,399,786	$34,263	2.45%	1,287,155	$42,424	3.30%	1,161,745	$50,423	4.34%
Noninterest-bearing deposits	132,535			114,982			111,829
Other liabilities	12,148			11,352			14,940
Total liabilities	1,544,469			1,413,489			1,288,514
Shareholders’ equity	147,495			169,087			164,560
Total liabilities and shareholders’ equity	$1,691,964			$1,582,576			$1,453,074

Net interest spread 6			2.82%			2.72%			3.02%
Tax equivalent adjustment		$1,796			$1,628			$2,057
Net interest income and net interest margin 7		$50,674	3.14%		$44,224	3.07%		$46,171	3.52%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
3	Includes loans held for sale.
4	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
5	For comparison purposes, average balances have been adjusted for all periods presented to include cash held at the Federal Reserve as interest earning.
6	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
7	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	December 31, 2009 vs. 2008			December 31, 2008 vs. 2007
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(9,671)	$7,589	$(2,082)	$(17,846)	$8,274	$(9,572)
Investment securities	(351)	808	457	137	413	550
Federal funds sold	(109)	23	(86)	(785)	(139)	(924)
Total interest income	(10,131)	8,420	(1,711)	(18,494)	8,548	(9,946)
Interest expense:
Savings and interest-bearing demand deposits	(2,534)	331	(2,203)	(5,122)	(460)	(5,582)
Time deposits	(6,537)	3,735	(2,802)	(5,733)	4,657	(1,076)
Borrowed funds	(1,179)	(908)	(2,087)	(1,142)	1,456	314
Subordinated debt	(706)	–	(706)	(626)	–	(626)
Repurchase agreements and fed funds purchased	(321)	(42)	(363)	(967)	(62)	(1,029)
Total interest expense	(11,277)	3,116	(8,161)	(13,590)	5,591	(7,999)
Increase (decrease) in net interest income	$1,146	$5,304	$6,450	$(4,904)	$2,957	$(1,947)

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans decreased from $72.5 million in 2008 to $70.2 million in 2009, a decline of $2.3 million, or 3.2%. This decrease was primarily due to declining yields on the Company’s loan portfolio, partially offset by growth in average loan balances over the same period. Declining yields on the loan portfolio reduced interest income by $9.7 million in 2009 compared to 2008, and the increase in average loan balances generated $7.6 million in additional interest income. Average loan balances, which yielded 5.35% and 6.17% for the years ended December 31, 2009 and 2008, respectively, increased from $1.17 billion in 2008 to $1.32 billion in 2009. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of its commercial loan portfolio. The swap, which expired in October 2009, increased loan interest income by $3.5 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively, representing a benefit to net interest margin of 22 and 18 basis points, respectively.

Interest income on investment securities increased from $12.4 million in 2008 to $12.9 million in 2009, an increase of $523 thousand, or 4.2%. This increase was due to growth in the investment portfolio partially offset by lower yields earned on the portfolio. On a tax equivalent basis, growth in the investment portfolio contributed $808 thousand of additional interest income, and lower yields decreased interest income by $351 thousand. Average investment balances, at cost, increased from $254.2 million for the year ended December 31, 2008 to $269.2 million for the year ended December 31, 2009 while the tax equivalent yield on investment securities decreased from 5.52% to 5.38% over the same period. These lower investment yields primarily reflect principal paydowns as well as calls and sales of higher yielding mortgage-backed securities and other investments being re-invested at lower current market rates. Interest income on federal funds sold and interest-earning cash, which includes cash balances held at the Federal Reserve Bank, declined $86 thousand from 2008 to 2009, or 67.2%. This decrease reflects sharply lower short-term investment rates. Average balances of federal funds and interest-earning cash increased from $11.3 million for the year ended December 31, 2008 to $25.3 million for the year ended December 31, 2009, and the average yield in this category decreased from 1.13% to 0.17% over the same period as a result of the significant decrease in short-term interest rates late in 2008.

Interest expense decreased from $42.4 million in 2008 to $34.3 million in 2009, a decline of $8.2 million, or 19.2%. This decrease is primarily due to declining interest rates, partially offset by growth in average interest-bearing liability balances. Declining interest rates reduced interest expense by $11.3 million in 2009 compared to 2008, and the increase in average balances resulted in $3.1 million of higher interest expense. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, increased from $1.06 billion for the year ended December 31, 2008 to $1.21 billion for the year ended December 31, 2009. The average rate paid on interest-bearing deposits decreased from 3.12% in 2008 to 2.31% in 2009, primarily due to declining interest rates in the wholesale and retail deposit markets. The interest rate on time deposits, which comprised 61.6% of total deposits as of December 31, 2009 and 61.1% of total deposits as of December 31, 2008, decreased from 3.80% in 2008 to 2.85% in 2009.

Average borrowings, including subordinated debt and repurchase agreements, decreased from $229.4 million for the year ended December 31, 2008 to $185.1 million for the year ended December 31, 2009. The average rate paid on borrowings, including subordinated debt and repurchase agreements, decreased from 4.09% in 2008 to 3.36% in 2009. This decrease reflects the effects of falling interest rates on the Company’s variable rate borrowings. In July 2003, the Company entered into interest rate swap agreements on $25.0 million (notional) of its outstanding Federal Home Loan Bank (“FHLB”) advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps, which either expired or were terminated in 2009, was a decrease to interest expense of $286 thousand in 2009 compared to a decrease of $23 thousand in 2008.

Index
Provision for Loan Losses. Provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to the allowance rather than being reported as a direct expense. Provision for loan losses was $23.1 million for the year ended December 31, 2009 compared to $3.9 million for the year ended December 31, 2008. The increase in the provision was driven by continued deteriorating economic conditions and weakness in local real estate markets which resulted in significantly higher levels of nonperforming assets and impaired loans as well as downgrades to the credit ratings of certain loans in the portfolio. Further, a significant decline in commercial real estate values contributed to higher levels of specific reserves or charge-offs on impaired loans.

Net charge-offs increased from $3.5 million, or 0.30% of average loans, during 2008 to $11.8 million, or 0.89% of average loans, during 2009. Nonperforming assets, which include loans on nonaccrual and other real estate owned, increased to 2.90% of total assets as of December 31, 2009 compared to 0.63% as of December 31, 2008. Further, nonperforming loans increased to 2.84% as a percent of total loans as of December 31, 2009 compared to 0.73% of total loans as of December 31, 2008. The elevated provision for loan losses, net charge-offs and nonperforming loans reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its provision or nonperforming loan levels into the future but anticipates that credit losses and problem loans may remain elevated, or even increase, throughout 2010 as the Company continues working to resolve problem loans in these challenging market conditions.

Noninterest Income. Noninterest income decreased from $11.0 million in 2008 to $9.5 million in 2009, a decrease of 13.5%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2009 and 2008:

	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$3,883	$4,545	$(662)	(14.6)%
Bank card services	1,539	1,332	207	15.5
Mortgage origination and other loan fees	1,935	2,148	(213)	(9.9)
Brokerage fees	698	732	(34)	(4.6)
Bank-owned life insurance	1,830	952	878	92.2
Gain on sale of branch	–	374	(374)	(100.0)
Net gain on investment securities	103	249	(146)	(58.6)
Net impairment losses recognized in earnings	(498)	–	(498)	–
Other	27	669	(642)	(96.0)
Total noninterest income	$9,517	$11,001	$(1,484)	(13.5)%

Contributing to the decrease in noninterest income was a gain of $374 thousand recorded on the sale of the Company’s Greensboro branch in 2008. In 2009, the Company recorded an other-than-temporary credit impairment charge of $498 thousand related to an investment in trust preferred securities issued by a financial institution. Following an analysis of the financial condition of the issuer and a decision by the issuer to suspend interest payments on the securities, management determined the unrealized loss to be credit related and therefore wrote the securities down to estimated fair market value with the loss charged to earnings. The Company also recorded an aggregate write down of $217 thousand on certain foreclosed properties, reflecting declining real estate market values, and recognized a loss of $361 thousand on the repurchase of a mortgage loan previously sold to an investor in the secondary market. Both of these nonrecurring charges were recorded as reductions to noninterest income.

Service charge income, which includes overdraft and non-sufficient funds charges, decreased primarily from a decline in consumer spending during the recent economic recession. Bank card services, which includes income received from debit card transactions, increased primarily due to checking account growth. Mortgage origination and other loan fees include origination fees from brokered mortgage loans as well as prepayment penalties and other miscellaneous loan fees that are not recorded to interest income. Mortgage fees increased by $330 thousand, which was primarily a result of higher levels of brokered mortgage originations benefited by a continued favorable interest rate environment for residential mortgage refinancing and home purchase activity. Other loan fees declined by $543 thousand due to a drop in prepayment penalties charged as fewer business loans were prepaid given the current economic environment. Brokerage fees declined with increased concerns about the economic recession and volatility in the stock markets. Partially offsetting the noninterest income decline was an increase in BOLI income, which was primarily due to collection of a policy claim in 2009 upon the death of a former director.

Index
Noninterest Expense. Noninterest expense decreased from $106.6 million in 2008 to $49.2 million in 2009, a decrease of 53.9%. Noninterest expense represents the costs of operating the Company. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2009 and 2008:

	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$22,112	$20,951	$1,161	5.5%
Occupancy	5,630	4,458	1,172	26.3
Furniture and equipment	3,155	3,135	20	0.6
Data processing and telecommunications	2,317	2,135	182	8.5
Advertising and public relations	1,610	1,515	95	6.3
Office expenses	1,383	1,317	66	5.0
Professional fees	1,488	1,479	9	0.6
Business development and travel	1,244	1,393	(149)	(10.7)
Amortization of deposit premiums	1,146	1,037	109	10.5
Miscellaneous loan handling costs	1,356	848	508	59.9
Directors fees	1,418	1,044	374	35.8
FDIC deposit insurance	2,721	685	2,036	297.2
Goodwill impairment charge	–	65,191	(65,191)	(100.0)
Other	3,580	1,424	2,156	151.4
Total noninterest expense	$49,160	$106,612	$(57,452)	(53.9)%

The primary reason for the significant decline in noninterest expense was the $65.2 million goodwill impairment charge in 2008.

Salaries and employee benefits rose primarily due to increased staffing requirements as new branches were opened during 2008 and 2009 in addition to the four branches purchased in the Fayetteville market during December 2008. Regular salaries and wages increased by $3.0 million as the average number of full-time equivalent employees increased from 342 in 2008 to 390 in 2009. Partially offsetting increased costs from additional headcount was a reduction in bonus expense of $1.0 million and 401(k) plan employer match expense of $385 thousand as the Company suspended its incentive plan and retirement plan matching contributions in light of current market conditions. Further, deferred loan costs increased by $863 thousand which resulted in decreased salaries expense. Loan cost deferrals are applied to each loan originated and renewed based on an estimated cost to process and underwrite those originations and renewals. Deferred costs increase the loan balance and are amortized as a component of interest income through the maturity of the respective loans.

Occupancy expense increased primarily from higher levels of facilities costs related to new branch locations but also from higher rent due to sale-leaseback agreements transactions on three existing branch facilities in September 2008. While slightly higher, furniture and equipment expense, advertising and public relations expense, office expenses, and professional fees remained relatively consistent from 2008 to 2009. Data processing and communications costs rose as management continued to update the Company’s technology infrastructure to support business growth. Business development and travel costs declined as management continued to closely monitor and control discretionary spending and as a second partner was recruited to sublease the corporate airplane. Amortization of deposit premiums increased from additional amortization required on the core deposit intangible recognized as part of the acquisition of four Fayetteville branches in December 2008. Miscellaneous loan handling costs increased partially due to loan growth but primarily due to higher levels of loan collection costs. Directors’ fees increased largely from an accelerated payout of deferred compensation benefits upon the death of a former director.

FDIC deposit insurance expense increased partially due to a mandatory special assessment of $765 thousand charged and collected in 2009. The remaining increase in FDIC deposit insurance expense was due to deposit growth as well as increases in assessment rates charged by the FDIC to cover higher monitoring costs and losses from insured financial institutions taken into receivership. The Company incurred $1.9 million of direct nonrecurring expenses related to its recent proposed public stock offering that was withdrawn on January 15, 2010. These expenses are recorded in other noninterest expense and represent investment banking, due diligence, legal and accounting costs as well as other miscellaneous filing and printing costs related to the proposed offering.

Index
Income Taxes. The Company’s income tax benefit increased from $1.2 million for the year ended December 31, 2008 to $7.0 million for the year ended December 31, 2009. This increase was due primarily to a larger pre-tax loss in 2009 compared to 2008, excluding the goodwill impairment charge in 2008. Also partially contributing to the increased tax benefit was a nonrecurring benefit of $504 thousand recorded from income tax refunds from federal and state tax authorities upon the amendment of multiple tax returns from previous years. These amended returns were filed during the third quarter of 2009 following a thorough review by the Company’s tax professionals of previously filed federal and state tax returns. The Company’s effective tax rate was 50.7% and 2.1% for the years ended December 31, 2009 and 2008, respectively. The increased effective tax rate was related to higher levels of tax exempt income relative to the pre-tax loss in each year. The goodwill impairment charge also reduced the Company’s effective tax rate in 2008.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The Company’s net loss totaled $55.7 million for the year ended December 31, 2008 compared to net income of $7.9 million for the year ended December 31, 2007. Net loss attributable to common shareholders was $55.8 million, or $4.94 per diluted share, for 2008 compared to net income available to common shareholders of $7.9 million, or $0.68 per diluted share, for 2007. The decline in earnings to a net loss in 2008 was primarily due to a goodwill impairment charge of $65.2 million. Further decreasing earnings was a $1.5 million decrease in net interest income, a $270 thousand increase in the provision for loan losses, and an additional $2.8 million increase in noninterest expense not related to the goodwill impairment charge. Partially offsetting the earnings decline was a $1.9 million increase in noninterest income and a $4.3 million decrease in income taxes.

Net Interest Income. Net interest income decreased from $44.1 million for the year ended December 31, 2007 to $42.6 million for the year ended December 31, 2008. Average interest-earning assets for the year ended December 31, 2008 were $1.44 billion compared to $1.31 billion for the year ended December 31, 2007, an increase of 9.8%. On a fully TE basis, net interest spread was 2.72% and 3.02% for the years ended December 31, 2008 and 2007, respectively. The net interest margin on a fully TE basis decreased by 45 basis points to 3.07% for the year ended December 31, 2008 from 3.52% for the year ended December 31, 2007. The yield on average interest-earning assets declined to 6.02% from 7.36% for the years ended December 31, 2008 and 2007, respectively, while the interest rate on average interest-bearing liabilities for those periods declined to 3.30% from 4.34%, respectively.

The decrease in net interest margin was attributable to a rapid decline in the prime lending rate coupled with competitive pressures in the marketplace for retail deposits. The FOMC made seven downward adjustments to the benchmark federal funds rate during 2008, three of which occurred during the fourth quarter. These rate cuts decreased the benchmark rate from 4.25% at the end of 2007 to a target range of zero to 0.25% by the end of 2008. The prime lending rate, which generally tracks against the federal funds rate, declined from 7.25% at the end of 2007 to 3.25% by the end of 2008. The Company’s balance sheet has remained asset sensitive and, in a declining rate environment, interest-earning assets reprice downward faster than interest-bearing liabilities. On the funding side, liquidity concerns plagued several major financial institutions late in 2008 prompting those institutions to maintain relatively high interest rates on retail deposit products, thus creating competitive pricing pressures in the marketplace which further slowed the downward repricing of the Company’s interest-bearing liabilities.

Interest income on loans decreased from $82.1 million in 2007 to $72.5 million in 2008, a decline of $9.6 million, or 11.7%. This decrease was primarily due to declining yields on the Company’s loan portfolio, partially offset by growth in average loan balances. Declining yields on the loan portfolio reduced interest income by $17.8 million in 2008 compared to 2007, and the increase in average loan balances generated $8.3 million in additional interest income. Average loan balances, which yielded 6.17% and 7.88% for the years ended December 31, 2008 and 2007, respectively, increased from $1.04 billion in 2007 to $1.17 billion in 2008. In November 2006, the Company entered into a $100 million (notional) interest rate swap to help mitigate its exposure to interest rate volatility in the prime-based portion of its commercial loan portfolio. This swap, which expired in October 2009, decreased loan interest income by $348 thousand in 2007 and increased loan interest income by $2.6 million in 2008.

Interest income on investment securities increased from $11.4 million in 2007 to $12.4 million in 2008, an increase of $1.0 million, or 8.6%. This increase is due to growth in the investment portfolio as well as higher yields earned on the portfolio. On a tax equivalent basis, growth in the investment portfolio contributed $413 thousand of additional interest income, and higher yields increased interest income by $137 thousand. Average investment balances, at cost, increased from $246.7 million for the year ended December 31, 2007 to $254.2 million for the year ended December 31, 2008, and the tax equivalent yield on investment securities increased from 5.46% to 5.52% over the same period. These higher investment yields primarily reflect new mortgage-backed security purchases that provide higher yields. Interest income on federal funds sold and interest-earning cash, which includes cash balances held at the Federal Reserve Bank, declined $924 thousand from 2007 to 2008, or 87.8%. This decrease reflects lower average balances and sharply lower yields on federal funds and interest-earning cash over the same period. Average balances of federal funds and interest-earning cash decreased from $23.6 million for the year ended December 31, 2007 to $11.3 million for the year ended December 31, 2008, and the average yield in this category decreased from 4.46% to 1.13% over the same time period as a result of the significant decrease in short-term interest rates during 2008.

Index
Interest expense decreased from $50.4 million in 2007 to $42.4 million in 2008, a decline of $8.0 million, or 15.9%. This decrease is primarily due to declining interest rates, partially offset by growth in average interest-bearing liability balances over the same period. Declining interest rates reduced interest expense by $13.6 million in 2008 compared to 2007, and the increase in average balances resulted in $5.6 million of higher interest expense. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, increased from $961.5 million for the year ended December 31, 2007 to $1.06 billion for the year ended December 31, 2008. The average rate paid on interest-bearing deposits decreased from 4.13% in 2007 to 3.12% in 2008, primarily due to declining interest rates in the wholesale and retail deposit markets. The interest rate on time deposits, which comprised 61.1% of total deposits as of December 31, 2008 and 54.9% of total deposits as of December 31, 2007, decreased from 4.81% in 2007 to 3.80% in 2008.

Average borrowings, including subordinated debt and repurchase agreements, increased from $200.2 million for the year ended December 31, 2007 to $229.4 million for the year ended December 31, 2008. The average rate paid on borrowings, including subordinated debt and repurchase agreements, decreased from 5.36% in 2007 to 4.09% in 2008. This decrease reflects the effects of falling interest rates on the Company’s variable-rate borrowings. In July 2003, the Company entered into interest rate swap agreements on $25.0 million (notional) of its outstanding FHLB advances to swap fixed rate borrowings to a variable rate. The net effect of the swaps, which either expired or were terminated in 2009, was a decrease to interest expense of $23 thousand in 2008 compared to an increase in interest expense of $507 thousand in 2007.

Provision for Loan Losses. Provision for loan losses was $3.9 million for the year ended December 31, 2008 compared to $3.6 million for the year ended December 31, 2007. The increase in the provision was partially due to loan growth and softening credit quality but was also partially due to enhancements in the methodology for calculating the allowance for loan losses, which reduced the allowance and related provision in 2007. The enhancements to the allowance methodology were implemented during 2007 based on updated guidance issued through an interagency policy statement by the FDIC, Federal Reserve and other regulatory agencies. Softening credit quality was reflected by moderately higher levels of net charge-offs in 2008 as well as certain other credit quality ratios.

Net charge-offs increased from $3.4 million, or 0.32% of average loans, during 2007 to $3.5 million, or 0.30% of average loans, during 2008. Nonperforming assets, which include loans on nonaccrual and other real estate owned, increased to 0.63% as a percent of total assets as of December 31, 2008 compared to 0.50% as of December 31, 2007. Further, nonperforming loans increased to 0.73% as a percent of total loans as of December 31, 2008 compared to 0.55% of total loans as of December 31, 2007.

Noninterest Income. Noninterest income increased from $9.1 million in 2007 to $11.0 million in 2008, an increase of 20.4%. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2008 and 2007:

	2008	2007	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$4,545	$3,907	$638	16.3%
Bank card services	1,332	1,064	268	25.2
Mortgage origination and other loan fees	2,148	2,536	(388)	(15.3)
Brokerage fees	732	601	131	21.8
Bank-owned life insurance	952	841	111	13.2
Gain on sale of branch	374	–	374	–
Net gain on investment securities	249	(49)	298	608.2
Other	669	240	429	178.8
Total noninterest income	$11,001	$9,140	$1,861	20.4%

Service charge income, which includes overdraft and non-sufficient funds charges, increased from higher transaction volumes. The Company experiences increased transaction volumes in demand deposit accounts as the deposit portfolio grows, which has increased fee income, but management has also emphasized collection of service charges, which has decreased the number of fees waived. The Smart Checking product has also benefited the Company by generating additional fee income. Mortgage origination and other loan fees decreased largely due to unfavorable conditions in the residential mortgage market during 2008 caused by a weakened economy and housing market. Brokerage fees increased as the Company hired more seasoned investment advisors in 2008 who experienced greater referral success than in the past. Bank card services increased primarily due to higher levels of interchange income, reflecting checking account growth. Bank-owned life insurance income increased primarily due to collection of a policy claim in 2008 upon the death of a former director.

Index
Noninterest income also included a net gain on sales of investment securities as management continued to align the investment portfolio to provide the proper balance of liquidity, yield and investment mixture. The Company also realized a gain of $374 thousand upon completion of the sale of its branch located in Greensboro, North Carolina, to another community bank in August 2008. Other noninterest income increased primarily due to lower levels of losses on sales of foreclosed properties, which reduce noninterest income.

Noninterest Expense. Noninterest expense increased from $38.7 million in 2007 to $106.6 million in 2008, an increase of 175.7%. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2008 and 2007:

	2008	2007	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$20,951	$19,416	$1,535	7.9%
Occupancy	4,458	4,897	(439)	(9.0)
Furniture and equipment	3,135	2,859	276	9.7
Data processing and telecommunications	2,135	1,637	498	30.4
Advertising and public relations	1,515	1,442	73	5.1
Office expenses	1,317	1,389	(72)	(5.2)
Professional fees	1,479	1,289	190	14.7
Business development and travel	1,393	1,217	176	14.5
Amortization of deposit premiums	1,037	1,198	(161)	(13.4)
Miscellaneous loan handling costs	848	743	105	14.1
Directors fees	1,044	683	361	52.9
FDIC deposit insurance	685	270	415	153.7
Goodwill impairment charge	65,191	–	65,191	–
Other	1,424	1,626	(202)	(12.4)
Total noninterest expense	$106,612	$38,666	$67,946	175.7%
The Company’s annual goodwill impairment evaluation in 2008 resulted in a goodwill impairment charge of $65.2 million. This impairment charge, representing the full amount of goodwill on the balance sheet, was primarily due to a significant decline in the market value of the Company’s common stock during 2008 to below tangible book value for an extended period of time.

Salary and employee benefits rose primarily due to increased staffing requirements as new branches were opened in late 2007 and during 2008 in addition to the four branches purchased in the Fayetteville market during December 2008. Regular salaries and wages increased by $1.6 million partially due to normal annual compensation adjustments and partially due to an increase in the average number of full-time equivalent employees from 326 in 2007 to 342 in 2008. In addition, health insurance premiums rose $180 thousand partially from higher employee headcount but also partially from increased market rates for healthcare services. Stock-based compensation expense increased $111 thousand during this period as restricted stock grants awarded to certain key executives in December 2007 partially vested during 2008. Bonuses increased by $116 thousand from higher employee headcount. Commissions decreased by $355 thousand as the volume of mortgage applications and fee income declined during 2008. Employee relocation expense declined by $300 thousand due primarily to key officers hired in 2007 requiring relocation from other states. In addition, the Company incurred a one-time expense of $70 thousand related to a rescission offer the Company made to certain former and current employees who purchased Company common stock held in the Capital Bank 401(k) Retirement Plan.

Occupancy expense declined primarily due to increased rent expense and depreciation of leasehold improvements during 2007 from changes in the remaining economic life of certain leased facilities, reflecting management’s plans to close or restructure the facilities. Furniture and equipment expenses increased partially due to equipment and building upgrades as well as higher maintenance costs. Data processing and communications expense increased primarily due to system upgrades and enhancements to support growth in the Company’s primary business lines. Advertising expense increased primarily due to additional marketing as the Company entered new markets with the purchase of four Fayetteville branch offices in December 2008 as well as the opening of the Clayton branch in December 2008. Office expense declined primarily due to lower courier costs. Professional fees increased due to higher recruitment, consulting and legal fees. Business development and travel increased partially due to higher travel costs necessary to complete due diligence procedures and to fully integrate the Fayetteville branches purchased in December 2008. Amortization of deposit premiums acquired as the result of previous acquisitions decreased as these intangible assets from certain acquisitions became fully amortized. Miscellaneous loan handling costs increased primarily due to higher appraisal costs on commercial and consumer real estate.

Index
Directors’ fees increased as mark-to-market adjustments from the decline in the Company’s stock price decreased expense more in 2007 than in 2008. Prior to November 2008, the Deferred Compensation Plan for Outside Directors was classified as a liability-based plan, and as such, the liability for this plan was recorded at fair market value each reporting period with changes in fair value recorded in earnings. This Plan was amended by the board of directors in November 2008 and was reclassified as an equity-based plan. Upon amendment of the Plan, compensation expense is no longer adjusted based on fair market value but will rather be recognized as expense and a corresponding increase to common stock as the compensation is earned. FDIC deposit insurance costs rose as the regulatory agency increased premiums to cover higher monitoring costs and claims.

Income Taxes. Income taxes represented a benefit of $1.2 million for the year ended December 31, 2008 compared to tax expense of $3.1 million for the year ended December 31, 2007. The benefit was created primarily by a $3.2 million reduction in taxes in connection with the goodwill impairment charge. Because of this impairment charge, the Company reversed net deferred tax liabilities that arose from book/tax goodwill differences generated in previous business combinations. The remaining decrease in tax expense after the goodwill impairment charge was primarily due to lower pre-tax income generated in 2008 compared to 2007. The Company’s effective tax rate decreased from 28.4% in 2007 to 2.1% in 2008, which primarily reflects the goodwill impairment charge as well as an increase in tax exempt interest income relative to pre-tax income.

Analysis of Financial Condition

Overview

The Company’s financial condition is measured in terms of its asset and liability composition, including asset quality. The growth and composition of the Company’s balance sheet from 2008 to 2009 reflect organic growth generated during the year by the Company’s primary business lines.

Total assets as of December 31, 2009 were $1.73 billion, an increase of $80.4 million, or 4.9%, from $1.65 billion as of December 31, 2008. The increase in total assets in 2009 was primarily due to a $124.6 million increase in the Company’s loan portfolio, net of allowance for loan losses. Earning assets were $1.64 billion as of December 31, 2009 compared to $1.56 billion as of December 31, 2008, which represented 94.6% and 94.3%, respectively, of total assets. As of December 31, 2009, investment securities were $245.5 million compared to $278.1 million as of December 31, 2008. Interest-earning cash, federal funds sold, and short term investments totaled $4.5 million as of December 31, 2009 compared to $26.6 million as of December 31, 2008. Allowance for loan losses was $26.1 million as of December 31, 2009 compared to $14.8 million as of December 31, 2008, representing approximately 1.88% and 1.18%, respectively, of total loans.

Total deposits as of December 31, 2009 were $1.38 billion, an increase of $62.7 million, or 4.8%, from $1.32 billion as of December 31, 2008. The increase was primarily due to a $46.1 million increase in checking and savings deposit accounts and a $45.2 million increase in time deposits, partially offset by a $28.6 million decrease in money market deposits. Time deposits represented 61.6% of total deposits at December 31, 2009 compared to 61.1% at December 31, 2008. Borrowings increased from $132.0 million as of December 31, 2008 to $167.0 million as of December 31, 2009.

Total shareholders’ equity decreased from $148.5 million as of December 31, 2008 to $139.8 million as of December 31, 2009. The Company’s accumulated deficit increased by $12.8 million for the year ended December 31, 2009, which was comprised of a $6.8 million net loss, common dividends of $3.6 million, and dividends and accretion on preferred stock of $2.4 million. Accumulated other comprehensive income, which includes the unrealized gain or loss on available-for-sale investment securities and the unrealized gain or loss related to the cash flow hedge, net of tax, was $4.0 million as of December 31, 2009, which was an increase of $3.1 million from the net unrealized gain of $0.9 million as of December 31, 2008.

Investment Securities

Investment securities represent the second largest component of earning assets and are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for FHLB advances, public funds and repurchase agreements. The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, non-agency mortgage-backed securities, municipal bonds, and corporate bonds.

Index
As securities are purchased, they are designated as available for sale or held to maturity based upon management’s intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies and capital requirements. Investment securities available for sale are carried at their fair value and were in a net unrealized gain position of $6.5 million as of December 31, 2009, an improvement from a net unrealized loss position of $1.7 million as of December 31, 2008. Changes to the fair value of available-for-sale investment securities are recorded to other comprehensive income. After considering taxes, the mark-to-market adjustment on available-for-sale investments increased other comprehensive income, which is a component of shareholders’ equity, by $5.1 million in 2009. Future fluctuations in shareholders’ equity will occur due to changes in the fair value of available-for-sale investment securities. Investment securities held to maturity are carried at amortized cost and were in a net unrealized loss position of $54 thousand and $509 thousand as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the recorded value of investments securities totaled $245.5 million and $278.1 million, respectively, with $235.4 million and $266.7 million, respectively, classified as available for sale and recorded at fair value and $3.7 million and $5.2 million, respectively, classified as held to maturity and recorded at amortized cost. In addition, the Company owned other investments which totaled $6.4 million and $6.3 million as of December 31, 2009 and 2008, respectively. Other investments primarily includes the Company’s investment in FHLB stock which does not have a readily determinable fair value and is recorded at cost and reviewed periodically for impairment. Factors affecting the growth of the investment portfolio include loan growth, funding levels, interest rates available for reinvestment of maturing securities, and changes to the interest rate yield curve.

The following table reflects the carrying value of the Company’s investment portfolio as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
(Dollars in thousands)

Available for sale:
U.S. agency obligations	$1,029	$5,448	$35,048
Municipal bonds	72,894	70,430	81,261
Mortgage-backed securities issued by GSEs	151,658	181,906	116,661
Non-agency mortgage-backed securities	7,797	5,809	7,367
Other securities	2,048	3,063	1,152
	235,426	266,656	241,489
Held to maturity:
U.S. agency obligations	–	–	3,999
Municipal bonds	300	300	300
Mortgage-backed securities issued by GSEs	1,576	2,103	2,450
Non-agency mortgage-backed securities	1,800	2,791	3,273
	3,676	5,194	10,022
Other investments	6,390	6,288	7,605
	$245,492	$278,138	$259,116

As of December 31, 2009, the Company’s investment portfolio had gross unrealized losses in available-for-sale municipal bonds, non-agency mortgage-backed securities, and other securities totaling $668 thousand, $567 thousand, and $204 thousand, respectively. Gross unrealized losses on held-to-maturity non-agency mortgage-backed securities totaled $145 thousand as of December 31, 2009.

Unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, are related to eight different securities. These losses are due to a combination of interest rate fluctuations and widened credit spreads. These mortgage securities are not issued and guaranteed by an agency of the federal government but are instead issued by corporate entities, primarily financial institutions, and therefore carry an element of credit risk. Management closely monitors the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, regional allocation of collateral, remaining terms, interest rates, loan types, etc. The Company has engaged a third party expert to provide a “stress test” of each private label security through a simulation model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance of each mortgage security. Unrealized losses on the Company’s investments in municipal bonds are related to 36 different securities. These losses are partially related to interest rate changes but are primarily related to concerns in the marketplace regarding credit quality of issuers and the viability of certain bond insurers. Management monitors the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities relate to an investment in subordinated debt of one corporate financial institution. Management monitors the financial strength of this institution by reviewing its quarterly financial reports and considers its capital, liquidity and earnings in this review.

Index
Based on its assessment as of December 31, 2009, management determined that three of its investment securities were other-than-temporarily impaired. The first of these investments was a private label mortgage security with a book value and unrealized loss of $810,000 and $381,000, respectively, as of December 31, 2009. This impairment determination was based on the extent and duration of the unrealized loss as well as a recent credit rating downgrade from one rating agency to below investment grade. Based on its analysis of expected cash flows under the aforementioned stress test, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was the subordinated debt of a corporate financial institution referred to above with a book value and unrealized loss of $1.0 million and $203,000, respectively, as of December 31, 2009. This impairment determination was based on the extent of the unrealized loss as well as adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income. The third other-than-temporarily impaired investment was trust preferred securities of a corporate financial institution with an original book value and unrealized loss of $1.0 million and $498,000, respectively. Based on its financial review of this institution and notice by the issuer of the suspension of interest payments on the securities, management determined the unrealized loss to represent credit impairment and therefore charged the full amount of unrealized loss to earnings.

The table below reflects the carrying value and average yield on debt securities by contractual maturities as of December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are not due at a single maturity date, have been included in their respective maturity groupings based on the contractual maturity date of the security, which is based on the final maturity date of the longest term mortgage within the security.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. agency securities:
Due within one year	$–	–%	$–	–%
Due after one year through five years	–	–	–	–
Due after five years through ten years	1,000	6.0	–	–
Due after ten years	–	–	–	–
	1,000	6.0	–	–
Municipal bonds 1:
Due within one year	–	–	–	–
Due after one year through five years	1,445	5.1	300	4.5
Due after five years through ten years	2,862	5.9	–	–
Due after ten years	68,249	6.1	–	–
	72,556	6.1	300	4.5
Mortgage-backed securities issued by GSEs:
Due within one year	–	–	–	–
Due after one year through five years	120	5.1	–	–
Due after five years through ten years	3,538	4.7	1,030	4.6
Due after ten years	141,105	5.3	546	5.4
	144,763	5.2	1,576	4.9
Non-agency mortgage-backed securities:
Due within one year	–	–	–	–
Due after one year through five years	–	–	–	–
Due after five years through ten years	1,940	4.9	–	–
Due after ten years	6,404	5.5	1,800	3.7
	8,344	5.3	1,800	3.7
Other securities 2:
Due within one year	–	–	–	–
Due after one year through five years	–	–	–	–
Due after five years through ten years	1,000	3.8	–	–
Due after ten years	502	–	–	–
	1,502	2.5	–	–
	$228,165	5.5%	$3,676	4.3%

1	Municipal bonds shown at tax equivalent yield.
2	Other security due after ten years is an other-than-temporarily impaired corporate bond for which the Company is no longer accruing interest.

Index
As of December 31, 2009, the projected weighted average life of the Company’s U.S. agency bonds, municipal bonds and mortgage-backed securities was 0.6 years, 10.8 years and 5.6 years, respectively, assuming a flat interest rate environment.

Loans

Total loans were $1.39 billion and $1.25 billion as of December 31, 2009 and 2008, respectively. This increase reflects organic loan growth in 2009, primarily within the Company’s Triangle market. As of December 31, 2009, commercial real estate (non-owner occupied), consumer real estate, commercial owner occupied, commercial and industrial, consumer non-real estate and other loans (including agriculture and municipal loans) amounted to $697.8 million, $262.5 million, $194.4 million, $183.7 million, $9.7 million, and $41.9 million, respectively. As of December 31, 2008, such loans amounted to $655.2 million, $235.7 million, $148.4 million, $186.5 million, $11.2 million, and $17.4 million, respectively.

The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses located within the Company’s four primary markets: Triangle, Sandhills, Triad and Western regions. The economic trends of the areas in North Carolina served by the Company are influenced by the significant businesses and industries within these regions. The ultimate collectability of the Company’s loan portfolio is highly susceptible to changes in the market conditions of these geographic regions.

The following table reflects contractual maturities in the commercial loan portfolio as of December 31, 2009 and 2008:

	2009		2008
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Commercial real estate loans:
Due within one year	$403,784	4.7%	$370,463	4.1%
Due one through five years	262,496	5.7	265,953	5.1
Due after five years	31,514	6.6	18,742	6.8
	697,794	5.1	655,158	4.6
Commercial owner occupied loans:
Due within one year	27,757	5.8	34,517	5.5
Due one through five years	123,072	6.0	86,624	6.3
Due after five years	43,530	6.0	27,258	6.0
	194,359	6.0	148,399	6.1
Commercial and industrial loans:
Due within one year	97,432	4.9	84,402	4.1
Due one through five years	81,716	5.4	95,216	5.3
Due after five years	4,585	6.2	6,856	6.9
	183,733	5.2	186,474	4.8
Total commercial loans	$1,075,886	5.3%	$990,031	4.9%

Index
The following table reflects the mixture of commercial loans by rate type for notes with contractual maturities greater than one year as of December 31, 2009 and 2008:

	2009		2008
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Commercial real estate loans due after one year:
Fixed rate	$162,406	6.6%	$139,069	6.9%
Floating rate	124,419	4.7	140,057	3.5
Adjustable rate	7,185	4.6	5,569	4.7
	294,010	5.8	284,695	5.2
Commercial owner occupied loans due after one year:
Fixed rate	128,592	6.5	86,016	7.0
Floating rate	29,931	4.2	26,330	3.9
Adjustable rate	8,079	4.2	1,536	6.8
	166,602	6.0	113,882	6.3
Commercial and industrial loans due after one year:
Fixed rate	32,577	6.9	36,540	7.2
Floating rate	47,356	4.7	61,842	4.3
Adjustable rate	6,368	3.2	3,690	5.1
	86,301	5.4	102,072	5.4
Total commercial loans due after one year	$546,913	5.8%	$500,649	5.5%

Given the nature of the Company’s primary markets, a significant portion of the loan portfolio is secured by commercial real estate. As of December 31, 2009, approximately 50% of the loan portfolio had non-owner occupied commercial real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans. The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

The Company utilizes interest reserves on certain commercial real estate loans to fund the interest payments, which are funded from loan proceeds. The decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. To mitigate risks related to the use of interest reserves, the Company follows an interest reserve policy approved by its Board of Directors which sets underwriting standards for loans with interest reserves. These policies include loan-to-value (“LTV”) limits as well as guarantor strength and equity requirements. Additionally, strict monitoring requirements are followed. All loans containing interest reserves are detailed on monthly reports submitted to management and the Board of Directors for review. Quarterly monitoring consists of an in-depth analysis of all loans with interest reserves, history of funding, and projected remaining term of those reserves. Additionally, all acquisition, development and construction loans require a comprehensive quarterly status report to review budgetary tracking, collateral value and resulting LTV, overall performance of the project, and continued viability of the source(s) of repayment.

Index
As of December 31, 2009, the Company had a total of 50 loans funded by an interest reserve with total outstanding balances of $142.3 million, representing approximately 10% of total outstanding loans. Total commitments on these loans equaled $178.8 million with total remaining interest reserves of $5.0 million, representing a weighted average term of approximately nine months of remaining interest coverage. These loans had a weighted average LTV ratio of 72% based on the most recent appraisals. The following table summarizes the Company’s residential and commercial acquisition, development and construction loans with active interest reserves as of December 31, 2009:

	Outstanding Balance	Committed Balance	Number of Loans	Remaining Reserves
(Dollars in thousands)

Residential	$69,698	$75,068	31	$1,449
Commercial	72,565	103,734	19	3,547
Total ADC loans with interest reserves 1	$142,263	$178,802	50	$4,996

1	Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

Nonperforming Assets and Impaired Loans

Loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

The following table presents an analysis of nonperforming assets as of December 31, 2009 and 2008:

	2009	2008
(Dollars in thousands)

Nonperforming loans:
Commercial real estate	$25,593	$5,970
Consumer real estate	3,330	2,013
Commercial owner occupied	6,607	784
Commercial and industrial	3,974	348
Consumer	8	–
Total nonperforming loans	39,512	9,115
Other real estate:
Construction, land development, and other land	2,863	802
1-4 family residential properties	2,060	345
1-4 family residential properties sold with 100% financing	3,314	–
Commercial properties	1,199	200
Closed branch office	1,296	–
Total other real estate	10,732	1,347
Total nonperforming assets	$50,244	$10,462

Nonperforming loans to gross loans	2.84%	0.73%
Nonperforming assets to total assets	2.90%	0.63%

Other real estate, which includes foreclosed assets and other real property held for sale, increased to $10.7 million as of December 31, 2009 from $1.3 million as of December 31, 2008. As of December 31, 2009, other real estate included $1.3 million of real estate from a closed branch office held for sale and included $3.3 million of residential properties sold to individuals prior to December 31, 2009 where the Company financed 100% of the purchase price of the home at closing. These financed properties will remain in other real estate until regular payments are made by the borrowers that total at least 5% of the original purchase price, which is expected to occur in 2010, at which time the property will be moved out of other real estate and into the performing mortgage loan portfolio.

Index
The remaining increase in other real estate was primarily due to the repossession of commercial and residential real estate in 2009. The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties are carried at the lower of carrying value or updated fair value. The Company obtains updated appraisals and/or internal evaluations for all other real estate. The Company considers all other real estate to be classified as Level 3 fair value estimates given certain adjustments made to appraised values.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. Impaired loans totaled $77.3 million and $13.7 million as of December 31, 2009 and 2008, respectively. The significant increase in impaired loans is primarily due to weakness experienced in the local economy and real estate markets from the recent recession and credit crisis. The following table summarizes the Company’s impaired loans and TDRs as of December 31, 2009 and 2008:

	2009	2008
(Dollars in thousands)

Impaired loans:
Impaired loans with related allowance for loan losses	$58,509	$13,723
Impaired loans for which the full loss has been charged off	18,756	–
Total impaired loans	77,265	13,723
Allowance for loan losses related to impaired loans	(6,112)	(945)
Net carrying value of impaired loans	$71,153	$12,778

Performing TDRs:
Commercial real estate	$27,532	$5,624
Consumer real estate	598	219
Commercial owner occupied	4,633	–
Commercial and industrial	1,288	–
Consumer	126	–
Other loans	–	–
Total performing TDRs	$34,177	$5,843

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. With respect to restructured loans, the Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. Restructured loans where a concession has been granted through extention of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms are also combined with a reduction of the stated interest rate in certain cases. Success in restructuring loan terms has been mixed but has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans. In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restructured agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If a loan is restructured a second time, after previously being classified as a TDR, that loan is automatically placed on nonaccrual status. The Company’s policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. To date, the Company has not restored any nonaccrual loan classified as a TDR to accrual status.

Index
All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of December 31, 2009, allowance for loan losses allocated to performing TDRs totaled $3.5 million. Outstanding nonperforming TDRs and their related allowance for loan losses totaled $16.1 million and $0.7 million, respectively, as of December 31, 2009.

Allowance for Loan Losses

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined loan amount, a sampling of loans within a lender’s authority, and a sampling of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan grade. The Loan Review Officer reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors.

The allowance for loan losses represents management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date and is determined by management through quarterly evaluations of the loan portfolio. The allowance calculation consists of specific and general reserves. Specific reserves are applied to individually impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Specific reserves on impaired loans that are collateral dependent are based on the fair value of the underlying collateral while specific reserves on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. Management evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc. General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on the Company’s historical default and charge-off experience in each pool and management’s consideration of environmental factors such as changes in economic conditions, credit quality trends, collateral values, concentrations of credit risk, and loan review as well as regulatory exam findings.

Management has allocated the allowance for loan losses by loan class for the past five years ended December 31, as shown in the following table:

	As of December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial	$14,187	54%	$9,749	66%	$10,231	75%	$8,744	59%	$6,460	64%
Construction	10,343	40	3,548	24	1,812	13	3,276	25	2,039	20
Consumer	481	2	620	4	631	5	408	3	311	3
Home equity lines	491	2	570	4	419	3	669	8	557	10
Mortgage	579	2	308	2	478	4	250	5	225	3
	$26,081	100%	$14,795	100%	$13,571	100%	$13,347	100%	$9,592	100%

In 2009, management changed its loan-related disclosure classifications in its financial reports to better reflect the underlying collateral risk within the loan portfolio and to more closely align its financial disclosures with regulatory classifications. For loan-related disclosures, management has presented data from all periods to reflect this updated classification. However, for the allocation of the allowance for loan losses, historical data for certain years was not available for purposes of applying a consistent allocation methodology. Thus, the Company has presented the allocation of the allowance for loan losses, consistent with the allocation methodology used in previous financial reports, for the past five years in the table above. The following table presents the allowance for loan losses, allocated according to the updated classifications and consistent with other loan-related disclosures, as of December 31, 2009 and 2008:

Index

	2009			2008
(Dollars in thousands)	Amount	% of Total Allowance	% of Loans	Amount	% of Total Allowance	% of Loans
Allowance for loan losses:
Commercial real estate	$14,987	58%	2.15%	$6,825	46%	1.04%
Consumer real estate	2,383	9	0.91	2,360	16	1.00
Commercial owner occupied	2,650	10	1.36	1,878	13	1.27
Commercial and industrial	5,536	21	3.01	3,233	22	1.73
Consumer	326	1	3.36	316	2	2.82
Other loans	199	1	0.48	183	1	1.05
Total allowance for loan losses 1	$26,081	100%	1.88%	$14,795	100%	1.18%

1	The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in other liabilities.

As of December 31, 2009 and 2008, impaired loans on borrower relationships over $750 thousand totaled $69.4 million and $9.7 million, respectively, with specific reserves of $5.7 million and $0.2 million, respectively. Specific reserves represented 8.2% and 2.1% of impaired loan balances as of December 31, 2009 and 2008, respectively. Specific reserves represented 10.6% and 2.1% of impaired loan balances, net of impaired loans for which the full loss has been charged-off, as of December 31, 2009 and 2008, respectively. These loans were evaluated for impairment and valued individually. Given the Company’s concentration in real estate lending, the vast majority of impaired loans are collateral dependent and are therefore valued based on underlying collateral values. In the case of unsecured loans that become impaired, principal balances are fully charged off. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established.

The Company employs a dedicated Special Assets Group (“SAG”) that monitors problem loans and formulates collection and/or resolution plans for those borrowers. The SAG and the lender who underwrote the problem loan remain updated on market conditions and inspect collateral on a regular basis. If there is reason to believe that collateral values have been negatively affected by market or other forces, an updated appraisal is ordered to assess the change in value. While not a formal policy, the Company’s management seeks to ensure that appraisals are not more than twelve months old for impaired loans.

The Company considers all impaired loans to be classified as Level 3 fair value estimates given certain adjustments made to appraised values. For each impaired loan evaluated individually, the fair value of underlying collateral is estimated based on the most recent appraised value (or other appropriate valuation type), adjusted for estimated holding and selling costs. For certain impaired loans where appraisals are aged or where market conditions have significantly changed since the appraisal date, a further reduction is made to appraised value to arrive at the fair value of collateral. Of the $69.4 million of impaired loans evaluated and valued on an individual basis as of December 31, 2009, $55.7 million was valued based on independent appraisals, $10.8 million was valued based on a combination of broker price opinions and internal valuations, $1.2 million was valued based on a recent sales contract and $1.7 million was valued based on a court settlement that will provide for repayment out of a deposit account. Internal valuations are primarily used for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. As part of the allowance for loan loss calculation each quarter, management uses the most recent appraisal available to estimate fair value. For any impaired loan where a specific reserve has previously been established, or where a partial charge-off has been recorded, an updated appraisal that reflects a further decline in value will result in an additional reserve or partial charge-off during the current period. Currently, all partially charged-off loans are all on nonaccrual status.

As of December 31, 2009 and 2008, impaired loans on relationships less than $750 thousand (loans not evaluated individually for impairment), totaled $7.9 million and $4.0 million, respectively, with associated reserves of $0.4 million and $0.7 million, respectively. Reserves on these loans were based on loss percentages applied to pools of loans stratified by common risk rating and loan type.

General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on the Company’s historical default and charge-off experience in each pool and management’s consideration of environmental factors. As of December 31, 2009, the Company used two years of default and charge-off history for purposes of calculating general reserves. Nonperforming loans and net charge-offs have significantly increased over recent quarters, particularly in the commercial real estate portfolio. Such increases have directly impacted loss percentages and the resulting allowance for loan losses for each loan pool.

Index
The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The following table presents an analysis of changes in the allowance for loan losses for the previous five years ended December 31:

	2009	2008	2007	2006	2005
(Dollars in thousands)

Allowance for loan losses, beginning of period	$14,795	$13,571	$13,347	$9,592	$10,721
Adjustment for loans acquired in acquisition	–	845	–	7,650	–
Net charge-offs:
Loans charged off:
Commercial real estate	8,026	1,991	1,292	1,278	262
Consumer real estate	2,016	125	2,264	268	404
Commercial and industrial	1,903	1,658	1,265	3,541	207
Consumer	252	794	403	172	276
Other loans	–	–	28	–	–
Total charge-offs	12,197	4,568	5,252	5,259	1,149
Recoveries of loans previously charged off:
Commercial real estate	200	650	455	129	77
Consumer real estate	107	28	1,295	54	18
Commercial and industrial	63	316	9	536	240
Consumer	49	77	111	58	28
Other loans	–	–	–	–	–
Total recoveries	419	1,071	1,870	777	363
Total net charge-offs	11,778	3,497	3,382	4,482	786
Provision (credit) for loan losses	23,064	3,876	3,606	587	(343)
Allowance for loan losses, end of period	$26,081	$14,795	$13,571	$13,347	$9,592

Key Allowance-Related Ratios:
Net charge-offs to average loans during the year	0.89%	0.30%	0.32%	0.46%	0.12%
Allowance for loan losses to gross loans	1.88%	1.18%	1.24%	1.32%	1.43%
Allowance for loan losses to gross loans, net of nonperforming loans for which the full loss has been charged-off	1.90%	1.18%	1.24%	1.32%	1.43%
Allowance coverage of nonperforming loans	66%	162%	227%	272%	119%
Allowance coverage of nonperforming loans, net of nonperforming loans for which the full loss has been charged-off	126%	162%	227%	272%	119%

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

Index
Supplemental Commercial Real Estate Analysis
	As of December 31, 2009
Residential Acquisition, Development and Construction Loan Analysis by Type and Region:	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

Loans outstanding	$162,733	$100,724	$263,457
Loans outstanding to total loans	11.70%	7.24%	18.95%
Average loan balance	$372	$200	$280

Nonaccrual loans	$16,935	$7,102	$24,037
Nonaccrual loans to loans in category	10.41%	7.05%	9.12%
Average nonaccrual loan balance	$941	$395	$668

Allowance for loan losses	$7,569	$1,707	$9,276
Allowance for loan losses to loans in category	4.65%	1.69%	3.52%

	As of December 31, 2009
Residential Acquisition, Development and Construction Loan Analysis by Type and Region:	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
(Dollars in thousands)

Triangle	$185,319	70.34%	$14,349	7.74%	$7,325	3.95%
Sandhills	31,257	11.86	–	–	412	1.32
Triad	5,509	2.09	106	1.92	86	1.56
Western	41,372	15.71	9,582	23.16	1,453	3.51
Total	$263,457	100.00%	$24,037	9.12%	$9,276	3.52%

	As of December 31, 2009
Other Commercial Real Estate Loan Analysis by Type and Region:	Commercial Land / Development	Commercial Construction	Multifamily	Other Non-Residential, Non-Owner Occupied CRE	Total
(Dollars in thousands)

Loans outstanding	$128,745	$59,918	$43,379	$202,295	$434,337
Loans outstanding to total loans	9.26%	4.31%	3.12%	14.55%	31.24%
Average loan balance	$560	$990	$347	$592	$571

Nonaccrual loans	$529	$–	$325	$702	$1,556
Nonaccrual loans to loans in category	0.41%	–	0.75%	0.35%	0.36%
Average nonaccrual loan balance	$265	$–	$108	$140	$156

Allowance for loan losses	$1,732	$462	$474	$3,043	$5,711
Allowance for loan losses to loans in category	1.35%	0.77%	1.09%	1.50%	1.31%

Index
	As of December 31, 2009
Other Commercial Real Estate Loan Analysis by Type and Region:	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
(Dollars in thousands)

Triangle	$281,664	64.85%	$361	0.13%	$3,653	1.30%
Sandhills	60,593	13.95	605	1.00	937	1.55
Triad	35,987	8.29	41	0.11	576	1.60
Western	56,093	12.91	549	0.98	545	0.97
Total	$434,337	100.00%	$1,556	0.36%	$5,711	1.31%

Deposits

Total deposits increased from $1.32 billion as of December 31, 2008 to $1.38 billion as of December 31, 2009. This increase reflects organic growth in 2009, primarily within the Company’s Triangle market. Of these amounts, $141.1 million and $125.3 million represented noninterest-bearing demand deposits as of December 31, 2009 and 2008, respectively, and $1.24 billion and $1.19 billion represented interest-bearing deposits as of December 31, 2009 and 2008, respectively. Balances in time deposits of $100,000 and greater increased from $294.3 million as of December 31, 2008 to $341.4 million as of December 31, 2009. The average interest rate on time deposits of $100,000 or greater decreased from 3.68% as of December 31, 2008 to 2.74% as of December 31, 2009.

The following table reflects the scheduled maturities and average rates of time deposits as of December 31, 2009:

	Time Deposits $100,000 or Greater		Time Deposits Less than $100,000
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Three months or less	$12,225	1.9%	$60,423	1.0%
Over three months to one year	134,161	3.6	231,592	2.6
Over one year to three years	187,966	2.2	204,640	2.1
Over three years	7,008	3.6	10,693	3.0
	$341,360	2.7%	$507,348	2.2%

Borrowings

Advances from the FHLB totaled $49.0 million and $72.0 million as of December 31, 2009 and 2008, respectively, and had a weighted average rate of 4.7% as of December 31, 2009 and 2008. In addition, FHLB overnight borrowings on the Company’s credit line at that institution totaled $18.0 million and zero as of December 31, 2009 and 2008, respectively. These advances as well as the Company’s credit line with the FHLB were collateralized by eligible 1–4 family mortgages, home equity loans, commercial loans, and mortgage-backed securities. Outstanding structured repurchase agreements totaled $50.0 million and $60.0 million as of December 31, 2009 and 2008, respectively. These repurchase agreements had a weighted average rate of 4.1% and 4.3% as of December 31, 2009 and 2008, respectively, and were collateralized by certain U.S. agency and mortgage-backed securities. The Company maintains a credit line at the Federal Reserve Bank’s (“FRB”) discount window that is used for short-term funding needs and as an additional source of liquidity. Primary credit borrowings totaled $50.0 million and zero as of December 31, 2009 and 2008, respectively. These borrowings as well as the Company’s credit line at the discount window were collateralized by eligible commercial construction as well as commercial and industrial loans. The Company had total average outstanding borrowings of $143.2 million and $168.5 million with effective borrowing costs of 3.59% and 4.29% in 2009 and 2008, respectively.

Further, the Company had $30.9 million of subordinated debentures outstanding as of December 31, 2009 and 2008. The subordinated debt issues pay interest at varying spreads to 90-day LIBOR, and the effective interest rate was 3.41% and 5.69% in 2009 and 2008, respectively.

Index
Capital Resources

Total shareholders’ equity decreased from $148.5 million as of December 31, 2008 to $139.8 million as of December 31, 2009. The Company’s accumulated deficit increased by $12.8 million for the year ended December 31, 2009, which was comprised of a $6.8 million net loss, common dividends of $3.6 million, and dividends and accretion on preferred stock of $2.4 million. Accumulated other comprehensive income, which includes the unrealized gain or loss on available-for-sale investment securities and the unrealized gain or loss related to the cash flow hedge, net of tax, was $4.0 million as of December 31, 2009, which was an increase of $3.1 million from the net unrealized gain of $0.9 million as of December 31, 2008.

As of December 31, 2009, the Company had a leverage ratio of 8.94%, a Tier 1 capital ratio of 10.16%, and a total risk-based capital ratio of 11.41%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 19, for additional information on regulatory capital requirements). The Company’s tangible equity to tangible assets ratio decreased from 8.77% as of December 31, 2008 to 7.91% as of December 31, 2009, and its tangible common equity to tangible assets ratio declined from 6.26% as of December 31, 2008 to 5.53% as of December 31, 2009.

On December 12, 2008, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (the “Warrants”) of the Company. The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

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

On January 15, 2010, the Company withdrew its registration statement with respect to its public offering of common stock due to unfavorable market conditions. On February 1, 2010, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend to its common shareholders.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the FRB. The Company submits weekly reports to the FRB to ensure that it meets those requirements. As of December 31, 2009, the Company met all of its regulatory liquidity requirements.

The Company had $29.5 million in its most liquid assets, cash and cash equivalents as of December 31, 2009. The Company’s principal sources of funds are deposits, borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $1.18 billion, or 67.8%, of total assets as of December 31, 2009 compared to $1.17 billion, or 70.7% of total assets as of December 31, 2008.

Index
Changes in the Company’s on-balance sheet liquidity can be demonstrated by an analysis of its cash flows separated by operating activities, investing activities and financing activities. Operating activities generated $10.9 million of liquidity for the year ended December 31, 2009 compared to $12.4 million for the year ended December 31, 2008. The principal elements of operating activities are net income (loss), adjusted for significant noncash expenses such as the provision for loan losses, depreciation, amortization, deferred income taxes and changes in other assets and liabilities. Investing activities used $119.5 million of cash in the year ended December 31, 2009 compared to $97.6 million in the year ended December 31, 2008. The principal elements of investing activities are proceeds and principal repayments from investment securities offset by purchases of investment securities, net loan growth, and proceeds from the sale of premises and equipment offset by purchases of premises and equipment. While the Company does not own any investment securities with final contractual maturities falling within the next 12 months, management expects to receive principal repayments of $38.8 million on its debt securities in 2010. These projected principal repayments include cash flows from regularly scheduled payments on mortgage-backed securities as well as anticipated prepayments on mortgage-backed securities and other debt securities assuming a flat interest rate environment. During 2009, the Company purchased $31.8 million of investment securities, while proceeds from repayments/calls/maturities of investment securities totaled $72.2 million. Financing activities generated $83.7 million of cash for the year ended December 31, 2009 compared to $99.5 million for the year ended December 31, 2008. The principal elements of financing activities are net deposit growth, proceeds from borrowings offset by principal repayments on borrowings, and issuance of stock offset by repurchases of stock and dividends paid. The Company is not currently aware of any trends, events or uncertainties that had or were reasonably likely to have a material affect on its liquidity position.

Additional sources of liquidity are available to the Company through the FRB and through membership in the FHLB system. As of December 31, 2009, the Company had a maximum and available borrowing capacity of $108.5 million and $41.5 million, respectively, through the FHLB. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed 20% of total assets or 20 times the amount of FHLB stock owned by the borrowing bank. Borrowings with the FHLB are collateralized by a blanket lien on certain qualifying assets. The Company also maintains a credit line at the FRB’s discount window that is used for short-term funding needs and as an additional source of available liquidity. As of December 31, 2009, the Company had a maximum and available borrowing capacity of $67.7million and $17.7 million, respectively, at the discount window. Available credit at the discount window is collateralized by eligible commercial construction and commercial and industrial loans. The Company also maintains off-balance sheet liquidity from other sources such as federal funds lines, repurchase agreement lines and through brokered deposit sources.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the Bank is at times party to financial instruments with off-balance sheet credit risks. These instruments include commitments to extend credit and standby letters of credit. See also Part II – Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 15, for a discussion of the Company’s off-balance sheet arrangements.

The following table reflects maturities of contractual obligations as of December 31, 2009:

	Payments Due by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Contractual obligations:
Borrowings	$76,000	$31,000	$–	$60,000	$167,000
Subordinated debentures	–	–	–	30,930	30,930
Operating leases	3,227	5,634	5,439	6,811	21,111
	$79,227	$36,634	$5,439	$97,741	$219,041

The following table reflects expirations of commercial loan-related commitments as of December 31, 2009:

	Amount of Commitment Expiration by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Commercial commitments:
Commercial letters of credit	$9,020	$124	$–	$–	$9,144
Other commercial loan commitments	70,059	21,954	15,798	4,434	112,245
	$79,079	$22,078	$15,798	$4,434	$121,389

Index
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

Recent Accounting Developments

Refer to Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on earnings and capital. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts and ensuring a proper maturity combination of assets and liabilities. The goal of these activities is the development of maturity and repricing opportunities in the Company’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Company’s Management Risk Committee and Board Risk Committee (referred to collectively as “Risk Committee”) monitor loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to ensure proper fixed- and variable-rate mixes under several interest rate scenarios.

The asset/liability management process is intended to achieve relatively stable net interest margins and to assure adequate capital and liquidity levels by coordinating the amounts, maturities, or repricing opportunities of earning assets, deposits and borrowed funds. The Risk Committee has the responsibility to determine and achieve the most appropriate volume and combination of earning assets and interest-bearing liabilities, and ensure an adequate level of liquidity and capital, within the context of corporate performance objectives. The Risk Committee also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure, capital and liquidity. The Risk Committee meets regularly to review the Company’s interest rate risk, capital levels and liquidity positions in relation to present and prospective market and business conditions, and adopts balance sheet management strategies intended to ensure that the potential impact of earnings, capital and liquidity as a result of fluctuations in interest rates is within acceptable guidelines.

In the past, the Company has used derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies and to manage other risk exposures. The derivatives used by the Company in the past consisted of interest rate swaps to convert a portion of the Company’s prime-based commercial loan portfolio to a fixed rate and interest rate swaps to convert portions of its fixed-rate FHLB advances to variable interest rates. These interest rate swap strategies reflected the Company’s asset sensitivity and either expired or were terminated in 2009. As of December 31, 2009, the Company maintained no active derivative positions.

As a financial institution, most of the Company’s assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies’ balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions of the Board of Governors of the Federal Reserve to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the Risk Committee, the Company believes it is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

The Company utilizes an outside asset/liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared monthly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income and equity. The analysis completed as of December 31, 2009 indicated that the Company’s interest rate risk exposure and equity at risk exposure over a twelve-month time horizon were within the guidelines established by the Company’s Board of Directors.

Index
The table below measures the impact on net interest income and economic value of equity of immediate +/- 100, +/- 200, and +/- 300 basis point changes in interest rates, assuming the interest rate changes occurred on December 31, 2009. Actual results could differ from these estimates.

	Estimated % Change in Net Interest Income (over 12 months following change)	Estimated % Change in Economic Value of Equity (immediately following change)

Basis point change:
+ 300	17.2%	(10.7%)
+ 200	8.2%	(9.3%)
+ 100	0.2%	(6.5%)
No rate change	–	–
– 100	(0.7%)	5.0%
– 200	(4.9%)	13.5%
– 300	(9.3%)	27.7%

The table below presents the Company’s ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2009. This ratio measures an entity’s balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Cumulative Gap Ratio

1 year	1.28
2 years	1.26
3 years	0.95
4 years	0.99
5 years	1.00
Overall	1.13

Index
Item 8.  Financial Statements and Supplementary Data

CAPITAL BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
	December 31, 2009	December 31, 2008
(Dollars in thousands except per share data)

Assets
Cash and due from banks:
Interest earning	$4,511	$26,621
Noninterest earning	25,002	27,705
Federal funds sold and short term investments	–	129
Total cash and cash equivalents	29,513	54,455
Investment securities:
Investment securities – available for sale, at fair value	235,426	266,656
Investment securities – held to maturity, at amortized cost	3,676	5,194
Other investments	6,390	6,288
Total investment securities	245,492	278,138
Loans – net of unearned income and deferred fees	1,390,302	1,254,368
Allowance for loan losses	(26,081)	(14,795)
Net loans	1,364,221	1,239,573
Premises and equipment, net	23,756	24,640
Bank-owned life insurance	22,746	22,368
Deposit premium, net	2,711	3,857
Deferred income tax	12,096	9,342
Accrued interest receivable	6,590	6,225
Other assets	27,543	15,634
Total assets	$1,734,668	$1,654,232

Liabilities
Deposits:
Demand, noninterest bearing	$141,069	$125,281
Savings and interest bearing checking	204,042	173,711
Money market deposit accounts	184,146	212,780
Time deposits less than $100,000	507,348	509,231
Time deposits $100,000 and greater	341,360	294,311
Total deposits	1,377,965	1,315,314
Repurchase agreements and federal funds purchased	6,543	15,010
Borrowings	167,000	132,000
Subordinated debentures	30,930	30,930
Other liabilities	12,445	12,464
Total liabilities	1,594,883	1,505,718

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	40,127	39,839
Common stock, no par value; 50,000,000 shares authorized; 11,348,117 and 11,238,085 shares issued and outstanding	139,909	139,209
Accumulated deficit	(44,206)	(31,420)
Accumulated other comprehensive income	3,955	886
Total shareholders’ equity	139,785	148,514
Total liabilities and shareholders’ equity	$1,734,668	$1,654,232

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
	2009	2008	2007
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$70,178	$72,494	$82,066
Investment securities:
Taxable interest income	9,849	8,935	7,731
Tax-exempt interest income	3,026	3,169	3,237
Dividends	46	294	451
Federal funds and other interest income	42	128	1,052
Total interest income	83,141	85,020	94,537
Interest expense:
Deposits	28,037	33,042	39,700
Borrowings and repurchase agreements	6,226	9,382	10,723
Total interest expense	34,263	42,424	50,423
Net interest income	48,878	42,596	44,114
Provision for loan losses	23,064	3,876	3,606
Net interest income after provision for loan losses	25,814	38,720	40,508
Noninterest income:
Service charges and other fees	3,883	4,545	3,907
Bank card services	1,539	1,332	1,064
Mortgage origination and other loan fees	1,935	2,148	2,536
Brokerage fees	698	732	601
Bank-owned life insurance	1,830	952	841
Gain on sale of branch	–	374	–
Net gain (loss) on investment securities	103	249	(49)
Total other-than-temporary impairment losses	(1,082)	–	–
Portion of impairment losses recognized in other comprehensive loss	584	–	–
Net impairment losses recognized in earnings	(498)	–	–
Other	27	669	240
Total noninterest income	9,517	11,001	9,140
Noninterest expense:
Salaries and employee benefits	22,112	20,951	19,416
Occupancy	5,630	4,458	4,897
Furniture and equipment	3,155	3,135	2,859
Data processing and telecommunications	2,317	2,135	1,637
Advertising and public relations	1,610	1,515	1,442
Office expenses	1,383	1,317	1,389
Professional fees	1,488	1,479	1,289
Business development and travel	1,244	1,393	1,217
Amortization of deposit premiums	1,146	1,037	1,198
Miscellaneous loan handling costs	1,356	848	743
Directors fees	1,418	1,044	683
FDIC deposit insurance	2,721	685	270
Goodwill impairment charge	–	65,191	–
Other	3,580	1,424	1,626
Total noninterest expense	49,160	106,612	38,666
Net (loss) income before tax (benefit) expense	(13,829)	(56,891)	10,982
Income tax (benefit) expense	(7,013)	(1,207)	3,124
Net (loss) income	$(6,816)	$(55,684)	$7,858
Dividends and accretion on preferred stock	2,352	124	–
Net (loss) income attributable to common shareholders	$(9,168)	$(55,808)	$7,858

Earnings (loss) per common share – basic	$(0.80)	$(4.94)	$0.69
Earnings (loss) per common share – diluted	$(0.80)	$(4.94)	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007

	Preferred Stock		Common Stock		Other Comprehensive	Retained Earnings
	Shares	Amount	Shares	Amount	(Loss) Income	(Deficit)	Total
(Dollars in thousands except share data)

Balance at January 1, 2007	–	$–	11,393,990	$139,484	$(1,557)	$23,754	$161,681
Comprehensive income:
Net income						7,858	7,858
Net unrealized gain on investment securities, net of tax of $407					649		649
Net unrealized gain related to cash flow hedge, net of tax of $752					1,069		1,069
Total comprehensive income							9,576
Repurchase of outstanding common stock			(303,082)	(4,523)			(4,523)
Issuance of common stock for options exercised			46,540	674			674
Stock option expense				21			21
Directors’ deferred compensation			32,329	498			498
Dividends on common stock ($0.32 per share)						(3,627)	(3,627)
Balance at December 31, 2007	–	$–	11,169,777	$136,154	$161	$27,985	$164,300

Comprehensive loss:
Net loss						(55,684)	(55,684)
Net unrealized loss on investment securities, net of tax benefit of $9					(13)		(13)
Net unrealized gain related to cash flow hedge, net of tax of $464					738		738
Total comprehensive loss							(54,959)
Issuance of preferred stock with warrants, net of issuance costs	41,279	39,827		1,333			41,160
Accretion of preferred stock discount		12				(12)	–
Repurchase of outstanding common stock			(10,166)	(92)			(92)
Issuance of common stock for options exercised			26,591	206			206
Restricted stock awards			24,000	288			288
Stock option expense				32			32
Modification of directors’ deferred compensation plan				943			943
Directors’ deferred compensation			27,883	345			345
Dividends on preferred stock						(112)	(112)
Dividends on common stock ($0.32 per share)						(3,597)	(3,597)
Balance at December 31, 2008	41,279	$39,839	11,238,085	$139,209	$886	$(31,420)	$148,514

Comprehensive loss:
Net loss						(6,816)	(6,816)
Net unrealized gain on investment securities, net of tax of $3,169					5,051		5,051
Net unrealized loss related to cash flow hedge, net of tax benefit of $1,215					(1,936)		(1,936)
Prior service cost recognized on SERP, net of amortization					(46)		(46)
Total comprehensive loss							(3,747)
Accretion of preferred stock discount		288				(288)	–
Restricted stock awards			16,692	107			107
Stock option expense				50			50
Directors’ deferred compensation			93,340	543			543
Dividends on preferred stock						(2,064)	(2,064)
Dividends on common stock ($0.32 per share)						(3,618)	(3,618)
Balance at December 31, 2009	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785
The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(6,816)	$(55,684)	$7,858
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	23,064	3,876	3,606
Loss on repurchase of mortgages	361	–	–
Amortization of deposit premium	1,146	1,037	1,198
Depreciation	2,893	2,639	3,020
Goodwill impairment charge	–	65,191	–
Stock-based compensation	702	477	58
Net (gain) loss on investment securities	(103)	(249)	49
Other-than-temporary impairment of investment securities	498	–	–
Net amortization of premium/discount on investment securities	180	80	80
Loss (gain) on disposal of premises, equipment and other real estate	88	81	244
Loss on write-down of other real estate	217	–	–
Deferred income tax (benefit) expense	(4,708)	(3,715)	(1,091)
Gain on sale of branch	–	(374)	–
Funding of loans held-for-sale	–	–	(106,640)
Proceeds from sale of loans held-for-sale	–	–	113,913
Increase in cash surrender value of bank-owned life insurance	(378)	(779)	(841)
Net (increase) decrease in accrued interest receivable and other assets	(6,042)	1,344	(737)
Net (decrease) increase in accrued interest payable and other liabilities	(220)	(1,553)	1,415
Net cash provided by operating activities	10,882	12,371	22,132

Cash flows from investing activities:
Loan originations, net of principal repayments	(162,132)	(124,503)	(97,005)
Additions to premises and equipment	(3,326)	(4,750)	(3,857)
Proceeds from sales of premises, equipment and other real estate	5,686	7,693	(387)
Net cash paid in branch sale	–	(7,757)	–
Net cash received in business combination	–	50,573	–
Net (purchases) sales of FHLB and Silverton Bank stock	(20)	1,272	296
Purchase of securities – available for sale	(31,842)	(91,243)	(110,973)
Proceeds from principal repayments/calls/maturities of securities – available for sale	70,650	66,272	90,733
Proceeds from principal repayments/calls/maturities of securities – held to maturity	1,503	4,824	802
Net cash used in investing activities	(119,481)	(97,619)	(120,391)

Cash flows from financing activities:
Net increase in deposits	62,651	125,134	43,308
Net (decrease) increase in repurchase agreements	(8,467)	(24,890)	5,662
Proceeds from borrowings	183,000	302,600	50,000
Principal repayments of borrowings	(148,000)	(335,600)	(13,000)
Net (repayments) proceeds of federal funds borrowed	–	(5,395)	5,395
Dividends paid	(5,527)	(3,592)	(3,417)
Issuance of preferred stock, net of issuance costs	–	41,160	–
Issuance of common stock for options exercised, including related tax benefits	–	206	674
Repurchase of common stock	–	(92)	(4,523)
Net cash provided by financing activities	83,657	99,531	84,099
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
(Dollars in thousands)

Net change in cash and cash equivalents	$(24,942)	$14,283	$(14,160)
Cash and cash equivalents at beginning of period	54,455	40,172	54,332
Cash and cash equivalents at end of period	$29,513	$54,455	$40,172

Supplemental Disclosure of Cash Flow Information

Transfers of loans and premises to other real estate	$15,356	$2,645	$2,862
Cash (received) paid for:
Income taxes	$(4,521)	$2,815	$6,443
Interest	$35,364	$41,983	$50,223

The accompanying notes are an integral part of these consolidated financial statements.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Capital Bank Corporation (the “Company”) is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank (the “Bank”), a state-chartered banking corporation that was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”).

The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank’s customers are individuals and small- to medium-size businesses. The Bank’s primary source of revenue is interest earned from loans to customers, interest earned from invested cash and securities, and noninterest income derived from various fees. The Bank operates throughout North Carolina with 32 banking offices in Asheville (4), Burlington (3), Cary (2), Clayton, Fayetteville (4), Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Raleigh (5), Sanford (3), Siler City, Wake Forest and Zebulon. The Company’s corporate headquarters is located at 333 Fayetteville Street in Raleigh, North Carolina.

The Trusts were formed for the sole purpose of issuing trust preferred securities and are not consolidated with the financial statements of the Company. The proceeds from such issuances were loaned to the Company in exchange for the subordinated debentures, which are the sole assets of the Trusts. A portion of the proceeds from the issuance of the subordinated debentures were used by the Company to repurchase shares of Company common stock. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (see Note 9, Subordinated Debentures).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Company in trust are not assets of the Company and are not included in the consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairment on investment securities, income tax valuation allowances, and impairment of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Company places deposits with high credit quality financial institutions in amounts, which may be in excess of federally insured limits. Depository institutions are required to maintain reserve and clearing balances with the Federal Reserve Bank (“FRB”). Accordingly, the Company has amounts restricted for this purpose of $6.1 million and $4.7 million included in cash and due from banks on the consolidated balance sheet as of December 31, 2009 and 2008, respectively.

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

At each reporting date, the Company evaluates each held to maturity and available for sale investment security in a loss position for other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as (1) the length of time and the extent to which the fair value has been below cost, (2) changes in the earnings performance, credit rating, asset quality, or business prospects of the issuer, (3) the ability of the issuer to make principal and interest payments, (4) changes in the regulatory, economic, or technological environment of the issuer, and (5) changes in the general market condition of either the geographic area or industry in which the issuer operates.

Regardless of these factors, if the Company has developed a plan to sell the security or it is likely that the Company will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings, and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Other investments primarily include Federal Home Loan Bank of Atlanta (“FHLB”) stock, which does not have a readily determinable fair value because its ownership is restricted and lacks a market for trading. This investment is carried at cost and is periodically evaluated for impairment.

Loans

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

Nonperforming Assets

Loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

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

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged against other noninterest income. Routine maintenance and other holding costs are included in noninterest expense. As of December 31, 2009 and 2008, there were $10.7 million and $1.3 million, respectively, of foreclosed properties and other real estate included in other assets on the Consolidated Balance Sheets.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses represents management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date and is determined by management through quarterly evaluations of the loan portfolio.

The allowance calculation consists of specific and general reserves. Specific reserves are applied to individually impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Specific reserves on impaired loans that are collateral-dependent are based on the fair value of the underlying collateral while specific reserves on loans that are not collateral-dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. Management evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc. General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on the Company’s historical loss experience in each pool and management’s consideration of environmental factors such as changes in economic conditions, credit quality trends, collateral values, concentrations of credit risk, and loan review as well as regulatory exam findings.

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

Loans classified as impaired totaled $77.3 million and $13.7 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the allowance for loan losses totaled $6.1 million and $0.9 million, respectively, for these impaired loans.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees and directors. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets. Useful lives range from 3 to 10 years for furniture and equipment, and 10 to 40 years for buildings. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Assets to be disposed of are transferred to other real estate owned and are reported at the lower of the carrying amount or fair value less costs to sell.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. The Company’s annual goodwill impairment evaluation in 2008 resulted in a goodwill impairment charge of $65.2 million which was recorded to noninterest expense for the year ended December 31, 2008. This impairment charge, representing the full amount of goodwill on the consolidated balance sheet, was primarily due to a significant decline in the market value of the Company’s common stock during 2008 to below tangible book value for an extended period of time.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no tax benefits determined to be uncertain tax positions, and therefore disallowed, as of December 31, 2009 and 2008.

Derivative Instruments

The Company uses derivative instruments to manage and mitigate interest rate risk, to facilitate asset and liability management strategies, and to manage other risk exposures. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. The only type of derivative instrument the Company has utilized in the past has been interest rate swaps.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees in addition to stock issued through a deferred compensation plan for non-employee directors. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes option pricing model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock options awards and as the restriction period for restricted stock awards.

Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which if changed can materially affect fair value estimates. The expected life of options used in the option pricing model is the period the options are expected to remain outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life of the option, the expected dividend yield is based on the Company’s historical annual dividend payout, and the risk-free rate is based on the implied yield available on U.S. Treasury issues.

Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the fair value hierarchy which gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the management’s assumptions (unobservable inputs). For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls to a lower level in the hierarchy. These levels are described as follows:

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The determination of where an asset or liability falls in the fair value hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures at each reporting period and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. Basic EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. Weighted average shares outstanding for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
(Dollars in thousands except share data)

Earnings (loss) attributable to common shareholders	$(9,168)	$(55,808)	$7,858
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	11,470,314	11,302,769	11,424,171
Incremental shares from assumed exercise of stock options	–	–	68,557
Weighted average number of shares outstanding – diluted	11,470,314	11,302,769	11,492,728

Due to the net loss attributable to common shareholders for the years ended December 31, 2009 and 2008, the Company excluded potential shares from its EPS calculations since the effect of including those potential shares would have been antidilutive to the per share amounts. For the year ended December 31, 2007, options to purchase 203,924 shares of common stock were used in the diluted calculation, and options to purchase 180,151 shares of common stock were excluded from the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
(Dollars in thousands)

Unrealized gains (losses) on available-for-sale investment securities	$8,220	$(22)	$1,056
Unrealized (loss) gain on change in fair value of cash flow hedge	(3,151)	1,202	1,821
Prior service cost recognized on SERP, net of amortization	(46)	–	–
Income tax expense	(1,954)	(455)	(1,159)
Other comprehensive income	$3,069	$725	$1,718

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has one significant operating segment, which is the providing of general commercial financial services to individuals and businesses primarily located in North Carolina. The Company’s various products and services are those generally offered by community banks, and the allocation of its resources is based on the overall performance of the institution versus individual regions, branches or products and services.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current year’s presentation. These reclassifications impacted certain noninterest income and noninterest expense items as well as the breakout between interest earning and noninterest earning cash and had no effect on total assets, net income, or shareholders’ equity previously reported. The noninterest income and noninterest expense reclassifications were made in an effort to classify certain items more consistently with regulatory reporting requirements, and the cash reclassification was made after the FRB began paying interest on required reserves and excess balances late in 2008.

Current Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The amendments in this update require more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of the amendments in this update will have no impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, to amend ASC Topic 860, Transfers and Servicing, for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this update eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. The amendments in this update are the result of FASB Statement No. 166 and are effective for annual reporting periods beginning after November 15, 2009 and interim and annual reporting periods thereafter. The Company is currently evaluating the impact that adoption of the amendments in this update will have on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend ASC Topic 820 to clarify how entities should estimate the fair value of liabilities. The amendments to this update include clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company is currently evaluating the impact that adoption of the amendments in this update will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This Statement was incorporated into ASC Topic 105 and became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption of the Accounting Standards Codification had no impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement was incorporated into ASC Topic 855 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations. In connection with the adoption of ASC Topic 855, the Company has evaluated all subsequent events and has disclosed all material subsequent events in Note 21 (Subsequent Events).

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP was incorporated into ASC Topic 820 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. Provisions of this FSP incorporated into ASC Topic 820 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s financial condition or results of operations.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP was incorporated into ASC Topic 320 and amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Provisions of this FSP incorporated into ASC Topic 320 became effective for the quarterly period ended June 30, 2009. See discussion of the Company’s other-than-temporary impairment analysis and its impact on the Company’s financial condition and results of operations in Note 3 (Investment Securities).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement was incorporated into ASC Topic 815 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. Provisions of this Statement incorporated into ASC Topic  815 became effective for the quarterly period ended March 31, 2009, and adoption had no impact on the Company’s financial condition or results of operations. See Note 14 (Derivative Financial Instruments) for disclosures required by these provisions of ASC Topic 815.

2.  Mergers and Acquisitions

On December 12, 2008, the Company acquired the four Fayetteville, North Carolina, area branches of Omni National Bank in a cash transaction. Omni National Bank was the banking subsidiary of Omni Financial Services, Inc., before being closed by the Office of the Comptroller of the Currency (“OCC”) on March 27, 2009. As a result of this transaction, the Company assumed deposits and purchased selected loans. In addition, the Company acquired the real estate assets and fixed capital equipment associated with the four branches, plus two offsite ATMs. Upon completion of the transaction, the Fayetteville-area branches began operating as full-service Capital Bank branches.

As required for business combinations accounted for under the purchase method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The Company recorded $5.4 million of goodwill and a deposit premium of $1.3 million associated with this transaction. The deposit premium was recorded based on its estimated fair value and is being amortized over an estimated useful life of eight years using an accelerated method. Because this business combination was a purchase of four branch offices, which comprised the North Carolina operations of Omni National Bank, along with certain loans and all existing deposit relationships, pro forma results have not been included.

A summary of estimated fair values of assets acquired and liabilities assumed is as follows:

As of December 12, 2008
(Dollars in thousands)

Loans, net of allowance for loan losses	$41,428
Premises and equipment	3,445
Deposit premium	1,325
Goodwill	5,415
Other assets	137
Deposits	(101,924)
Other liabilities	(399)
Net cash received in transaction	$(50,573)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

3.  Investment Securities

Investment securities as of December 31, 2009 and 2008 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

December 31, 2009
Available for sale:
U.S. agency obligations	$1,000	$29	$–	$1,029
Municipal bonds	72,556	1,006	668	72,894
Mortgage-backed securities issued by GSEs	144,762	6,896	–	151,658
Non-agency mortgage-backed securities	8,345	19	567	7,797
Other securities	2,252	–	204	2,048
	228,915	7,950	1,439	235,426
Held to maturity:
Municipal bonds	$300	$7	$–	$307
Mortgage-backed securities issued by GSEs	1,576	84	–	1,660
Non-agency mortgage-backed securities	1,800	–	145	1,655
	3,676	91	145	3,622
Other investments	6,390	–	–	6,390
Total at December 31, 2009	$238,981	$8,041	$1,584	$245,438

December 31, 2008
Available for sale:
U.S. agency obligations	$5,000	$448	$–	$5,448
Municipal bonds	75,489	38	5,097	70,430
Mortgage-backed securities issued by GSEs	178,198	3,778	70	181,906
Non-agency mortgage-backed securities	6,429	–	620	5,809
Other securities	3,250	–	187	3,063
	268,366	4,264	5,974	266,656
Held to maturity:
Municipal bonds	$300	$1	$–	$301
Mortgage-backed securities issued by GSEs	2,103	54	–	2,157
Non-agency mortgage-backed securities	2,791	–	564	2,227
	5,194	55	564	4,685
Other investments	6,288	–	–	6,288
Total at December 31, 2008	$279,848	$4,319	$6,538	$277,629

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which other-than-temporary impairments have not been recognized in earnings, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Available for sale:
Municipal bonds	$21,194	$448	$2,382	$220	$23,576	$668
Non-agency mortgage-backed securities	3,711	93	2,791	474	6,502	567
Other securities	–	–	1,546	204	1,546	204
	24,905	541	6,719	898	31,624	1,439
Held to maturity:
Non-agency mortgage-backed securities	–	–	1,655	145	1,655	145
Total at December 31, 2009	$24,905	$541	$8,374	$1,043	$33,279	$1,584

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Available for sale:
Municipal bonds	$57,368	$4,425	$5,717	$672	$63,085	$5,097
Mortgage-backed securities issued by GSEs	2,357	24	929	46	3,286	70
Non-agency mortgage-backed securities	1,763	32	4,047	588	5,810	620
Other securities	–	–	1,063	187	1,063	187
	61,488	4,481	11,756	1,493	73,244	5,974
Held to maturity:
Non-agency mortgage-backed securities	291	9	1,936	555	2,227	564
Total at December 31, 2008	$61,779	$4,490	$13,692	$2,048	$75,471	$6,538

At each quarterly reporting period, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings.

Based on its assessment as of December 31, 2009, management determined that three of its investment securities were other-than-temporarily impaired. The first of these investments was a private label mortgage security with a book value and unrealized loss of $810,000 and $381,000, respectively, as of December 31, 2009. This impairment determination was based on the extent and duration of the unrealized loss as well as a recent credit rating downgrade from one rating agency to below investment grade. Based on its analysis of expected cash flows, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a corporate financial institution with a book value and unrealized loss of $1.0 million and $203,000, respectively, as of December 31, 2009. This impairment determination was based on the extent of the unrealized loss as well as adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income. The third other-than-temporarily impaired investment was trust preferred securities of a corporate financial institution with an original book value and unrealized loss of $1.0 million and $498,000, respectively. Based on its financial review of this institution and notice by the issuer of suspension of interest payments on the securities, management determined the unrealized loss to represent credit impairment and therefore charged the full amount of unrealized loss to earnings.

The securities in an unrealized loss position as of December 31, 2009 not determined to be other-than-temporarily impaired are all still performing and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider such securities to be other-than-temporarily impaired as of December 31, 2009.

Other investment securities primarily include an investment in FHLB stock, which has no readily determinable market value and is recorded at cost. As of December 31, 2009 and 2008, the Company’s investment in FHLB stock totaled $6.0 million. The following factors have been evaluated and considered by management in determining whether any impairment of FHLB stock has occurred: (1) The Company currently has sufficient liquidity to meet all operational needs for the foreseeable future and does not need to dispose of this stock below the recorded amount; (2) Redemptions of FHLB stock occur at the discretion of the FHLB, subject to outstanding borrowing levels, and totaled $225,000, at par, during 2009; (3) Rating agencies have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support; (4) Unrealized losses related to securities owned by the FHLB are manageable given its capital levels; (5) All of the FHLBanks are currently meeting their debt obligations; and (6) The FHLB declared and paid second and third quarter dividends on its stock in 2009.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Based on the evaluation described above, management has concluded that the Company’s investment in FHLB stock was not impaired as of December 31, 2009 and that ultimate recoverability of the par value of this investment is probable. During the year ended December 31, 2009, the Company recorded an investment loss of $320,000 related to an equity investment in Silverton Bank, a correspondent financial institution that was closed by the OCC on May 1, 2009. The loss represented the full amount of the Company’s investment in Silverton Bank and was recorded as a reduction to noninterest income on the Consolidated Statements of Operations.

The amortized cost and estimated market values of debt securities as of December 31, 2009 by contractual maturities are summarized in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due within one year	$–	$–	$–	$–
Due after one year through five years	1,565	1,638	300	307
Due after five years through ten years	10,340	10,346	1,030	1,091
Due after ten years	216,260	222,693	2,346	2,224
Total debt securities	228,165	234,677	3,676	3,622
Total equity securities	750	749	–	–
Total investment securities	$228,915	$235,426	$3,676	$3,622

During the years ended December 31, 2009, 2008 and 2007, the Company recognized gross gains and (losses) of $522,000 and ($419,000), respectively; $323,000 and ($74,000), respectively; $28,000 and ($77,000), respectively; on sales of available-for-sale investment securities. Proceeds received from these sales totaled $23.5 million, $48.6 million and $81.9 million in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, investment securities with book values totaling $149.7 million and $224.3 million, respectively, were pledged to secure public deposits, repurchase agreements, swap agreements, FHLB advances and other borrowings.

4.  Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of December 31, 2009 and 2008 was as follows:
	2009	2008
(Dollars in thousands)

Commercial real estate:
Construction and land development	$452,120	$454,094
Commercial non-owner occupied	245,674	201,064
Total commercial real estate	697,794	655,158
Consumer real estate:
Residential mortgage	165,374	139,975
Home equity lines	97,129	95,713
Total consumer real estate	262,503	235,688
Commercial owner occupied	194,359	148,399
Commercial and industrial	183,733	186,474
Consumer	9,692	11,215
Other loans	41,851	17,357
	1,389,932	1,254,291
Deferred loan fees and origination costs, net	370	77
	$1,390,302	$1,254,368

Loans pledged as collateral for certain borrowings totaled $279.6 million and $247.8 million as of December 31, 2009 and 2008, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be borrowers. Total loans to such groups and activity during the year ended December 31, 2009 is summarized as follows:

(Dollars in thousands)

Balance as of December 31, 2008	$76,056
Advances	31,878
Repayments	(4,608)
Balance as of December 31, 2009	$103,326

In addition, such groups had available unused lines of credit in the amount of $3.3 million as of December 31, 2009. These transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company. Certain deposits are held by related parties, and the rates and terms of these accounts are consistent with those of non-related parties. Further, the Company paid an aggregate of $1.2 million, $1.1 million and $0.7 million to companies owned by members of the board of directors or immediate family members for leased space, equipment, construction and consulting services during 2009, 2008 and 2007, respectively.

A summary of activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
(Dollars in thousands)

Balance at beginning of year	$14,795	$13,571	$13,347
Acquired in business combination	–	845	–
Provision for loan losses	23,064	3,876	3,606
Loans charged off, net of recoveries	(11,778)	(3,497)	(3,382)
Balance at end of year	$26,081	$14,795	$13,571

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the reserve for unfunded lending commitments totaled $351,000 and $292,000, respectively.

The following is a summary of information related to nonperforming assets as of December 31, 2009 and 2008:

	2009	2008
(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans	$39,512	$9,115
Accruing loans greater than 90 days past due	–	–
Total nonperforming loans	39,512	9,115
Other real estate	10,732	1,347
Total nonperforming assets	$50,244	$10,462

For the years ended December 31, 2009, 2008 and 2007, no interest income was recognized on loans while in nonaccrual status. Cumulative interest payments collected on nonaccrual loans and applied as a reduction to the principal balance of the respective loans totaled $366,000 and $280,000 as of December 31, 2009 and 2008, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

5.  Premises and Equipment

Premises and equipment as of December 31, 2009 and 2008 were as follows:
	2009	2008
(Dollars in thousands)

Land	$6,210	$6,898
Buildings and leasehold improvements	16,072	16,635
Furniture and equipment	21,300	19,665
Automobiles	179	159
Construction in progress	1,308	406
	45,069	43,763
Less accumulated depreciation and amortization	(21,313)	(19,123)
	$23,756	$24,640

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $2.6 million, and $3.0 million, respectively.

6.  Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill and other intangible assets (deposit premium intangibles) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Goodwill	Deposit Premium
(Dollars in thousands)		Gross	Accumulated Amortization	Net
Balance at January 1, 2007	$59,776	$7,089	$(2,322)	$4,767

Amortization expense	–	–	(1,198)	(1,198)
Balance at December 31, 2007	59,776	7,089	(3,520)	3,569

Amortization expense	–	–	(1,037)	(1,037)
Branch acquisition in December 2008	5,415	1,325	–	1,325
Goodwill impairment charge	(65,191)	–	–	–
Balance at December 31, 2008	–	8,414	(4,557)	3,857

Amortization expense	–	–	(1,146)	(1,146)
Balance at December 31, 2009	$–	$8,414	$(5,703)	$2,711

Deposit premiums are amortized over periods of up to ten years using an accelerated method approximating the period of economic benefits received. Estimated amortization expense for the next five years is as follows: 2010–$1.0 million; 2011–$0.7 million; 2012–$0.5 million; 2013–$0.3 million; 2014–$0.1 million; and thereafter–$0.1 million.

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company’s annual goodwill impairment evaluation in 2008 resulted in a goodwill impairment charge of $65.2 million, which was recorded to noninterest expense for the year ended December 31, 2008. This impairment charge, representing the full amount of goodwill on the Consolidated Balance Sheets, was primarily due to a significant decline in the market value of the Company’s common stock during 2008 to below tangible book value for an extended period of time.

Other intangible assets (deposit premiums intangibles) are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in 2009, 2008 and 2007.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

7.  Deposits

As of December 31, 2009, the scheduled maturities of time deposits are as follows:

	Amount	Weighted Average Rate
(Dollars in thousands)

2010	$438,401	2.6%
2011	52,404	2.3
2012	340,202	2.1
2013	6,952	3.9
2014	10,567	2.8
Thereafter	182	3.0
	$848,708	2.4%

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be deposit customers.

Deposit overdrafts of $94,000 and $158,000 were included in total loans as of December 31, 2009 and 2008, respectively.

8.  Borrowings

The following is an analysis of federal funds purchased and securities sold under agreements to repurchase as of December 31, 2009 and 2008:

	End of Period		Daily Average Balance
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Interest Rate	Maximum Outstanding at Any Month End
2009
Repurchase agreements and federal funds purchased	$6,543	0.2%	$10,919	0.2%	$14,158

2008
Repurchase agreements and federal funds purchased	$15,010	0.2%	$30,426	1.3%	$42,424

Interest expense on federal funds purchased totaled $2,000, $34,000 and $56,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense on securities sold under agreements to repurchase totaled $21,000, $353,000 and $1.4 million in 2009, 2008 and 2007, respectively. Repurchase agreements were collateralized by mortgage-backed securities with a total book value of $14.8 million as of December 31, 2009.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The following table presents information regarding the Company’s outstanding borrowings as of December 31, 2009 and 2008:

	2009	2008
(Dollars in thousands)

FHLB advances without call options or where call options expired prior to December 31, 2009; fixed interest rates ranging from 4.56% to 5.50%; maturity dates ranging from November 29, 2010 to November 7, 2011	$39,000	$57,000

FHLB advance with next quarterly call option on February 22, 2010; fixed interest rate of 3.63%; matures on August 21, 2017	10,000	10,000

FHLB advance with quarterly adjustable rate; original maturity date of April 30, 2013; prepaid without penalty at rate reset date in 2009	–	5,000

FHLB overnight borrowings; interest rate of 0.36% as of December 31, 2009, subject to change daily	18,000	–

Structured repurchase agreements without call options or where call options expired prior to December 31, 2009; fixed interest rate of 3.72% on repurchase agreement outstanding as of December 31, 2009; remaining agreement matures on December 18, 2017	10,000	20,000

Structured repurchase agreements with various forms of call options remaining; fixed interest rates ranging from 3.56% to 4.75% as of December 31, 2009; maturity dates ranging from November 6, 2016 to March 24, 2019	40,000	40,000

Federal Reserve Bank primary credit facility; fixed interest rate of 0.50% as of December 31, 2009; maturity dates ranging from January 11, 2010 to March 30, 2010	50,000	–
	$167,000	$132,000

Advances from the FHLB totaled $49.0 million and $72.0 million as of December 31, 2009 and 2008, respectively, and had a weighted average rate of 4.7% as of December 31, 2009 and 2008. In addition, FHLB overnight borrowings on the Company’s credit line at that institution totaled $18.0 million and zero as of December 31, 2009 and 2008, respectively. These advances as well as the Company’s credit line with the FHLB were collateralized by eligible 1–4 family mortgages, home equity loans and commercial loans totaling $118.0 million and $108.3 million as of December 31, 2009 and 2008, respectively. In addition, the Company pledged certain mortgage-backed securities with a book value of $46.4 million and $72.5 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had $41.5 million of available borrowing capacity with the FHLB.

Outstanding structured repurchase agreements totaled $50.0 million and $60.0 million as of December 31, 2009 and 2008, respectively. These repurchase agreements had a weighted average rate of 4.1% and 4.3% as of December 31, 2009 and 2008, respectively, and were collateralized by certain U.S. agency and mortgage-backed securities with a book value of $57.4 million and $65.0 million as of December 31, 2009 and 2008, respectively.

The Company maintains a credit line at the FRB discount window that is used for short-term funding needs and as an additional source of liquidity. Primary credit borrowings as well as the Company’s credit line at the discount window were collateralized by eligible commercial construction as well as commercial and industrial loans totaling $161.6 million and $139.4 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had $17.7 million of available borrowing capacity with the FRB.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

As of December 31, 2009, the scheduled maturities of borrowings are as follows:
	Balance	Weighted Average Rate
(Dollars in thousands)

2010	$76,000	0.9%
2011	31,000	5.0
2012	–	–
2013	–	–
2014	–	–
Thereafter	60,000	4.0
	$167,000	2.8%

9.  Subordinated Debentures

The Company formed Capital Bank Statutory Trust I, Capital Bank Statutory Trust II and Capital Bank Statutory Trust III (the “Trusts”) in June 2003, December 2003 and December 2005, respectively. Each issued $10 million of its floating-rate capital securities (the “trust preferred securities”), with a liquidation amount of $1,000 per capital security, in pooled offerings of trust preferred securities. The Trusts sold their common securities to the Company for an aggregate of $900,000, resulting in total proceeds from each offering equal to $10.3 million, or $30.9 million in aggregate. The Trusts then used these proceeds to purchase $30.9 million in principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). Following payment by the Company of a placement fee and other expenses of the offering, the Company’s net proceeds from the offerings aggregated $30.0 million.

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

The assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Consolidated Statements of Operations as interest expense. The Debentures are presented as a separate category of long-term debt on the Consolidated Balance Sheet entitled “Subordinated Debentures.” For regulatory purposes, the $30 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements. The Company recorded interest expense on the Debentures of $1.0 million, $1.7 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

10.  Leases

The Company has non-cancelable operating leases for its corporate office, certain branch locations and corporate aircraft that expire at various times through 2019. Certain of the leases contain escalating rent clauses, for which the Company recognizes rent expense on a straight-line basis. The Company subleases certain office space and the corporate aircraft to outside parties. Future minimum lease payments under the leases and sublease receipts for years subsequent to December 31, 2009 are as follows:

	Lease Payments	Sublease Receipts
(Dollars in thousands)

2010	$3,227	$441
2011	2,781	346
2012	2,853	258
2013	2,770	233
2014	2,669	240
Thereafter	6,811	310
	$21,111	$1,828

Rent expense under operating leases was $3.3 million, $2.7 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11.  Employee Benefit Plans

401(k) Retirement Plan

The Company maintains the Capital Bank 401(k) Retirement Plan (the “Plan”) for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, and discretionary matching contributions by the Company. The Plan provides that employee’s contributions are 100% vested at all times, and the Company’s matching contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Through May 31, 2009, the Company matched 100% of employee contributions up to 6% of an employee’s salary. Effective June 1, 2009, the Company suspended its discretionary matching contributions to the Plan. Aggregate matching contributions, which are recorded in salaries and employee benefits expense on the Consolidated Statements of Operations, for the years ended December 31, 2009, 2008 and 2007 were $387,000, $772,000 and $757,000, respectively.

Supplemental Retirement Plans

In May 2005, the Company established two supplemental retirement plans for the benefit of certain executive officers and certain directors of the Company. The Capital Bank Defined Benefit Supplemental Executive Retirement Plan (“Executive Plan”) covers the Company’s chief executive officer and certain other members of senior management. Under the Executive Plan, the participants will receive a supplemental retirement benefit equal to a targeted percentage of the participant’s average annual salary during the last three years of employment. Under the Executive Plan, benefits vest over an eight-year period with the first 20% vesting after four years of service and 20% vesting annually thereafter. The Capital Bank Supplemental Retirement Plan for Directors (“Director Plan”) covers certain directors and provides for a fixed annual retirement benefit to be paid for a number of years equal to the director’s total years of service, up to a maximum of ten years. As of December 31, 2009, there were four executives participating in the Executive Plan and fourteen current and former directors participating in the Director Plan

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $236,000, $154,000 and $128,000, respectively, of expense related to the Executive Plan; and $353,000, $315,000 and $313,000, respectively, of expense related to the Director Plan. The obligations associated with the two plans are included in other liabilities on the Consolidated Balance Sheets and totaled $0.8 million and $0.5 million (Executive Plan) and $1.5 million and $1.2 million (Director Plan) as of December 31, 2009 and 2008, respectively.

12.  Stock-Based Compensation

The Company uses the following forms of stock-based compensation as an incentive for certain employees and non-employee directors: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of up to 1,150,000 options to purchase shares of the Company’s stock to officers and directors. As of December 31, 2009, options for 315,850 shares of common stock were outstanding and options for 575,559 shares of common stock remained available for future issuance. In addition, there were 566,071 options which were assumed under various plans from previously acquired financial institutions, of which 50,733 remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants must be made with an exercise price at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

A summary of the activity during the years ending December 31, 2009, 2008 and 2007 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:

	2009		2008		2007
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	377,083	$11.71	384,075	$12.56	389,715	$11.75
Granted	–	–	63,500	6.24	52,000	15.56
Exercised	–	–	(26,591)	6.62	(46,540)	8.13
Forfeited and expired	(10,500)	10.09	(43,901)	14.31	(11,100)	16.70
Outstanding at end of year	366,583	$11.76	377,083	$11.71	384,075	$12.56

Options exercisable at year end	285,983	$12.33	273,783	$12.41	332,075	$12.09

The following table summarizes information about the Company’s stock options as of December 31, 2009:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$6.00 – $9.00	129,631	4.34	81,631	$–
$9.01 – $12.00	79,702	2.08	77,702	–
$12.01 – $15.00	20,000	6.63	10,400	–
$15.01 – $18.00	83,000	5.54	62,000	–
$18.01 – $18.37	54,250	4.99	54,250	–
	366,583	4.34	285,983	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted in the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007

Dividend yield	–	6.3%	2.0%
Expected volatility	–	26.3%	21.5%
Risk-free interest rate	–	2.2%	4.4%
Expected life	–	7 years	7 years

There were no options granted in the year ended December 31, 2009. The weighted average fair value of options granted for the years ended December 31, 2008 and 2007 was $0.77 and $3.96, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

As of December 31, 2009, the Company had unamortized compensation expense related to unvested stock options of $140,000, which is expected to be amortized over the remaining vesting period of the respective option grants. For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $50,000, $32,000 and $21,000, respectively, related to stock options.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees at its discretion. Restricted stock grants in 2008 and 2007 totaled 20,000 shares and 24,000 shares, respectively, which vest over three and five year periods, respectively. There were no restricted stock grants during the year ended December 31, 2009. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. As of December 31, 2009, the Company had 24,000 shares of unvested restricted stock grants, which represents unrecognized compensation expense of $194,000 to be recognized over the remaining vesting period of the respective grants. Total compensation expense related to these restricted stock awards for the years ended December 31, 2009, 2008 and 2007 was $109,000, $98,000 and $0, respectively.

Deferred Compensation for Non-employee Directors

The Company administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may elect to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director does not elect to defer all or part of his fees, then he is not considered a participant in the Deferred Compensation Plan. The amount deferred is equal to 125 percent of total director fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense of $543,000, $322,000 and $37,000, respectively, related to the Deferred Compensation Plan.

Prior to amendment on November 20, 2008, the Deferred Compensation Plan was classified as a liability-based plan due to certain plan provisions which would have allowed plan participants to receive payments in either cash or shares of common stock. The Deferred Compensation Plan was reclassified to an equity-based plan when amended after the plan terms were modified to require all participants in the Deferred Compensation Plan to receive deferred payments in shares of common stock. Upon amendment in 2008, the liability for plan benefits was adjusted to a fair market value of $943,000 and was reclassified to equity. Benefits under this plan are now recognized as compensation expense and a corresponding increase to equity based on fair value of the deferred stock at date of grant.

13.  Income Taxes

Income taxes charged to operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following components:

	2009	2008	2007
(Dollars in thousands)

Current income tax (benefit) expense	$(2,305)	$2,508	$4,215
Deferred income tax benefit	(4,708)	(3,715)	(1,091)
Total income tax (benefit) expense	$(7,013)	$(1,207)	$3,124

Income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows:

	2009	2008	2007
(Dollars in thousands)

(Loss) income from continuing operations	$(7,013)	$(1,207)	$3,124
Shareholders’ equity, for net unrealized gains on investment securities and cash flow hedge	1,954	455	1,159
Shareholders’ equity, for related tax benefits on stock options exercised	–	(30)	(284)
	$(5,059)	$(782)	$3,999

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

	Amount			Percent of Pretax Loss/Income
(Dollars in thousands)	2009	2008	2007	2009	2008	2007

Tax (benefit) expense at statutory rate on (loss) income before taxes	$(4,702)	$(19,342)	$3,734	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(558)	18	500	4.03	(0.03)	4.55
Increase (reduction) in taxes resulting from:
Tax exempt interest	(1,184)	(1,085)	(1,061)	8.56	1.91	(9.66)
Nontaxable life insurance income	(622)	(324)	(324)	4.50	0.57	(2.95)
Goodwill impairment charge	–	19,360	–	–	(34.03)	–
Other, net	53	166	275	(0.38)	(0.29)	2.50
	$(7,013)	$(1,207)	$3,124	50.71%	2.13%	28.44%

Significant components of deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
(Dollars in thousands)

Deferred tax assets:
Allowance for loan losses	$10,191	$5,817
Deferred compensation	2,485	2,346
Intangible assets	1,743	1,606
Net operating loss carryforwards	–	148
Deferred rent	242	214
Deferred gain on sale-leaseback	359	400
Nonaccrual interest	141	232
AMT credit carryforward	596	–
Stock offering costs	640	–
Other	496	196
Total deferred tax assets	16,893	10,959
Deferred tax liabilities:
Depreciation	834	592
FHLB stock dividends	343	343
Net unrealized gain on investment securities and cash flow hedge	2,510	556
Deferred loan origination costs	493	–
Prepaid expenses	328	–
Other	289	126
Total deferred tax liabilities	4,797	1,617
Net deferred tax assets	$12,096	$9,342

As of December 31, 2009 and 2008, the Company had net deferred tax assets of $12.1 million and $9.3 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets. In making this assessment, management considered the following: the Company’s cumulative previous three-year pre-tax book income (excluding the goodwill impairment in 2008), forecasted levels of pre-tax book income and taxable income, the lack of any net operating loss in deferred tax assets, the existence of 2008 taxable income available for potential future loss carryback, and the availability of several realistic tax planning strategies.

The Company and its subsidiaries are subject to U.S. federal income tax as well as North Carolina income tax. The Company has concluded all U.S. federal income tax matters for years through 2006.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

14.  Derivative Financial Instruments

The Company maintains positions in derivative financial instruments as necessary to manage interest rate risk, to facilitate asset/ liability management strategies, and to manage other risk exposures. As of December 31, 2009, the Company maintained no active derivative positions; however, the following paragraphs provide a description of the Company’s interest rate swaps that were either terminated or expired in 2009.

In October 2006, the Company entered into a $100.0 million (notional) three-year interest rate swap agreement to convert a portion of its prime-based loan portfolio to a fixed rate of 7.81%. Prior to its expiration on October 9, 2009, the Company accounted for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of the change in fair value of a cash flow hedge related to hedge ineffectiveness is recognized immediately as other noninterest income. The fair value of this cash flow hedge was $3.2 million as of December 31, 2008 and was recorded in other assets on the Consolidated Balance Sheets. Unrealized gains/losses, net of taxes, are recorded in other comprehensive income on the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income. Prior to its expiration, no portion of the cash flow hedge was considered to be ineffective, and no portion of the change in fair value of the cash flow hedge was charged to other noninterest income during the years ended December 31, 2009, 2008 and 2007.

In July 2003, the Company entered into $25.0 million (notional) of interest rate swap agreements to convert portions of its fixed-rate FHLB advances to variable interest rates. Prior to their expiration and/or termination in 2009, the Company accounted for these interest rate swaps as a hedge of the fair value of the designated FHLB advances. For fair value hedges, the change in the fair value of the derivative and the corresponding change in fair value of the hedged risk in the underlying item being hedged are accounted for in earnings. Because of the effectiveness of the swap agreements against the related debt instruments, the adjustments needed to record the swaps at fair value were offset by the adjustments needed to record the related debt instruments at fair value, and the net difference between those amounts were not material for the years ended December 31, 2008 and 2007.

15.  Commitments, Contingencies and Concentrations of Credit Risk

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

The Company’s exposure to off-balance-sheet credit risk as of December 31, 2009 and 2008 was as follows:

	2009	2008
(Dollars in thousands)

Unused lines of credit and overdraft lines	$231,691	$263,663
Standby letters of credit	9,144	4,233
Total commitments	$240,835	$267,896

Because the majority of the Company’s lending is concentrated in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Johnston, Lee and Wake counties in North Carolina, economic conditions in those and surrounding counties significantly impact the ability of borrowers to repay their loans. As of December 31, 2009 and 2008, $1.2 billion (83%) and $1.0 billion (83%), respectively, of the total loan portfolio was secured by real estate, including commercial owner occupied loans. The credits in the loan portfolio are well diversified, and the Company does not have any significant concentrations to any one credit relationship. Credit risk is managed through a number of methods, including loan grading of commercial loans, approval of larger loans by the loan committee of the Board of Directors, and class and purpose coding of loans. The Company’s lending policies require either independent appraisals or internal real estate evaluations, depending on the dollar amount, on real estate collateral used to secure loans.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The Company has limited partnership investments in two related private investment funds which totaled $1.8 million and $1.7 million as of December 31, 2009 and 2008, respectively, and were included in other assets on the Consolidated Balance Sheets. Remaining capital commitments for these funds totaled $1.6 million as of December 31, 2009.

The Company discovered that the 1st State Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”), which was to be terminated immediately prior to the Company’s merger with 1st State Bank in 2006, was not correctly terminated. Among other things, management has discovered that certain required filings with the Internal Revenue Service (“IRS”) related to the termination of the ESOP were never made, insufficient withholding taxes may have been submitted to the IRS, and incorrect distributions may have been made from the ESOP, resulting in potential overpayment of certain accounts and underpayment of others. The Company is currently in the process of determining the source and extent of these potential errors and has engaged outside counsel and an independent third party record keeper to assist with correcting the errors and preparing the necessary filings with the IRS and U.S. Department of Labor (“DOL”). The Company may be subject to penalties and interest from the IRS due to the delinquent filings and insufficient payment of taxes and potential liability to participants in the ESOP. The Company may also be required to reimburse certain funds if improperly distributed from the ESOP.

For the year ended December 31, 2009, the Company recorded total expense of $244,000 related to this ESOP matter, which represented corrective amounts that the Company contributed to the ESOP as well as professional fees incurred through the end of the year. Such expense was recorded in other noninterest expense on the Consolidated Statements of Operation. The Company is still in the process of determining the final corrective amounts to be contributed to the ESOP, and in future periods, may record expense related to additional contributions and/or penalties and interest from the IRS or DOL as additional facts become known.

16.  Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities, available for sale, and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

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

Loans are not recorded at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and a valuation allowance is established based on the estimated value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

Other real estate, which includes foreclosed assets, is adjusted to fair value upon transfer of loans and premises to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies other real estate as nonrecurring Level 3.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

December 31, 2009
Investment securities, available for sale	$748	$233,378	$1,300	$235,426

December 31, 2008
Investment securities, available for sale	$1,063	$263,593	$2,000	$266,656
Cash flow interest rate swap	–	3,151	–	3,151
	$1,063	$266,744	$2,000	$269,807

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Level 3 Investment Securities
(Dollars in thousands)

Balance at December 31, 2008	$2,000
Total unrealized losses included in:
Net income	(498)
Other comprehensive income	(202)
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at December 31, 2009	$1,300

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

December 31, 2009
Impaired loans	$–	$–	$71,153	$71,153
Other real estate	–	–	10,732	10,732
	$–	$–	$81,885	$81,885

December 31, 2008
Impaired loans	$–	$–	$12,778	$12,778
Other real estate	–	–	1,347	1,347
	$–	$–	$14,125	$14,125

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

17.  Fair Value of Financial Instruments

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$29,513	$29,513	$54,455	$54,455
Investment securities	245,492	245,438	278,138	277,629
Loans	1,364,221	1,368,233	1,239,573	1,235,216
Accrued interest receivable	6,590	6,590	6,225	6,225
Cash flow hedge	–	–	3,151	3,151

Financial Liabilities:
Non-maturity deposits	$529,257	$529,257	$511,772	$511,772
Time deposits	848,708	861,378	803,542	810,691
Repurchase agreements and federal funds purchased	6,543	6,543	15,010	15,010
Borrowings	167,000	171,278	132,000	136,220
Subordinated debt	30,930	12,200	30,930	10,700
Accrued interest payable	1,824	1,824	2,925	2,925

The carrying amount and estimated fair value of the fair value interest rate swaps on certain fixed-rate FHLB advances was $619,000 as of December 31, 2008. Since these swaps were considered to be effective hedges, there were offsetting adjustments to the fair value of the underlying FHLB advances for the same amount at that date. These interest rate swaps were either terminated or matured during the year ended December 31, 2009 and were no longer outstanding at the balance sheet date. There is no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $240.8 million and $267.9 million as of December 31, 2009 and 2008, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

18.  Capital Purchase Program

On December 12, 2008, the Company entered into a Securities Purchase Agreement—Standard Terms ( “Securities Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”) and warrants to purchase up to 749,619 shares of common stock (“Warrants”) of the Company.

The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $10.3 million. In connection with the adoption of ARRA, subject to the approval of the Treasury and the Federal Reserve, the Company may redeem the Series A Preferred Stock at any time regardless of whether or not it has replaced such funds from any other source. The Treasury may also transfer the Series A Preferred Stock to a third party at any time. The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 19, Regulatory Matters and Restrictions).

The Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $8.26 per share (subject to certain anti-dilution adjustments).

The $41.3 million in proceeds was allocated to the Series A Preferred Stock and the Warrants based on their relative fair values at issuance (approximately $40.0 million was allocated to the Series A Preferred Stock and approximately $1.3 million to the Warrants). The difference between the initial value allocated to the Series A Preferred Stock of approximately $40.0 million and the liquidation value of $41.3 million will be charged to retained earnings and accreted to preferred stock over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. Thus, at the end of the five year accretion period, the preferred stock balance will equal the liquidation value of $41.3 million. The amount charged to retained earnings is deducted from the numerator in calculating basic and diluted earnings per common share. During the years ended December 31, 2009 and 2008, the Company recorded accretion of the preferred stock discount of $288,000 and $12,000, respectively.

The fair value of the Series A Preferred Stock was estimated using a discount rate of 11%, which approximated the dividend yield on the S&P U.S. Preferred Stock Index on the issuance date, and an expected life of five years. The fair value of each Warrant issued was estimated to be $1.42 on the date of issuance using the Black-Scholes option pricing model. The following assumptions were used in determining fair value for the Warrants:

Warrant Assumptions

Dividend yield	4.4%
Expected volatility	26.4%
Risk-free interest rate	2.6%
Expected life	10 years

19.  Regulatory Matters and Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial position and results of operation. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. As of December 31, 2008, the most recent completed examination from regulators, the Company and the Bank were categorized as “well capitalized” by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Company or the Bank’s capital rating. Management believes that as of December 31, 2009, the Company meets all capital requirements to which it is subject.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53–87. However, state and federal regulatory authorities may limit payment of dividends by any bank for other reasons, including when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. During 2009, the Office of the Commissioner of Banks authorized a one-time transfer of funds from the Bank’s permanent surplus account to undivided profits for the purpose of paying dividends to the Company.

On February 1, 2010, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend to its common shareholders.

To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 and the minimum requirements are presented in the following table:

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
2009
Total capital (to risk-weighted assets)	$173,261	11.41%	$121,460	8.00%	$151,826	10.00%
Tier I capital (to risk-weighted assets)	154,227	10.16	60,730	4.00	91,095	6.00
Tier I capital (to average assets)	154,227	8.94	69,043	4.00	86,304	5.00

2008
Total capital (to risk-weighted assets)	$187,385	13.24%	$113,228	8.00%	$141,535	10.00%
Tier I capital (to risk-weighted assets)	172,298	12.17	56,614	4.00	84,921	6.00
Tier I capital (to average assets)	172,298	10.58	65,137	4.00	81,421	5.00

Capital Bank:
2009
Total capital (to risk-weighted assets)	$172,748	11.40%	$121,231	8.00%	$151,539	10.00%
Tier I capital (to risk-weighted assets)	153,714	10.14	60,615	4.00	90,923	6.00
Tier I capital (to average assets)	153,714	8.92	68,934	4.00	86,167	5.00

2008
Total capital (to risk-weighted assets)	$185,699	13.15%	$112,934	8.00%	$141,168	10.00%
Tier I capital (to risk-weighted assets)	170,612	12.09	56,467	4.00	84,701	6.00
Tier I capital (to average assets)	170,612	10.47	65,195	4.00	81,494	5.00

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

20.  Parent Company Financial Information

Condensed financial information of the financial holding company of the Bank as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is presented below:

Condensed Balance Sheets
	As of December 31,
	2009	2008
(Dollars in thousands)

Assets:
Cash	$1,523	$330
Equity investment in subsidiary	168,633	176,827
Other assets	2,810	3,583
Total assets	$172,966	$180,740

Liabilities:
Subordinated debentures	$30,930	$30,930
Dividends payable	1,166	1,011
Other liabilities	1,085	285
Total liabilities	33,181	32,226
Shareholders’ equity	139,785	148,514
Total liabilities and shareholders’ equity	$172,966	$180,740

Condensed Statements of Operations
	For the Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Dividends from wholly-owned subsidiaries	$6,409	$2,750	$6,000
Undistributed net (loss) income of subsidiaries	(11,245)	(57,256)	3,411
Other income	46	106	186
Interest expense	1,072	1,800	2,444
Other expenses	1,974	92	95
Net (loss) income before tax benefits	(7,836)	(56,292)	7,058
Income tax benefit	(1,020)	(608)	(800)
Net (loss) income	$(6,816)	$(55,684)	$7,858

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Operating activities:
Net (loss) income	$(6,816)	$(55,684)	$7,858
Equity in undistributed net loss (income) of subsidiaries	11,245	57,256	(3,411)
Net change in other assets and liabilities	1,591	(412)	(265)
Net cash provided by operating activities	6,020	1,160	4,182

Investing activities:
Additional investment in subsidiary	–	(41,279)	–
Net cash used in investing activities	–	(41,279)	–

Financing activities:
Proceeds from issuance of preferred stock	–	41,279	–
Preferred stock offering costs	–	(119)	–
Proceeds from issuance of common stock	700	872	1,193
Payments to repurchase common stock	–	(92)	(4,523)
Dividends paid	(5,527)	(3,592)	(3,417)
Net cash (used in) provided by financing activities	(4,827)	38,348	(6,747)

Net change in cash and cash equivalents	1,193	(1,771)	(2,565)
Cash and cash equivalents, beginning of year	330	2,101	4,666
Cash and cash equivalents, end of year	$1,523	$330	$2,101

21.  Subsequent Events

On January 15, 2010, the Company withdrew its registration statement with respect to its public offering of common stock due to unfavorable market conditions. The Company incurred $1.9 million of direct nonrecurring expenses related to the proposed public stock offering, which was recorded to other noninterest expense on the Consolidated Statements of Operations for the year ended December 31, 2009. This amount reflects the entire cost of the proposed offering and represents investment banking, legal and accounting costs as well as other miscellaneous filing and printing costs directly related to the proposed offering. Additionally, the Company entered into a letter of intent with a private equity fund on December 13, 2009 regarding an investment in the Company’s common stock. That investment was not consummated, and the letter of intent expired.

On February 1, 2010, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend to its common shareholders to preserve capital.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

22.  Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly balances and results of operations as of and for the years ended December 31, 2009 and 2008 are as follows:

	Three Months Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

2009
Total assets	$1,734,668	$1,734,950	$1,695,342	$1,665,611
Investment securities	245,492	262,499	268,224	286,310
Loans (gross)	1,390,302	1,357,243	1,293,340	1,277,064
Allowance for loan losses	26,081	19,511	18,602	18,480
Deposits	1,377,965	1,385,250	1,380,842	1,340,974
Shareholders’ equity	139,785	149,525	143,306	142,674

Net interest income	$12,978	$13,555	$12,164	$10,181
Provision for loan losses	11,822	3,564	1,692	5,986
Noninterest income	1,180	2,507	3,724	2,106
Noninterest expense	14,033	11,098	12,465	11,564
Net (loss) income before taxes	(11,697)	1,400	1,731	(5,263)
Income tax (benefit) expense	(4,452)	(2,143)	382	(800)
Net (loss) income	$(7,245)	$3,543	$1,349	$(4,463)
Dividends and accretion on preferred stock	588	590	587	587
Net (loss) income attributable to common shareholders	$(7,833)	$2,953	$762	$(5,050)

Earnings (loss) per common share – basic	$(0.68)	$0.26	$0.07	$(0.45)
Earnings (loss) per common share – diluted	$(0.68)	$0.26	$0.07	$(0.45)

2008
Total assets	$1,654,232	$1,594,402	$1,592,034	$1,575,301
Investment securities	278,138	244,310	246,468	258,086
Loans (gross)	1,254,368	1,194,149	1,178,157	1,150,497
Allowance for loan losses	14,795	14,017	13,910	13,563
Deposits	1,315,314	1,197,721	1,182,615	1,150,897
Shareholders’ equity	148,514	166,521	165,731	167,967

Net interest income	$9,932	$10,827	$10,928	$10,909
Provision for loan losses	1,701	760	850	565
Noninterest income	2,293	3,507	2,936	2,265
Noninterest expense	76,282	10,757	9,930	9,643
Net (loss) income before taxes	(65,758)	2,817	3,084	2,966
Income tax (benefit) expense	(3,680)	805	869	799
Net (loss) income	$(62,078)	$2,012	$2,215	$2,167
Dividends and accretion on preferred stock	124	–	–	–
Net (loss) income attributable to common shareholders	$(62,202)	$2,012	$2,215	$2,167

Earnings per common share – basic	$(5.50)	$0.18	$0.20	$0.19
Earnings per common share – diluted	$(5.50)	$0.18	$0.20	$0.19

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (a North Carolina corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 10, 2010

Index
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their control objectives. Based on our evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level, in that they are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Such report is included below.

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

We have audited Capital Bank Corporation’s (a North Carolina corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Bank Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 10, 2010, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 10, 2010

Index
Item 9A(T).  Controls and Procedures

Not Applicable.

Item 9B.  Other Information

Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on December 4, 2009. The following matter was submitted to a vote of the shareholders with the results shown below:

Approval of amendment to the Articles of Incorporation to increase the authorized shares of common stock of the Company to fifty million (50,000,000) shares from twenty million (20,000,000) shares
Votes For	Votes Against	Abstained
8,633,210	1,071,891	37,386

The matter listed above is described in detail in our definitive proxy statement dated November 2, 2009 for the Special Meeting of Shareholders held on December 4, 2009.

PART III

This Part incorporates certain information from the definitive proxy statement (the “2010 Proxy Statement”) for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Company’s executive officers is included under the caption “Executive Officers” in Part I. – Item 1. Business of this report. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2010 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our employees, officers and directors. The complete Code of Ethics is available on our website at www.capitalbank-us.com. If at any time it is not available on our website, we will provide a copy upon written request made to our Corporate Secretary, Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, telephone (919) 645-6400. Information on our website is not part of this report. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-us.com or by filing a Current Report on Form 8-K.

Item 11.  Executive Compensation

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation/Human Resources Committee Interlocks and Insider Participation” and “Compensation/Human Resources Committee Report” in the 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2010 Proxy Statement.

Index
Item 13.  Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the sections entitled “Director Compensation – Certain Transactions” and “Information about Our Board of Directors” in the 2010 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2010 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

Financial Statements and Information

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)
Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X and pursuant to Industry Guide 3 under the Securities Act have been included in the Notes to the Consolidated Financial Statements or in Part II Item 7.

(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 10th day of March 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 10, 2010.

Signature	Title

/s/ B. Grant Yarber	President and Chief Executive Officer and Director
B. Grant Yarber	(Principal Executive Officer)

/s/ Michael R. Moore	Chief Financial Officer
Michael R. Moore	(Principal Financial Officer)

/s/ David B. Therit	Chief Accounting Officer
David B. Therit	(Principal Accounting Officer)

/s/ Charles F. Atkins	Director
Charles F. Atkins

/s/ John F. Grimes, III	Director
John F. Grimes, III

/s/ Robert L. Jones	Director
Robert L. Jones

/s/ Oscar A. Keller, III	Chairman of the Board
Oscar A. Keller, III

/s/ W. Carter Keller	Director
W. Carter Keller

/s/ Ernest A. Koury, Jr.	Director
Ernest A. Koury, Jr.

/s/ George R. Perkins, III	Director
George R. Perkins, III

Index
Signature	Title

/s/ Don W. Perry	Director
Don W. Perry

/s/ Carl H. Ricker, Jr.	Director
Carl H. Ricker, Jr.

/s/ Samuel J. Wornom, III	Director
Samuel J. Wornom, III

Index
EXHIBIT INDEX

Exhibit No.	Description

2.01
Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

2.02	List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

3.01	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2009)

3.02	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

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

10.02
Form of Stock Award Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007)*

10.03
Form of Incentive Stock Option Agreement under the Capital Bank Corporation Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-160699) filed with the SEC on July 20, 2009)*

10.04	Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference from Appendix A to the Company’s Proxy Statement for Annual Meeting held on May 26, 2005)*

10.05
Amended and Restated Deferred Compensation Plan for Outside Directors, effective November 20, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.06	Capital Bank Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005)*

10.07
Amended and Restated Capital Bank Defined Benefit Supplemental Executive Retirement Plan, effective December 18, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.08	Capital Bank Supplemental Retirement Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005)*

10.09
Amended and Restated Capital Bank Supplemental Retirement Plan for Directors, effective December 18, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Index
Exhibit No.	Description

10.10
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.11
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

10.13
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.14	Letter agreement, dated November 18, 2008, by and between Capital Bank and Ralph J. Edwards*, **

10.15
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.16
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.17
Agreement, dated November 2001, between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

10.18
Letter agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.19	Form of Waiver with Senior Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.20
Form of Letter Agreement Limiting Executive Compensation with Senior Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

10.21
Summary of Material Terms of the Capital Bank Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 8, 2008)*

10.22
Purchase and Assumption Agreement, dated September 25, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, and Omni National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the SEC on November 7, 2008)

10.23
Real Estate Purchase Agreement, dated October 6, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, Michael R. Moore and Viola V. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2008)

10.24
Letter of Intent, dated December 13, 2009, between Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P. and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009)

21.01	Subsidiaries of the Registrant**

Index
Exhibit No.	Description

23.01	Consent of Independent Registered Public Accounting Firm**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.01
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]**

32.02
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]**

99.01	Certification of Chief Executive Officer Pursuant to Section 11(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 C.F.R. § 30.15**

99.02	Certification of Chief Financial Officer Pursuant to Section 11(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 C.F.R. § 30.15**

*	Represents a management contract or compensatory plan or arrangement
**	Filed herewith

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
(North Carolina)

Index
Exhibit 23.01

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 10, 2010,with respect to the consolidated financial statements and internal control over financial reporting included in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2009. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Capital Bank Corporation on Form S-3 (File No. 333-155567, effective November 21, 2008) and Forms S-8 (File No. 333-148273, effective December 21, 2007, No. 333-125195, effective May 24, 2005, No. 333-42628, effective July 31, 2000, No. 333-82602, effective February 12, 2002, No. 333-102774, effective January 28, 2003, No. 333-76919, effective April 23, 1999, No. 333-151782, effective June 19, 2008, No. 333-160689, effective July 20, 2009 and No. 333-160699, effective July 20, 2009).

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 10, 2010