Form 10-Q
period 2010-03-31
CAPITAL BANK CORP
filed 2010-05-10
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

CAPITAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	000-30062	56-2101930
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

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

As of May 5, 2010 there were 12,881,354 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended March 31, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

Item 4T.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	(Removed and Reserved)	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
	March 31, 2010	December 31, 2009
(Dollars in thousands except share data)	(Unaudited)

Assets
Cash and cash equivalents:
Cash and due from banks	$22,342	$25,002
Interest-bearing deposits with banks	30,999	4,511
Total cash and cash equivalents	53,341	29,513
Investment securities:
Investment securities – available for sale, at fair value	220,955	235,426
Investment securities – held to maturity, at amortized cost	3,344	3,676
Other investments	8,481	6,390
Total investment securities	232,780	245,492
Loans – net of unearned income and deferred fees	1,376,085	1,390,302
Allowance for loan losses	(29,160)	(26,081)
Net loans	1,346,925	1,364,221
Premises and equipment, net	24,580	23,756
Bank-owned life insurance	22,997	22,746
Deposit premium, net	2,475	2,711
Deferred income tax	11,690	12,096
Accrued interest receivable	6,479	6,590
Other assets	38,590	27,543
Total assets	$1,739,857	$1,734,668

Liabilities
Deposits:
Demand, noninterest-bearing	$132,411	$141,069
Savings and interest-bearing checking	204,358	204,042
Money market deposit accounts	160,087	184,146
Time deposits less than $100,000	531,508	507,348
Time deposits $100,000 and greater	352,175	341,360
Total deposits	1,380,539	1,377,965
Repurchase agreements and federal funds purchased	3,227	6,543
Borrowings	172,000	167,000
Subordinated debentures	34,323	30,930
Other liabilities	10,976	12,445
Total liabilities	1,601,065	1,594,883

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	40,200	40,127
Common stock, no par value; 50,000,000 shares authorized; 12,881,354 and 11,348,117 shares issued and outstanding	145,136	139,909
Accumulated deficit	(50,129)	(44,206)
Accumulated other comprehensive income	3,585	3,955
Total shareholders’ equity	138,792	139,785
Total liabilities and shareholders’ equity	$1,739,857	$1,734,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
	March 31, 2010	March 31, 2009
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$17,411	$16,092
Investment securities:
Taxable interest income	2,026	2,799
Tax-exempt interest income	601	764
Dividends	18	–
Federal funds and other interest income	10	13
Total interest income	20,066	19,668
Interest expense:
Deposits	6,151	7,769
Borrowings and repurchase agreements	1,365	1,718
Total interest expense	7,516	9,487
Net interest income	12,550	10,181
Provision for loan losses	11,734	5,986
Net interest income after provision for loan losses	816	4,195
Noninterest income:
Service charges and other fees	868	952
Bank card services	415	339
Mortgage origination and other loan fees	327	527
Brokerage fees	187	163
Bank-owned life insurance	239	258
Net gain (loss) on investment securities	328	(320)
Net loss on other real estate	(876)	(7)
Other	167	187
Total noninterest income	1,655	2,099
Noninterest expense:
Salaries and employee benefits	5,400	5,961
Occupancy	1,502	1,373
Furniture and equipment	745	830
Data processing and telecommunications	517	631
Advertising and public relations	430	323
Office expenses	332	335
Professional fees	475	379
Business development and travel	267	328
Amortization of deposit premiums	235	288
Miscellaneous loan handling costs	441	163
Directors fees	298	359
FDIC deposit insurance	665	229
Other	407	358
Total noninterest expense	11,714	11,557
Net loss before tax benefit	(9,243)	(5,263)
Income tax benefit	(3,909)	(800)
Net loss	$(5,334)	$(4,463)
Dividends and accretion on preferred stock	589	587
Net loss attributable to common shareholders	$(5,923)	$(5,050)

Net loss per common share – basic	$(0.49)	$(0.45)
Net loss per common share – diluted	$(0.49)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
	Preferred Stock		Common Stock		Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total
(Dollars in thousands except share data)

Balance at January 1, 2009	41,279	$39,839	11,238,085	$139,209	$886	$(31,420)	$148,514
Comprehensive loss:
Net loss						(4,463)	(4,463)
Net unrealized gain on securities, net of tax of $196					312		312
Net unrealized loss on cash flow hedge, net of tax benefit of $315					(502)		(502)
Prior service cost recognized on SERP					(54)		(54)
Total comprehensive loss							(4,707)
Accretion of preferred stock discount		71				(71)	–
Restricted stock awards			20,000	120			120
Stock option expense				13			13
Directors’ deferred compensation			42,284	153			153
Dividends on preferred stock						(516)	(516)
Dividends on common stock ($0.08 per share)						(903)	(903)
Balance at March 31, 2009	41,279	$39,910	11,300,369	$139,495	$642	$(37,373)	$142,674

Balance at January 1, 2010	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785
Comprehensive loss:
Net loss						(5,334)	(5,334)
Net unrealized loss on securities, net of tax benefit of $234					(372)		(372)
Amortization of prior service cost on SERP					2		2
Total comprehensive loss							(5,704)
Accretion of preferred stock discount		73				(73)	–
Issuance of common stock			1,468,770	5,065			5,065
Stock option expense				12			12
Directors’ deferred compensation			64,467	150			150
Dividends on preferred stock						(516)	(516)
Balance at March 31, 2010	41,279	$40,200	12,881,354	$145,136	$3,585	$(50,129)	$138,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
	March 31, 2010	March 31, 2009
(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(5,334)	$(4,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	11,734	5,986
Amortization of deposit premium	236	288
Depreciation	635	759
Stock-based compensation	192	196
Net (gain) loss on investment securities	(328)	320
Net amortization of premium/discount on investment securities	34	20
Loss on disposal of premises, equipment and other real estate	225	8
Loss on write-down of other real estate	646	–
Deferred income tax (benefit) expense	640	(18)
Increase in cash surrender value of bank-owned life insurance	(251)	(278)
Net decrease (increase) in accrued interest receivable and other assets	(6,063)	3,105
Net decrease in accrued interest payable and other liabilities	(559)	(286)
Net cash provided by operating activities	1,807	5,637

Cash flows from investing activities:
Loan originations, net of principal repayments	(3,743)	(27,321)
Additions to premises and equipment	(1,469)	(961)
Proceeds from sales of premises, equipment and real estate owned	3,541	79
Net purchases of FHLB stock	(2,025)	(20)
Purchase of securities – available for sale	(18,013)	(16,958)
Proceeds from principal repayments/calls/maturities of securities – available for sale	32,108	8,590
Proceeds from principal repayments/calls/maturities of securities – held to maturity	330	384
Net cash provided by (used in) investing activities	10,729	(36,207)

Cash flows from financing activities:
Net increase in deposits	2,574	25,660
Net decrease in repurchase agreements	(3,316)	(3,360)
Proceeds from borrowings	141,000	30,000
Principal repayments of borrowings	(136,000)	(35,000)
Proceeds from issuance of subordinated debentures	3,393	–
Proceeds from issuance of common stock	5,065	–
Dividends paid	(1,424)	(1,268)
Net cash provided by financing activities	11,292	16,032

Net change in cash and cash equivalents	23,828	(14,538)
Cash and cash equivalents at beginning of period	29,513	54,455
Cash and cash equivalents at end of period	$53,341	$39,917

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$9,305	$2,324
Cash paid (received) for:
Income taxes	$–	$(4,297)
Interest	$7,368	$9,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Significant Accounting Policies and Interim Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Bank Corporation (the “Company”) and its wholly owned subsidiary, Capital Bank (the “Bank”). In addition, the Company has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Current Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The amendments in this update require more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management does not expect the adoption of the amendments in this update to have an impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, to amend ASC Topic 860, Transfers and Servicing, for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this update eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. The amendments in this update are the result of FASB Statement No. 166 and are effective for annual reporting periods beginning after November 15, 2009 and interim and annual reporting periods thereafter. Adoption of the amendments in this update did not have a material impact on the Company’s financial position or results of operation.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend ASC Topic 820 to clarify how entities should estimate the fair value of liabilities. The amendments to this update include clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. Adoption of the amendments in this update had no impact on the Company’s financial position or results of operations.

2.  Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. Basic EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for the three month periods ended March 31, 2010 and 2009 were as follows:

	March 31, 2010	March 31, 2009
(Dollars in thousands)

Net loss attributable to common shareholders	$(5,923)	$(5,050)

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	12,014,430	11,293,480
Incremental shares from assumed exercise of stock options and warrants	–	–
Weighted average number of shares outstanding – diluted	12,014,430	11,293,480

Net loss per common share – basic	$(0.49)	$(0.45)
Net loss per common share – diluted	$(0.49)	$(0.45)

Due to the net loss attributable to common shareholders for the quarters ended March 31, 2010 and 2009, the Company excluded potential shares, if any, from its EPS calculations since the effect of including those potential shares would have been antidilutive to the per share amounts.

3.  Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three month periods ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
(Dollars in thousands)

Unrealized gain (loss) on available-for-sale investment securities	$(606)	$508
Unrealized loss on change in fair value of cash flow hedge	–	(817)
Prior service cost recognized on SERP, net of amortization	2	(54)
Income tax benefit	234	119
Other comprehensive loss	$(370)	$(244)

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

4.  Investment Securities

Investment securities as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

March 31, 2010
Available for sale:
U.S. agency obligations	$19,013	$17	$22	$19,008
Municipal bonds	54,387	522	725	54,184
Mortgage-backed securities issued by GSEs	131,722	6,839	–	138,561
Non-agency mortgage-backed securities	7,676	12	536	7,152
Other securities	2,252	–	202	2,050
	215,050	7,390	1,485	220,955
Held to maturity:
Municipal bonds	300	6	–	306
Mortgage-backed securities issued by GSEs	1,415	81	–	1,496
Non-agency mortgage-backed securities	1,629	–	134	1,495
	3,344	87	134	3,297
Other investments	8,481	–	–	8,481
Total	$226,875	$7,477	$1,619	$232,733

December 31, 2009
Available for sale:
U.S. agency obligations	$1,000	$29	$–	$1,029
Municipal bonds	72,556	1,006	668	72,894
Mortgage-backed securities issued by GSEs	144,762	6,896	–	151,658
Non-agency mortgage-backed securities	8,345	19	567	7,797
Other securities	2,252	–	204	2,048
	228,915	7,950	1,439	235,426
Held to maturity:
Municipal bonds	300	7	–	307
Mortgage-backed securities issued by GSEs	1,576	84	–	1,660
Non-agency mortgage-backed securities	1,800	–	145	1,655
	3,676	91	145	3,622
Other investments	6,390	–	–	6,390
Total	$238,981	$8,041	$1,584	$245,438

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which other-than-temporary impairments have not been recognized in earnings, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Available for sale:
U.S. agency obligations	$12,991	$22	$–	$–	$12,991	$22
Municipal bonds	19,026	502	2,379	223	21,405	725
Non-agency mortgage-backed securities	–	–	5,998	536	5,998	536
Other securities	–	–	798	202	798	202
	32,017	524	9,175	961	41,192	1,485

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Held to maturity:
Non-agency mortgage-backed securities	–	–	1,495	134	1,495	134
Total	$32,017	$524	$10,670	$1,095	$42,687	$1,619

December 31, 2009
Available for sale:
Municipal bonds	$21,194	$448	$2,382	$220	$23,576	$668
Non-agency mortgage-backed securities	3,711	93	2,791	474	6,502	567
Other securities	–	–	1,546	204	1,546	204
	24,905	541	6,719	898	31,624	1,439
Held to maturity:
Non-agency mortgage-backed securities	–	–	1,655	145	1,655	145
Total	$24,905	$541	$8,374	$1,043	$33,279	$1,584

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

Unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, are related to eight different securities. These losses are due to a combination of changes in credit spreads and other market factors. These mortgage securities are not issued and guaranteed by an agency of the federal government but are instead issued by corporate entities, primarily financial institutions, and therefore carry an element of credit risk. Management closely monitors the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, regional allocation of collateral, remaining terms, interest rates, loan types, etc. The Company has engaged a third party expert to provide a “stress test” of each private label security through a model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance of each mortgage security.

Unrealized losses on the Company’s investments in municipal bonds are related to 32 different securities. These losses are primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Management monitors the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities relate to an investment in subordinated debt of one corporate financial institution. Management monitors the financial strength of this institution by reviewing its quarterly financial reports and considers its capital, liquidity and earnings in this review.

As of March 31, 2010, two investment securities remained in an other-than-temporarily impaired position. The first of these investments was a private label mortgage security with a book value and unrealized loss of $777,000 and $363,000, respectively, as of March 31, 2010. This impairment determination was based on the extent and duration of the unrealized loss as well as recent credit rating downgrades from two rating agencies to below investment grade. Based on its analysis of expected cash flows, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a corporate financial institution with a book value and unrealized loss of $1.0 million and $203,000, respectively, as of March 31, 2010. This impairment determination was based on the extent of the unrealized loss as well as adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The securities in an unrealized loss position as of March 31, 2010 not determined to be other-than-temporarily impaired are all still performing and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider such securities to be other-than-temporarily impaired as of March 31, 2010.

Other investment securities primarily include an investment in Federal Home Loan Bank (“FHLB”) stock, which has no readily determinable market value and is recorded at cost. As of March 31, 2010 and December 31, 2009, the Company’s investment in FHLB stock totaled $8.0 million and $6.0 million, respectively. Based on its quarterly evaluation, management has concluded that the Company’s investment in FHLB stock was not impaired as of March 31, 2010 and that ultimate recoverability of the par value of this investment is probable. During the three months ended March 31, 2009, the Company recorded an investment loss of $320,000 related to an equity investment in Silverton Bank, a correspondent financial institution that was closed by the Office of the Comptroller of the Currency in 2009. The loss represented the full amount of the Company’s investment in Silverton Bank and was recorded as a reduction to noninterest income on the Condensed Consolidated Statements of Operations.

The amortized cost and estimated market values of debt securities as of March 31, 2010 by final contractual maturities are summarized in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:
Due within one year	$–	$–	$300	$306
Due after one year through five years	14,562	14,613	–	–
Due after five years through ten years	14,612	14,617	1,004	1,066
Due after ten years	185,126	190,975	2,040	1,925
Total debt securities	214,300	220,205	3,344	3,297
Total equity securities	750	750	–	–
Total investment securities	$215,050	$220,955	$3,344	$3,297

5.  Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
(Dollars in thousands)

Commercial real estate:
Construction and land development	$456,448	$452,120
Commercial non-owner occupied	240,177	245,674
Total commercial real estate	696,625	697,794
Consumer real estate:
Residential mortgage	165,362	165,374
Home equity lines	96,556	97,129
Total consumer real estate	261,918	262,503
Commercial owner occupied	186,067	194,359
Commercial and industrial	181,111	183,733
Consumer	7,617	9,692
Other loans	42,002	41,851
	1,375,340	1,389,932
Deferred loan fees and origination costs, net	745	370
	$1,376,085	$1,390,302

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of activity in the allowance for loan losses for the three month periods ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
(Dollars in thousands)

Balance at beginning of period	$26,081	$14,795
Provision for loan losses	11,734	5,986
Loans charged off, net of recoveries	(8,655)	(2,301)
Balance at end of period	$29,160	$18,480

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, the reserve for unfunded lending commitments totaled $447,000 and $351,000, respectively.

The following is a summary of information related to nonperforming assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans	$58,205	$39,512
Accruing loans greater than 90 days past due	–	–
Total nonperforming loans	58,205	39,512
Other real estate	15,635	10,732
Total nonperforming assets	$73,840	$50,244

For the three month periods ended March 31, 2010 and 2009, no interest income was recognized on loans while in nonaccrual status. Cumulative interest payments collected on nonaccrual loans and applied as a reduction to the principal balance of the respective loans totaled $402,000 and $366,000 as of March 31, 2010 and December 31, 2009, respectively.

6.  Stock-Based Compensation

The Company uses the following forms of stock-based compensation as an incentive for certain employees and non-employee directors: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of options for the purchase of up to 1,150,000 shares of the Company’s common stock to officers and directors. As of March 31, 2010, options for 286,350 shares of common stock were outstanding and options for 605,709 shares of common stock remained available for future issuance. In addition, options for 566,071 shares were assumed under various plans from previously acquired financial institutions, of which options for 49,911 shares remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants must be made with an exercise price at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions.

A summary of the activity during the three month periods ended March 31, 2010 and 2009 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2010		March 31, 2009
	Shares	WAEP	Shares	WAEP

Outstanding at beginning of period	366,583	$11.76	377,083	$11.71
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited and expired	(30,322)	8.08	–	–
Outstanding at end of period	336,261	$12.09	377,083	$11.71

Options exercisable at end of period	256,161	$12.83	274,283	$12.40

The following table summarizes information about the Company’s stock options as of March 31, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$6.00 – $9.00	100,131	5.38	52,131	$–
$9.01 – $12.00	78,880	1.86	77,380	–
$12.01 – $15.00	20,000	6.38	10,400	–
$15.01 – $18.00	83,000	5.30	62,000	–
$18.01 – $18.37	54,250	4.74	54,250	–
	336,261	4.49	256,161	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. There were no options granted in the three month periods ended March 31, 2010 and 2009.

As of March 31, 2010, the Company had unamortized compensation expense related to unvested stock options of $128,000, which is expected to be fully amortized over the next four years. For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense of $12,000 and $13,000, respectively, related to stock options.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. As of March 31, 2010, the Company had 23,600 shares of unvested restricted stock grants, which represents unrecognized compensation expense of $155,000 to be recognized over the remaining vesting period of the respective grants. Total compensation expense related to these restricted stock awards for the three month periods ended March 31, 2010 and 2009 was $30,000 in each period.

Deferred Compensation for Non-employee Directors

The Company administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may elect to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director does not elect to defer all or part of his fees, then he is not considered a participant in the Deferred Compensation Plan. The amount deferred is equal to 125% of total director fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason. For the three month periods ended March 31, 2010 and 2009, the Company recognized compensation expense of $150,000 and $153,000, respectively, related to the Deferred Compensation Plan.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

7.  Commitments and Contingencies

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

The Company’s exposure to off-balance-sheet credit risk as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
(Dollars in thousands)	(Unaudited)

Unused lines of credit and overdraft lines	$213,894	$231,691
Standby letters of credit	10,118	9,144
Total commitments	$224,012	$240,835

The Company has limited partnership investments in two related private investment funds which totaled $1.8 million as of both March 31, 2010 and December 31, 2009. These investments are recorded on the cost basis and were included in other assets on the Condensed Consolidated Balance Sheets. Remaining capital commitments to these investment funds totaled $1.6 million as of March 31, 2010.

In 2009, the Company discovered that the 1st State Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”), which was to be terminated immediately prior to the Company’s merger with 1st State Bank in 2006, was not correctly terminated. Among other things, management discovered that certain required filings with the Internal Revenue Service (“IRS”) related to the termination of the ESOP were never made, insufficient withholding taxes were submitted to the IRS, and incorrect distributions were made from the ESOP, resulting in an overpayment of certain accounts and underpayment of others. The Company engaged outside counsel and an independent third party record keeper and has corrected the errors and submitted necessary filings to the IRS and U.S. Department of Labor (“DOL”). The Company paid penalties and interest to the IRS due to the delinquent filings and insufficient payment of taxes and has fully funded participant accounts in the ESOP. Currently, the Company is awaiting plan termination approval from the IRS.

The Company recorded total expense of $244,000 related to this ESOP matter in the fourth quarter of 2009 and an additional $8,000 in the first quarter of 2010. These amounts represent penalties and interest paid to the IRS, corrective amounts that the Company contributed to the ESOP, and professional fees incurred. Such expense was recorded in other noninterest expense on the Condensed Consolidated Statements of Operation. The Company may be required to record expense related to this matter as additional facts become known or as additional assessments are levied by either the IRS or DOL.

8.  Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

March 31, 2010
Investment securities, available for sale	$750	$218,905	$1,300	$220,955

December 31, 2009
Investment securities, available for sale	$748	$233,378	$1,300	$235,426

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2010:

Level 3 Investment Securities
(Dollars in thousands)

Balance at December 31, 2009	$1,300
Total unrealized losses included in:
Net income	–
Other comprehensive income	–
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at March 31, 2010	$1,300

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

March 31, 2010
Impaired loans	$–	$73,287	$6,045	$79,332
Other real estate	–	15,635	–	15,635

December 31, 2009
Impaired loans	$–	$36,972	$34,181	$71,153
Other real estate	–	10,732	–	10,732

9.  Fair Value of Financial Instruments

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

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$53,341	$53,341	$29,513	$29,513
Investment securities	232,780	232,733	245,492	245,438
Loans	1,346,925	1,343,353	1,364,221	1,368,233
Accrued interest receivable	6,479	6,479	6,590	6,590

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Non-maturity deposits	$496,856	$496,856	$529,257	$529,257
Time deposits	883,683	896,808	848,708	861,378
Repurchase agreements	3,227	3,227	6,543	6,543
Borrowings	172,000	177,395	167,000	171,278
Subordinated debentures	34,323	15,593	30,930	12,200
Accrued interest payable	1,972	1,972	1,824	1,824

There is no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $224.0 million and $240.8 million as of March 31, 2010 and December 31, 2009, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

10.  Private Placement Offering

On March 18, 2010, the Company sold 849 investment units (“Units”) for gross proceeds of $8.5 million. Each Unit was priced at $10,000 and consisted of a $3,996.90 subordinated promissory note and a number of shares of the Company’s common stock valued at $6,003.10. The offering and sale of the Units was limited to accredited investors. As a result of the sale of the Units, the Company sold $3.4 million in aggregate principal amount of subordinated promissory notes due March 18, 2020 (the “Notes”) and 1,468,770 shares of the Company’s common stock valued at $5.1 million. The Notes were recorded in subordinated debentures on the Condensed Consolidated Balance Sheets. Under certain circumstances, the Company may elect to sell additional Units in one or more subsequent closings on or prior to June 16, 2010, unless the Company elects to extend the offering, provided that the aggregate amount of all Units sold does not exceed 1,500.

The Company is obligated to pay interest on the Notes at 10% per annum payable in quarterly installments commencing on the third month anniversary of the date of issuance of the Notes. The Company may prepay the Notes at any time after March 18, 2015 subject to approval by the Federal Reserve and compliance with applicable law.

The Company’s obligation to repay the Notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors, including the Federal Reserve and the Federal Deposit Insurance Corporation, and certain other financial obligations of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended March 31, 2010 and 2009 for Capital Bank Corporation, or the Company, and its wholly owned subsidiary, Capital Bank, or the Bank. This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Index

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank (the “Bank”), a state-chartered banking corporation. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of March 31, 2010, the Company conducted no business other than holding stock in the Bank and in three trusts, Capital Bank Statutory Trust I, II, and III.

Capital Bank is a community bank engaged in the general commercial banking business and operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. As of March 31, 2010, the Bank had assets of approximately $1.7 billion, with gross loans and deposits outstanding of approximately $1.4 billion each. The Bank operates 32 branch offices in North Carolina: five in Raleigh, four in Asheville, four in Fayetteville; three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Siler City, Wake Forest and Zebulon.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement and automobiles; equity lines of credit; mortgage loans; credit loans; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers and remote deposit capture; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. Through a partnership between the Bank’s financial services division and Capital Investment Companies, an unaffiliated Raleigh, North Carolina-based broker-dealer, the Bank also makes available a complete line of uninsured investment products and services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the Federal Deposit Insurance Corporation, or the FDIC.

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

As a financial holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System, or Federal Reserve. The Company is required to file with the Federal Reserve reports and other information regarding its business operations and the business operations of its subsidiaries. As a North Carolina chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the North Carolina Commissioner of Banks, or NC Commissioner, and by the FDIC, as its primary federal regulator.

Index

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

The Company has identified the following accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, other-than-temporary impairment on investment securities, income taxes, and impairment of long-lived assets. These policies are important in understanding management’s discussion and analysis. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary

The following is a summary of our significant results of operations and changes in financial position for the three months ended March 31, 2010:

•
The Company increased total regulatory capital during the quarter ended March 31, 2010 through an $8.5 million private placement offering to qualified investors. The offering was structured in the form of investment units consisting of a subordinated promissory note and shares of the Company’s common stock. As a result of the offering, the Company sold subordinated promissory notes with an aggregate principal amount of $3.4 million and shares of the Company’s common stock valued at approximately $5.1 million.

•
Net loss attributable to common shareholders was $5.9 million, or $0.49 per diluted share, in the first quarter of 2010 compared with net loss attributable to common shareholders of $5.1 million, or $0.45 per diluted share, in the first quarter of 2009. Results of operations in the first quarter of 2010 compared with the same quarter last year primarily reflect a significant increase in provision for loan losses, partially offset by improved net interest income and a higher tax benefit.

•
Net interest income increased by $2.4 million, rising from $10.2 million in the first quarter of 2009 to $12.6 million in the first quarter of 2010. This improvement was due to an increase in net interest margin from 2.72% in the first quarter of 2009 to 3.22% in the first quarter of 2010, coupled with 4.1% growth in average earning assets over the same period. Net interest margin benefited from a significant decline in funding costs, partially offset by a small decrease in loan yields as the Company’s interest rate swap on prime-indexed commercial loans expired late in 2009.

•
Provision for loan losses for the quarter ended March 31, 2010 totaled $11.7 million, an increase from $6.0 million for the quarter ended March 31, 2009. The increase in the loan loss provision was driven by continued difficult economic conditions and weakness in local real estate markets which resulted in significantly higher levels of nonperforming assets and impaired loans as well as downgrades to the credit ratings of certain loans in the portfolio. Further, a significant decline in commercial real estate values contributed to higher levels of specific reserves or charge-offs on impaired loans.

•
Noninterest income decreased by $444 thousand, or 21%, declining from $2.1 million in the first quarter of 2009 to $1.7 million in the first quarter of 2010. This decrease was primarily related to write-downs to the values of real estate owned totaling $646 thousand in the quarter ended March 31, 2010. Other noninterest income was further reduced by $230 thousand in losses on the sale of certain real estate owned during the first quarter of 2010. Mortgage origination and other loan fees also declined by $200 thousand in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009. The lower noninterest income was partially offset by gains of $263 thousand on the sale of certain debt securities and recognized appreciation of $65 thousand in the market value of an equity security in the quarter ended March 31, 2010 compared with a $320 thousand loss on an investment in Silverton Bank stock in the quarter ended March 31, 2009.

Index

•
Noninterest expense increased $157 thousand, or 1%, rising from $11.6 million in the first quarter of 2009 to $11.7 million in the first quarter of 2010. This increase was primarily due to higher FDIC deposit insurance expense, which rose by $436 thousand during the first quarter of 2010. Additionally, miscellaneous loan handling costs increased $278 thousand as higher loan workout, appraisal and foreclosure costs were incurred in the quarter ended March 31, 2010. Partially offsetting the increase in noninterest expense, salaries and employee benefits expense fell by $561 thousand due to the suspension of the Company’s 401(k) employer matching contributions in 2009 and higher deferred loan costs which reduced expense.

Results of Operations

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

Net loss attributable to common shareholders was $5.9 million, or $0.49 per diluted share, in the first quarter of 2010 compared with net loss attributable to common shareholders of $5.1 million, or $0.45 per diluted share, in the first quarter of 2009. Results of operations in the first quarter of 2010 compared with the same quarter last year primarily reflect a significant increase in provision for loan losses, partially offset by improved net interest income and a higher tax benefit.

Net Interest Income. Net interest income increased from $10.2 million for the quarter ended March 31, 2009 to $12.6 million for the quarter ended March 31, 2010. Average interest-earning assets were $1.64 billion for the quarter ended March 31, 2010 compared to $1.57 billion for the quarter ended March 31, 2009, an increase of 4.1%. Average interest-bearing liabilities were $1.45 billion for the quarter ended March 31, 2010 compared to $1.37 billion for the quarter ended March 31, 2009, an increase of 5.5%. On a fully tax equivalent basis, net interest spread was 2.98% and 2.37% for the quarters ended March 31, 2010 and 2009, respectively. Net interest margin on a tax equivalent basis increased by 50 basis points to 3.22% for the quarter ended March 31, 2010 from 2.72% for the quarter ended March 31, 2009. The yield on average interest-earning assets was 5.08% and 5.17% for the quarters ended March 31, 2010 and 2009, respectively, while the interest rate paid on average interest-bearing liabilities for those periods was 2.10% and 2.80%, respectively.

The increase in the net interest margin was primarily due to the significant decline in funding costs through disciplined pricing controls and a more favorable competitive pricing landscape. Partially offsetting declining funding costs was a significant increase in nonperforming loans over the past year and the expiration of an interest rate swap on prime-indexed commercial loans.

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

Index

CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2010, December 31, 2009 and March 31, 2009
Tax Equivalent Basis 1

	March 31, 2010			December 31, 2009			March 31, 2009
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans: 2
Commercial	$1,187,760	$15,089	5.15%	$1,190,645	$15,668	5.22%	$1,095,804	$13,942	5.16%
Consumer	205,409	2,473	4.88	193,640	2,431	4.98	169,634	2,150	5.14
Total loans	1,393,169	17,562	5.11	1,384,285	18,099	5.19	1,265,438	16,092	5.16
Investment securities 3	225,819	2,956	5.24	247,253	3,283	5.31	288,679	3,957	5.48
Federal funds sold and interest-earning cash	20,226	10	0.20	17,334	8	0.18	19,900	13	0.26
Total interest-earning assets	1,639,214	$20,528	5.08%	1,648,872	$21,390	5.15%	1,574,017	$20,062	5.17%
Cash and due from banks	19,450			18,169			22,116
Other assets	102,321			90,303			78,814
Allowance for loan losses	(28,045)			(20,923)			(15,180)
Total assets	$1,732,940			$1,736,421			$1,659,767

Liabilities and Shareholders’ Equity
Savings deposits	$28,992	$10	0.14%	$29,012	$11	0.15%	$28,793	$13	0.18%
Interest-bearing demand deposits	342,048	886	1.05	365,889	1,078	1.17	353,262	1,205	1.38
Time deposits	871,507	5,255	2.45	844,776	5,352	2.51	800,879	6,551	3.32
Total interest-bearing deposits	1,242,547	6,151	2.01	1,239,677	6,441	2.06	1,182,934	7,769	2.66
Borrowed funds	170,956	1,145	2.72	155,989	1,224	3.11	146,233	1,389	3.85
Subordinated debt	31,232	218	2.83	30,930	216	2.77	30,930	322	4.22
Repurchase agreements and federal funds purchased	4,667	2	0.17	7,246	4	0.22	13,849	7	0.20
Total interest-bearing liabilities	1,449,402	$7,516	2.10%	1,433,842	$7,885	2.18%	1,373,946	$9,487	2.80%
Noninterest-bearing deposits	131,973			139,877			124,893
Other liabilities	10,658			12,695			11,643
Total liabilities	1,592,033			1,586,414			1,510,482
Shareholders’ equity	140,907			150,007			149,285
Total liabilities and shareholders’ equity	$1,732,940			$1,736,421			$1,659,767

Net interest spread 4			2.98%			2.96%			2.37%
Tax equivalent adjustment		$462			$527			$394
Net interest income and net interest margin 5		$13,012	3.22%		$13,505	3.25%		$10,575	2.72%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	Three Months Ended March 31, 2010 vs. 2009
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(129)	$1,599	$1,470
Investment securities	(178)	(823)	(1,001)
Federal funds sold	(3)	–	(3)
Total interest income	(310)	776	466
Interest expense:
Savings and interest-bearing demand deposits and other	(293)	(29)	(322)
Time deposits	(1,722)	426	(1,296)
Borrowed funds	(410)	166	(244)
Subordinated debt	(106)	2	(104)
Repurchase agreements and federal funds purchased	(1)	(4)	(5)
Total interest expense	(2,532)	561	(1,971)
Increase in net interest income	$2,222	$215	$2,437

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans rose from $16.1 million for the quarter ended March 31, 2009 to $17.4 million for the quarter ended March 31, 2010, an increase of 8.2%. This increase was primarily due to growth in the loan portfolio, partially offset by slightly lower loan yields. Average loan balances, which yielded 5.11% and 5.16% for the quarters ended March 31, 2010 and 2009, respectively, increased from $1.27 billion in the first quarter of 2009 to $1.39 billion in the first quarter of 2010. The Company’s interest rate swap on prime-indexed commercial loans, which expired in October 2009, increased loan interest income by $1.1 million in the first quarter of 2009, representing a benefit to net interest margin of 29 basis points in that quarter. Since the swap expired in 2009, the Company received no benefit in the first quarter of 2010. A significant increase in loans placed on nonaccrual status during the first quarter of 2010 also negatively affected loan interest income during the quarter when compared with the same quarter one year ago. When loans are placed on nonaccrual status, any accrued but unpaid interest is immediately reversed and has a direct impact on net interest income and net interest margin.

Interest income on investment securities decreased from $3.6 million for the quarter ended March 31, 2009 to $2.6 million for the quarter ended March 31, 2010, a decline of 25.8%. This decrease was due to a decline in the size of the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at cost, decreased from $288.7 million for the quarter ended March 31, 2009 to $225.8 million for the quarter ended March 31, 2010, and the tax equivalent yield on investment securities decreased from 5.48% to 5.24% over the same period. The decrease in average investment balances reflects management’s efforts to effectively execute its asset-liability management strategy and to reduce the duration of the portfolio with the prospect of a rising interest rate environment. Additionally, yields have fallen as prepayments on higher yielding mortgage-backed securities and sales of certain long-dated municipal bonds have been re-invested at lower rates in shorter-dated U.S. government agency debt.

Interest expense on deposits decreased from $7.8 million for the quarter ended March 31, 2009 to $6.2 million for the quarter ended March 31, 2010, a decline of 20.8%. The decline is primarily due to falling interest-bearing deposit rates from 2.66% for the quarter ended March 31, 2009 to 2.01% for the quarter ended March 31, 2010. For time deposits, which represented 70.1% and 67.7% of total average interest-bearing deposits for the quarters ended March 31, 2010 and 2009, respectively, the average rate decreased from 3.32% for the quarter ended March 31, 2009 to 2.45% for the quarter ended March 31, 2010, reflecting disciplined pricing controls and a more favorable competitive pricing landscape for customer deposits. Interest expense on borrowings decreased from $1.7 million for the quarter ended March 31, 2009 to $1.4 million for the quarter ended March 31, 2010, a decline of 20.5%. The average rate paid on average borrowings, including subordinated debt and repurchase agreements, decreased from 3.65% for the quarter ended March 31, 2009 to 2.68% for the quarter ended March 31, 2010.

Index

Provision for Loan Losses. Provision for loan losses for the quarter ended March 31, 2010 totaled $11.7 million, an increase from $6.0 million for the quarter ended March 31, 2009. The increase in the loan loss provision was driven by continued difficult economic conditions and weakness in local real estate markets which resulted in significantly higher levels of nonperforming assets and impaired loans as well as downgrades to the credit ratings of certain loans in the portfolio. Further, a significant decline in commercial real estate values contributed to higher levels of specific reserves or charge-offs on impaired loans.

Net charge-offs increased from $2.3 million, or 0.73% (annualized) of average loans, in the first quarter of 2009 to $8.7 million, or 2.48% (annualized) of average loans, in the first quarter of 2010. Nonperforming assets, which include loans on nonaccrual and other real estate, increased to 4.24% of total assets as of March 31, 2010 compared to 2.90% as of December 31, 2009 and 1.24% as of March 31, 2009. Further, nonperforming loans increased to 4.23% of total loans as of March 31, 2010 compared to 2.84% as of December 31, 2009 and 1.33% as of March 31, 2009. The elevated provision for loan losses, net charge-offs and nonperforming loans reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its provision or nonperforming loan levels into the future but anticipates that credit losses and problem loans may remain elevated, or even increase, throughout 2010 as the Company continues working to resolve problem loans in these challenging market conditions.

Noninterest Income. Noninterest income decreased from $2.1 million for the quarter ended March 31, 2009 to $1.7 million for the quarter ended March 31, 2010, a decline of 21.2%. Management continues to focus on noninterest income improvement strategies, which are based on core deposit growth, fee collection efforts, restructured pricing and innovative product enhancements. The following table presents the detail of noninterest income and related changes for the quarters ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$868	$952	$(84)	(8.8)%
Bank card services	415	339	76	22.4
Mortgage origination and other loan fees	327	527	(200)	(38.0)
Brokerage fees	187	163	24	14.7
Bank-owned life insurance	239	258	(19)	(7.4)
Net gain (loss) on investment securities	328	(320)	648	202.5
Loss on other real estate	(876)	(7)	(869)	NM
Other	167	187	(20)	(10.7)
Total noninterest income	$1,655	$2,099	$(444)	(21.2)%

Noninterest income decreased primarily due to write-downs to the values of real estate owned totaling $646 thousand in the quarter ended March 31, 2010. Management continues to proactively monitor the market values of its real estate owned by obtaining updated appraisals, and reduces other noninterest income by any decline in valuations during the period. Loss on other real estate also includes $230 thousand in losses on the sale of certain foreclosed properties during the first quarter of 2010. The lower noninterest income was partially offset by gains of $263 thousand on the sale of certain debt securities and recognized appreciation of $65 thousand in the market value of an equity security in the quarter ended March 31, 2010 compared with a $320 thousand loss on an investment in Silverton Bank stock in the quarter ended March 31, 2009.

Service charges and other fees, which includes overdraft and non-sufficient funds, or NSF, charges, decreased primarily from continued reduction in the frequency of overdrawn accounts and NSF checks as consumers have closely monitored their accounts during the recent economic recession. Bank card services, which includes income received from debit card transactions, increased primarily due to checking account growth. Mortgage origination and other loan fees declined as fewer prepayment penalties were recognized on commercial loans. Brokerage fees, bank-owned life insurance income, and other noninterest income remained relatively consistent over the period under comparison.

Noninterest Expense. Noninterest expense increased from $11.6 million for the quarter ended March 31, 2009 to $11.7 million for the quarter ended March 31, 2010, an increase of 1.4%. Management regularly monitors all categories of noninterest expense in an effort to improve productivity and operating performance. The following table presents the detail of noninterest expense and related changes for the quarters ended March 31, 2010 and 2009:

Index

	March 31, 2010	March 31, 2009	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$5,400	$5,961	$(561)	(9.4)%
Occupancy	1,502	1,373	129	9.4
Furniture and equipment	745	830	(85)	(10.2)
Data processing and telecommunications	517	631	(114)	(18.1)
Advertising and public relations	430	323	107	33.1
Office expenses	332	335	(3)	(0.9)
Professional fees	475	379	96	25.3
Business development and travel	267	328	(61)	(18.6)
Amortization of deposit premiums	235	288	(53)	(18.4)
Miscellaneous loan handling costs	441	163	278	170.6
Directors fees	298	359	(61)	(17.0)
FDIC deposit insurance	665	229	436	190.4
Other	407	358	49	13.7
Total noninterest expense	$11,714	$11,557	$157	1.4%

Salaries and employee benefits expense decreased partially due to suspension of the Company’s 401(k) employer matching contributions in 2009 and partially due to higher levels of deferred loan costs, which reduce expense. Occupancy costs increased primarily due to additional costs incurred as new branches were opened during the past year in the Triangle region. Furniture and equipment expense declined from lower depreciation charges. Data processing and telecommunications costs dropped as the Company realized cost savings through renegotiation of certain vendor contracts. Management continues to monitor and update the Company’s technology infrastructure in an efficient and cost controlled manner that provides for future growth opportunities. Advertising and public relations expense increased as television commercials were aired and other advertising was conducted to promote the Company’s special financing programs for home buyers. Office expenses remained constant over the period under comparison. Professional fees increased as the Company has recently outsourced its internal audit function to a professional services firm. Business development and travel costs declined as management continues to closely monitor and control spending.

Amortization of deposit premiums decreased as intangible assets acquired in previous acquisitions are amortized on an accelerated method over the expected benefit of the core deposit premium. Amortization expense is greater in earlier periods after a business combination occurs and the intangible asset is created. Miscellaneous loan handling costs increased as higher loan workout, appraisal and foreclosure costs were incurred. Directors’ fees decreased as the Company reduced the size of its board in the fourth quarter of 2009. FDIC deposit insurance expense rose with higher deposit insurance assessment rates and growth in insured deposit accounts.

Income Taxes. The Company’s income tax benefit increased from $800 thousand in the first quarter of 2009 to $3.9 million in the first quarter of 2010. This increase was primarily due to a larger net loss before taxes in the first quarter of 2010 as compared to the same period in 2009.

Analysis of Financial Condition

Overview

The Company’s financial condition is measured in terms of its asset and liability composition as well as asset quality. The fluctuation and composition of the balance sheet during the quarter ended March 31, 2010 reflects a small decline in the loan portfolio as the Company focuses on resolving problem loans and capital preservation.

Total assets as of March 31, 2010 were $1.74 billion, a small increase of $5.2 million from $1.73 billion as of December 31, 2009. Earning assets, which represented 94.3% and 94.6% of total assets as of March 31, 2010 and December 31, 2009, respectively, remained relatively unchanged at $1.64 billion at each period end. Loans declined from $1.39 billion as of December 31, 2009 to $1.38 billion as of March 31, 2010, a decrease of 1.0%. This decline primarily occurred in the commercial owner occupied real estate portfolio and to a lesser extent in the consumer non-real estate portfolio. Allowance for loan losses was $29.2 million as of March 31, 2010 compared to $26.1 million as of December 31, 2009, representing approximately 2.12% and 1.88%, respectively, of total loans. As of March 31, 2010, investment securities totaled $232.8 million compared to $245.5 million as of December 31, 2009. The decrease in investments was primarily due to increased prepayments on mortgage-backed securities and sales of certain municipal bonds. These proceeds were partially re-invested in shorter duration U.S. agency debentures. Management is currently re-positioning its investment portfolio to provide for greater liquidity and to mitigate the risk of a rising interest rate environment and its impact on a fixed income portfolio.

Index

Total deposits as of March 31, 2010 were $1.38 billion, an increase of $2.6 million, or 0.2%, from December 31, 2009. The increase was primarily due to a $35.0 million increase in time deposits, partially offset by a $24.1 million decrease in money market accounts and a $8.3 million decrease in demand deposit accounts. The decline in demand deposit accounts reflects a decline in average account balances as consumer spending has risen with a stabilizing economy. Time deposits represented 64.0% of total deposits at March 31, 2010 compared to 61.6% at December 31, 2009. Subordinated debt increased from $30.9 million as of December 31, 2009 to $34.3 million as of March 31, 2010 from the private placement offering in the first quarter of 2010.

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $138.8 million as of March 31, 2010. The Company’s accumulated deficit increased by $5.9 million in the first quarter of 2010, reflecting a $5.3 million net loss and dividends and accretion on preferred stock of $589 thousand. Common stock increased due to $5.1 million of proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income, which includes unrealized gains and losses on available-for-sale investment securities, net of tax, decreased from $4.0 million as of December 31, 2009 to $3.6 million as of March 31, 2010.

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

The following table presents an analysis of nonperforming assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
(Dollars in thousands)	(Unaudited)

Nonperforming loans:
Commercial real estate	$44,086	$25,593
Consumer real estate	3,809	3,330
Commercial owner occupied	6,085	6,607
Commercial and industrial	4,217	3,974
Consumer	8	8
Total nonperforming loans	58,205	39,512
Other real estate:
Construction, land development, and other land	7,411	2,863
1-4 family residential properties	783	2,060
1-4 family residential properties sold with 100% financing	4,376	3,314
Commercial properties	1,769	1,199
Closed branch office	1,296	1,296
Total other real estate	15,635	10,732
Total nonperforming assets	$73,840	$50,244

Nonperforming loans to total loans	4.23%	2.84%
Nonperforming assets to total assets	4.24%	2.90%

Index

Other real estate, which includes foreclosed assets and other real property held for sale, increased to $15.6 million as of March 31, 2010 from $10.7 million as of December 31, 2009. As of  March 31, 2010, other real estate included $1.3 million of real estate from a closed branch office held for sale and included $4.4 million of residential properties sold to individuals prior to March 31, 2010 where the Company financed 100% of the purchase price of the home at closing. These financed properties will remain in other real estate until regular payments are made by the borrowers that total at least 5% of the original purchase price, which is expected to occur late in 2010, at which time the property will be moved out of other real estate and into the performing mortgage loan portfolio.

The increase in other real estate was primarily due to the repossession of commercial and residential construction and land development properties in the first quarter of 2010. The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties are carried at the lower of carrying value or updated fair value. The Company obtains updated appraisals and/or internal evaluations for all other real estate. The Company considers all other real estate to be classified as Level 2 fair value estimates since values are established based on recent independent appraisals.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings, or TDRs, but can include other loans identified by management as being impaired. Impaired loans totaled $86.2 million and $77.3 million as of March 31, 2010 and December 31, 2009, respectively. The increase in impaired loans is primarily due to weakness experienced in the local economy and real estate markets from the recent economic recession.

The following table summarizes the Company’s impaired loans and TDRs as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
(Dollars in thousands)

Impaired loans:
Impaired loans with related allowance for loan losses	$50,100	$60,490
Impaired loans for which the full loss has been charged off	36,146	16,775
Total impaired loans	86,246	77,265
Allowance for loan losses related to impaired loans	(6,914)	(6,112)
Net carrying value of impaired loans	$79,332	$71,153

Performing TDRs:
Commercial real estate	$19,086	$27,532
Consumer real estate	166	598
Commercial owner occupied	4,621	4,633
Commercial and industrial	816	1,288
Consumer	125	126
Total performing TDRs	$24,814	$34,177

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. With respect to restructured loans, the Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms are also combined with a reduction of the stated interest rate in certain cases. Success in restructuring loan terms has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans. In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restructured agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

Index

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2010, allowance for loan losses allocated to performing TDRs totaled $2.0 million. Outstanding nonperforming TDRs and their related allowance for loan losses totaled $16.8 million and $2.5 million, respectively, as of March 31, 2010.

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

Impaired loans on borrower relationships over $750 thousand totaled $74.3 million and $69.4 million as of March 31, 2010 and December 31, 2009, respectively, with specific reserves of $6.2 million and $5.7 million, respectively. Specific reserves represented 8.3% and 8.2% of impaired loan balances as of March 31, 2010 and December 31, 2009, respectively. Specific reserves represented 14.5% and 10.6% of impaired loan balances, net of impaired loans charged down to estimated market value, as of March 31, 2010 and December 31, 2009, respectively. These loans were evaluated for impairment and valued individually. Given the Company’s concentration in real estate lending, the vast majority of impaired loans are collateral dependent and are therefore valued based on underlying collateral values. In the case of unsecured loans that become impaired, principal balances are fully charged off. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established.

For impaired loans on borrower relationships less than $750 thousand where legal action has been taken to foreclose, impairment is evaluated on an individual basis and the loan is charged down to estimated fair value. Impaired loans on relationships less than $750 thousand charged down to estimated fair value totaled $5.4 million and $3.1 million as of March 31, 2010 and December 31, 2009, respectively.

Index

For most impaired loans evaluated individually, the fair value of underlying collateral is generally estimated based on a current independent appraised value, adjusted for estimated holding and selling costs. These are considered Level 2 fair value estimates. For certain impaired loans where appraisals are aged or where market conditions have significantly changed since the appraisal date, a further reduction is made to appraised value to arrive at the fair value of collateral. These are considered Level 3 fair value estimates. In other situations, management will use broker price opinions, internal valuations or other valuation sources. These are also considered Level 3 fair value estimates. Of the $73.6 million in estimated fair value of impaired loans evaluated and valued on an individual basis as of March 31, 2010, $73.3 million were valued based on current independent appraisals and $300 thousand were valued based on a combination of broker price opinions and internal valuations. Internal valuations are used primarily for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. For any impaired loan where a specific reserve has previously been established, or where a partial charge-off has been recorded, an updated appraisal that reflects a further decline in value will result in an additional reserve or partial charge-off during the current period. Currently, all partially charged-off loans are on nonaccrual status.

Impaired loans on borrower relationships less than $750 thousand not evaluated individually for impairment totaled $6.5 million and $4.8 million as of March 31, 2010 and December 31, 2009, respectively, with associated reserves of $0.7 million and $0.4 million, respectively. Reserves on these loans were based on loss percentages applied to pools of loans stratified by common risk rating and loan type.

General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on the Company’s historical default and charge-off experience in each pool and management’s consideration of environmental factors. As of March 31, 2010, the Company used two years of charge-off history for purposes of calculating general reserve rates. Nonperforming loans and net charge-offs have significantly increased over recent quarters, particularly in the commercial real estate portfolio. Such increases have directly impacted loss percentages and the resulting allowance for loan losses for each loan pool.

The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The following table presents an analysis of changes in the allowance for loan losses for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(Dollars in thousands)

Allowance for loan losses, beginning of period	$26,081	$14,795
Net charge-offs:
Loans charged off:
Commercial real estate	6,880	1,593
Consumer real estate	715	385
Commercial owner occupied	637	173
Commercial and industrial	467	183
Consumer	48	39
Other loans	11	–
Total charge-offs	8,758	2,373
Recoveries of loans previously charged off:
Commercial real estate	57	–
Consumer real estate	24	1
Commercial and industrial	16	61
Consumer	6	10
Total recoveries	103	72
Total net charge-offs	8,655	2,301
Provision for loan losses	11,734	5,986
Allowance for loan losses, end of period	$29,160	$18,480

Index

	Three Months Ended March 31,
	2010	2009
(Dollars in thousands)

Key Allowance-Related Ratios:
Net charge-offs to average loans (annualized)	2.48%	0.73%
Allowance for loan losses to total loans	2.12	1.45
Allowance to nonperforming loans	50	109
Allowance to nonperforming loans, net of loans charged down to market value	132	155

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

Supplemental Commercial Real Estate Analysis

Residential Acquisition, Development and Construction Loan Analysis by Type:
	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

March 31, 2010
Loans outstanding	$146,163	$101,313	$247,476
Nonaccrual loans	32,287	7,265	39,552
Allowance for loan losses	6,968	2,686	9,654
YTD net charge-offs	5,120	1,489	6,609

Loans outstanding to total loans	10.62%	7.36%	17.98%
Nonaccrual loans to loans in category	22.09	7.17	15.98
Allowance to loans in category	4.77	2.65	3.90
YTD net charge-offs to average loans in category (annualized)	13.26	5.90	10.35

December 31, 2009
Loans outstanding	$162,733	$100,724	$263,457
Nonaccrual loans	16,935	7,102	24,037
Allowance for loan losses	7,569	1,707	9,276

Loans outstanding to total loans	11.70%	7.24%	18.95%
Nonaccrual loans to loans in category	10.41	7.05	9.12
Allowance to loans in category	4.65	1.69	3.52

Index

Residential Acquisition, Development and Construction Loan Analysis by Region:
	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

March 31, 2010
Triangle	$171,255	69.20%	$31,872	18.61%	$7,274	4.25%
Sandhills	34,167	13.81	885	2.59	908	2.66
Triad	5,372	2.17	–	–	121	2.25
Western	36,682	14.82	6,795	18.52	1,351	3.68
Total	$247,476	100.00%	$39,552	15.98%	$9,654	3.90%

December 31, 2009
Triangle	$185,319	70.34%	$14,349	7.74%	$7,325	3.95%
Sandhills	31,257	11.86	–	–	412	1.32
Triad	5,509	2.09	106	1.92	86	1.56
Western	41,372	15.71	9,582	23.16	1,453	3.51
Total	$263,457	100.00%	$24,037	9.12%	$9,276	3.52%

Other Commercial Real Estate Loan Analysis by Type:
	Commercial Land / Development	Commercial Construction	Multifamily	Other Non- Residential CRE	Total
(Dollars in thousands)

March 31, 2010
Loans outstanding	$130,298	$78,674	$43,631	$196,546	$449,149
Nonaccrual loans	466	–	314	3,754	4,534
Allowance for loan losses	2,473	1,067	561	3,287	7,388
YTD net charge-offs	2	–	11	211	224

Loans outstanding to total loans	9.47%	5.72%	3.17%	14.28%	32.64%
Nonaccrual loans to loans in category	0.36	–	0.72	1.91	1.01
Allowance to loans in category	1.90	1.36	1.29	1.67	1.64
YTD net charge-offs to average loans in category (annualized)	0.01	–	0.10	0.42	0.20

December 31, 2009
Loans outstanding	$128,745	$59,918	$43,379	$202,295	$434,337
Nonaccrual loans	529	–	325	702	1,556
Allowance for loan losses	1,732	462	474	3,043	5,711

Loans outstanding to total loans	9.26%	4.31%	3.12%	14.55%	31.24%
Nonaccrual loans to loans in category	0.41	–	0.75	0.35	0.36
Allowance to loans in category	1.35	0.77	1.09	1.50	1.31

Index

Other Commercial Real Estate Loan Analysis by Region:
	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

March 31, 2010
Triangle	$294,987	65.68%	$3,404	1.15%	$4,954	1.68%
Sandhills	61,894	13.78	604	0.98	1,188	1.92
Triad	37,147	8.27	41	0.11	581	1.56
Western	55,121	12.27	485	0.88	665	1.21
Total	$449,149	100.00%	$4,534	1.01%	$7,388	1.64%

December 31, 2009
Triangle	$281,664	64.85%	$361	0.13%	$3,653	1.30%
Sandhills	60,593	13.95	605	1.00	937	1.55
Triad	35,987	8.29	41	0.11	576	1.60
Western	56,093	12.91	549	0.98	545	0.97
Total	$434,337	100.00%	$1,556	0.36%	$5,711	1.31%

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

To mitigate risks related to the use of interest reserves, the Company follows an interest reserve policy approved by its Board of Directors which sets underwriting standards for loans with interest reserves. These policies include loan-to-value, or LTV, limits as well as guarantor strength and equity requirements. Additionally, strict monitoring requirements are followed. LTV limits have been established based on regulatory guidelines for each loan type, and any loan with an LTV (using an updated independent appraisal) exceeding those limits are immediately placed on nonaccrual status.

As of March 31, 2010, the Company had a total of 39 loans funded by an interest reserve with total outstanding balances of $97.1 million, representing approximately 7% of total outstanding loans. Total commitments on these loans equaled $127.0 million with total remaining interest reserves of $3.9 million, representing a weighted average term of approximately 10 months of remaining interest coverage. The following table summarizes the Company’s residential and commercial acquisition, development and construction, or ADC, loans with active interest reserves as of March 31, 2010:

Index

	Outstanding Balance	Committed Balance	Number of Loans	Remaining Reserves
(Dollars in thousands)

Residential	$38,229	$43,921	21	$1,238
Commercial	58,917	83,066	18	2,618
Total ADC loans with interest reserves 1	$97,146	$126,987	39	$3,856

1	Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

Capital Resources

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

To be categorized as well capitalized, the Company and the Bank each must maintain minimum capital amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and the minimum requirements to be well capitalized are presented in the following table:

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$173,809	11.73%	$148,209	10.00%
Tier I capital (to risk-weighted assets)	151,753	10.24	88,926	6.00
Tier I capital (to average assets)	151,753	8.80	86,227	5.00

Capital Bank:
Total capital (to risk-weighted assets)	$171,550	11.60%	$147,931	10.00%
Tier I capital (to risk-weighted assets)	149,528	10.11	88,759	6.00
Tier I capital (to average assets)	149,528	8.71	86,527	5.00

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $138.8 million as of March 31, 2010. The Company’s accumulated deficit increased by $5.9 million in the first quarter of 2010, reflecting a $5.3 million net loss and dividends and accretion on preferred stock of $589 thousand. Common stock increased due to $5.1 million of proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income, which includes unrealized gains and losses on available-for-sale investment securities, net of tax, decreased from $4.0 million as of December 31, 2009 to $3.6 million as of March 31, 2010.

As of March 31, 2010, the Company had a leverage ratio of 8.80%, a Tier 1 capital ratio of 10.24%, and a total risk-based capital ratio of 11.73%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank. The Company’s tangible equity to tangible assets ratio decreased from 7.91% as of December 31, 2009 to 7.85% as of March 31, 2010, and its tangible common equity to tangible assets ratio declined from 5.53% as of December 31, 2009 to 5.47% as of March 31, 2010.

On December 12, 2008, the Company entered into a Securities Purchase Agreement with the U.S. Treasury Department pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company, or Series A Preferred Stock, and warrants to purchase up to 749,619 shares of common stock of the Company. The Series A Preferred Stock ranks senior to the Company’s common shares and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

Index

On February 1, 2010, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend to its common shareholders.

On March 18, 2010, the Company sold 849 investment units, or the Units, for gross proceeds of $8.5 million. Each Unit was priced at $10,000 and consisted of a $3,996.90 subordinated promissory note and a number of shares of the Company’s common stock valued at $6,003.10. The offering and sale of the Units was limited to accredited investors. As a result of the sale of the Units, the Company sold $3.4 million in aggregate principal amount of subordinated promissory notes due March 18, 2020, or the Notes, and 1,468,770 shares of the Company’s common stock valued at $5.1 million. Under certain circumstances, the Company may elect to sell additional Units in one or more subsequent closings on or prior to June 16, 2010, unless the Company elects to extend the offering, provided that the aggregate amount of all Units sold does not exceed 1,500. The Company is obligated to pay interest on the Notes at 10% per annum payable in quarterly installments commencing on the third month anniversary of the date of issuance of the Notes. The Company may prepay the Notes at any time after March 18, 2015 subject to approval by the Federal Reserve and compliance with applicable law.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure compliance with those requirements. As of March 31, 2010, the Company met all of its regulatory liquidity requirements.

The Company had $53.3 million in its most liquid assets, cash and cash equivalents, as of March 31, 2010. The Company’s principal sources of funds are loan repayments, deposits, short-term borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.17 billion, or 67.1%, of total assets as of March 31, 2010 compared to $1.18 billion, or 67.8%, of total assets as of December 31, 2009.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank, or FRB, and through membership in the Federal Home Loan Bank, or FHLB, system. As of March 31, 2010, the Company had a maximum and available borrowing capacity of $117.0 million and $5.0 million, respectively, through the FHLB. These funds can be made available with various maturities and interest rate structures. Borrowings with the FHLB are collateralized by a blanket lien on certain qualifying assets. The Company also maintains a credit line at the FRB’s discount window that is used for short-term funding needs and as an additional source of available liquidity. As of March 31, 2010, the Company had a maximum and available borrowing capacity of $79.6 million and $69.6 million, respectively, at the discount window. Available credit at the discount window is collateralized by eligible commercial construction and commercial and industrial loans. The Company also maintains off-balance sheet liquidity from other sources such as federal funds lines, repurchase agreement lines and through brokered deposit sources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2009 to March 31, 2010.

Item 4.  Controls and Procedures

Not applicable.

Index

Item 4T.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Item 1A.  Risk Factors

The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well. References herein to “we”, “us”, and “our” refer to Capital Bank Corporation, a North Carolina corporation, and its subsidiaries, unless the context otherwise requires.

Risks Related to Our Business

U.S. and international credit markets and economic conditions could adversely affect our liquidity, financial condition and profitability.

Global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well capitalized and have not suffered any significant liquidity problems as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may also adversely affect our liquidity, financial condition and profitability.

Index

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our liquidity or financial condition.

The Federal Reserve, U.S. Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The Economic Emergency Stabilization Act, or EESA, which established the Troubled Asset Relief Program, or TARP, was enacted on October 3, 2008. As part of the TARP, the Treasury created the Capital Purchase Program, or CPP, under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On February 17, 2009, the American Recovery and Reinvestment Act, or ARRA, was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. We participated in the CPP and sold $41.3 million of our Series A Preferred Stock, and a warrant to purchase 749,619 shares of our common stock to the Treasury. Future participation in this or similar programs may subject us to additional restrictions and regulation. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition, results of operations, liquidity or stock price.

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

A significant portion of our loan portfolio is secured by real estate. As of March 31, 2010, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. As of March 31, 2010, these loans totaled $456.4 million, or 33% of our total loan portfolio. Approximately $101.3 million of this amount was for construction of residential properties and $78.7 million was for construction of commercial properties. Additionally, approximately $203.4 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $73.1 million, or 5% of our portfolio, as of March 31, 2010.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. As of March 31, 2010, $83.0 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 12% and 0%, respectively, of our nonperforming loans as of March 31, 2010.

Index

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

As of March 31, 2010, our non-owner occupied commercial real estate loans totaled $240.2 million, or 17% of our total loan portfolio.

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

As of March 31, 2010, our commercial business loans totaled $367.2 million, or 27% of our total loan portfolio. Of this amount, $186.1 million was secured by owner-occupied real estate and $181.1 million was secured by business assets.

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

Index

As of March 31, 2010, we had a total of 39 loans funded by an interest reserve with a total outstanding balance of $97.1 million, representing approximately 7% of our total outstanding loans. Total commitments on these loans equaled $127.0 million with total remaining interest reserves of $3.9 million, representing a weighted average term of approximately ten months of remaining interest coverage.

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

For the quarter ended March 31, 2010, we recorded a provision for loan losses of $11.7 million compared to $6.0 million for the quarter ended March 31, 2009, an increase of $5.7 million. We also recorded net loan charge-offs of $8.7 million for the quarter ended March 31, 2010 compared to $2.3 million for the quarter ended March 31, 2009. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 12% of our nonperforming loans as of March 31, 2010. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. As of March 31, 2010, our total nonperforming loans increased to $58.2 million, or 4.23% of total loans, compared to $17.0 million, or 1.33% of total loans, as of March 31, 2009.

Index

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 62% of our loans were variable rate loans as of March 31, 2010, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

The fair value of our investments could decline.

The majority of our investment portfolio as of March 31, 2010 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. As of March 31, 2010, we maintained $221.0 million, or 95%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

As of March 31, 2010, our available-for-sale securities portfolio contained $7.7 million in book value of non-agency mortgage-backed securities with gross unrealized losses of $524 thousand. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, and as of March 31, 2010, one of our non-agency mortgage-backed securities with an unrealized loss of $363 thousand was other-than-temporarily impaired due to factors other than credit. There can be no assurance that future evaluations of this security or other similar securities will not result in other-than-temporary impairment related to credit which will negatively impact future earnings.

Further, we own two corporate bonds in the available-for-sale investment portfolio, both of which were issued by community banks. One of the bonds exhibited credit impairment in a previous period, and the loss was charged to earnings in that period. As of March 31, 2010, the other bond had an unrealized loss of $202 thousand which was determined not to be a credit impairment. This unrealized loss is recorded in accumulated other comprehensive income. There may be future declines in the fair value of these corporate bond investments which would negatively impact shareholders’ equity and may impact future earnings.

Index

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the FDIC and the NC Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to our current and/or potential investors by restricting certain of our activities, such as:

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

We may be required or choose to raise additional capital, including for strategic, regulatory or other reasons. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise additional capital, and the inability to access the capital markets could impair our liquidity, which is important to our business. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

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

In 2009, we discovered that the 1st State Bancorp, Inc. Employee Stock Ownership Plan, or ESOP, which was to be terminated immediately prior to the Bank’s merger with 1st State Bank in 2006, was not correctly terminated. Among other things, management discovered that certain required filings with the Internal Revenue Service, or IRS, related to the termination of the ESOP were never made, insufficient withholding taxes were submitted to the IRS, and incorrect distributions were made from the ESOP, resulting in an overpayment of certain accounts and underpayment of others. We engaged outside counsel and an independent third party record keeper and have corrected the errors and submitted necessary filings to the IRS and U.S. Department of Labor, or DOL. The Company paid penalties and interest to the IRS due to the delinquent filings and insufficient payment of taxes and has fully funded participant accounts in the ESOP. Currently, the Company is awaiting plan termination approval from the IRS.

The Company recorded total expense of $244 thousand related to this ESOP matter in the fourth quarter of 2009 and an additional $8 thousand in the first quarter of 2010. These amounts represent penalties and interest paid to the IRS, corrective amounts that the Company contributed to the ESOP, and professional fees incurred. The Company may be required to record expense related to this matter as additional facts become known or as additional assessments are levied by either the IRS or DOL.

Risks Related to Ownership of Our Common Stock

The trading volume in our common stock has been low, which could make it difficult to sell shares of our common stock.

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

Our authorized capital includes 50,000,000 shares of common stock. As of March 31, 2010, we had 12,881,354 shares of common stock outstanding and had reserved for issuance 336,261 shares underlying options that are or may become exercisable at an average price of $12.09 per share. In addition, as of March 31, 2010, we had the ability to issue 605,059 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Index

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

Index

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, our shareholders may lose some or all of their investment in our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2010 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Other than as disclosed in our Current Report on Form 8-K, filed with the SEC on March 22, 2010, we have not completed any unregistered sales of equity securities during the period ended March 31, 2010.

Item 3.  Defaults upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Index

Item 6.  Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt*

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Michael R. Moore pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Michael R. Moore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *  Filed herewith

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 10th day of May 2010.

CAPITAL BANK CORPORATION

By:	/s/ Michael R. Moore
Michael R. Moore
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

Exhibit Index

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt*

Exhibit 31.1	Certification of B. Grant Yarber pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Michael R. Moore pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of B. Grant Yarber pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Michael R. Moore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *  Filed herewith

Index