Form 10-Q
period 2010-06-30
CAPITAL BANK CORP
filed 2010-08-06
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 5, 2010 there were 12,880,954 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended June 30, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

Item 4T.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults upon Senior Securities	52

Item 4.	(Removed and Reserved)	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
	June 30, 2010	December 31, 2009
(Dollars in thousands except share data)	(Unaudited)

Assets
Cash and cash equivalents:
Cash and due from banks	$20,332	$25,002
Interest-bearing deposits with banks	21,085	4,511
Total cash and cash equivalents	41,417	29,513
Investment securities:
Investment securities – available for sale, at fair value	217,243	235,426
Investment securities – held to maturity, at amortized cost	3,082	3,676
Other investments	8,487	6,390
Total investment securities	228,812	245,492
Mortgage loans held for sale	1,893	–
Loans:
Loans – net of unearned income and deferred fees	1,351,101	1,390,302
Allowance for loan losses	(35,762)	(26,081)
Net loans	1,315,339	1,364,221
Premises and equipment, net	24,128	23,756
Bank-owned life insurance	23,264	22,746
Core deposit intangible, net	2,241	2,711
Deferred income tax	18,702	12,096
Accrued interest receivable	5,766	6,590
Other assets	32,774	27,543
Total assets	$1,694,336	$1,734,668

Liabilities
Deposits:
Demand, noninterest checking	$130,768	$141,069
NOW accounts	196,171	175,084
Money market deposit accounts	147,815	184,146
Savings accounts	31,229	28,958
Time deposits	864,794	848,708
Total deposits	1,370,777	1,377,965
Repurchase agreements	–	6,543
Borrowings	153,000	167,000
Subordinated debentures	34,323	30,930
Other liabilities	10,757	12,445
Total liabilities	1,568,857	1,594,883

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	40,273	40,127
Common stock, no par value; 50,000,000 shares authorized; 12,880,954 and 11,348,117 shares issued and outstanding	145,297	139,909
Accumulated deficit	(64,301)	(44,206)
Accumulated other comprehensive income	4,210	3,955
Total shareholders’ equity	125,479	139,785
Total liabilities and shareholders’ equity	$1,694,336	$1,734,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$17,312	$17,412	$34,723	$33,504
Investment securities:
Taxable interest income	1,971	2,561	3,997	5,360
Tax-exempt interest income	483	763	1,084	1,527
Dividends	18	13	36	13
Federal funds and other interest income	10	6	20	16
Total interest income	19,794	20,755	39,860	40,420
Interest expense:
Deposits	5,604	7,033	11,755	14,799
Borrowings and repurchase agreements	1,446	1,558	2,811	3,276
Total interest expense	7,050	8,591	14,566	18,075
Net interest income	12,744	12,164	25,294	22,345
Provision for loan losses	20,037	1,692	31,771	7,678
Net interest income (loss) after provision for loan losses	(7,293)	10,472	(6,477)	14,667
Noninterest income:
Service charges and other fees	854	959	1,722	1,911
Bank card services	543	385	958	724
Mortgage origination and other loan fees	339	583	666	1,110
Brokerage fees	285	150	472	313
Bank-owned life insurance	255	1,165	494	1,423
Net gain on investment securities	69	336	397	16
Other	169	146	336	333
Total noninterest income	2,514	3,724	5,045	5,830
Noninterest expense:
Salaries and employee benefits	5,319	5,856	10,719	11,817
Occupancy	1,456	1,348	2,958	2,721
Furniture and equipment	700	739	1,445	1,569
Data processing and telecommunications	525	573	1,042	1,204
Advertising and public relations	599	223	1,029	546
Office expenses	288	322	620	657
Professional fees	684	434	1,159	813
Business development and travel	307	247	574	575
Amortization of deposit premiums	235	287	470	575
Other real estate losses and other loan-related costs	708	398	2,025	568
Directors’ fees	294	477	592	836
FDIC deposit insurance	651	1,179	1,316	1,408
Other	614	382	1,021	740
Total noninterest expense	12,380	12,465	24,970	24,029
Net income (loss) before income taxes	(17,159)	1,731	(26,402)	(3,532)
Income tax expense (benefit)	(3,576)	382	(7,485)	(418)
Net income (loss)	$(13,583)	$1,349	$(18,917)	$(3,114)
Dividends and accretion on preferred stock	589	587	1,178	1,174
Net income (loss) attributable to common shareholders	$(14,172)	$762	$(20,095)	$(4,288)

Net income (loss) per common share – basic	$(1.09)	$0.07	$(1.60)	$(0.38)
Net income (loss) per common share – diluted	$(1.09)	$0.07	$(1.60)	$(0.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Preferred Stock		Common Stock		Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total
(Dollars in thousands except share data)

Balance at January 1, 2009	41,279	$39,839	11,238,085	$139,209	$886	$(31,420)	$148,514
Comprehensive loss:
Net loss						(3,114)	(3,114)
Net unrealized gain on securities, net of tax of $865					1,379		1,379
Net unrealized loss on cash flow hedge, net of tax benefit of $638					(1,018)		(1,018)
Prior service cost recognized on SERP, net of amortization of $5					(49)		(49)
Total comprehensive loss							(2,802)
Accretion of preferred stock discount		143				(143)	–
Restricted stock awards			20,000	120			120
Stock option expense				25			25
Directors’ deferred compensation			42,284	287			287
Dividends on preferred stock						(1,031)	(1,031)
Dividends on common stock ($0.08 per share)						(1,807)	(1,807)
Balance at June 30, 2009	41,279	$39,982	11,300,369	$139,641	$1,198	$(37,515)	$143,306

Balance at January 1, 2010	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785
Comprehensive loss:
Net loss						(18,917)	(18,917)
Net unrealized gain on securities, net of tax of $157					251		251
Amortization of prior service cost on SERP					4		4
Total comprehensive loss							(18,662)
Accretion of preferred stock discount		146				(146)	–
Issuance of common stock			1,468,770	5,065			5,065
Restricted stock forfeiture			(400)	(2)			(2)
Stock option expense				24			24
Directors’ deferred compensation			64,467	301			301
Dividends on preferred stock						(1,032)	(1,032)
Balance at June 30, 2010	41,279	$40,273	12,880,954	$145,297	$4,210	$(64,301)	$125,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	June 30, 2010	June 30, 2009
(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(18,917)	$(3,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	31,771	7,678
Amortization of deposit premium	470	575
Depreciation	1,271	1,602
Stock-based compensation	386	365
Net gain on investment securities	(397)	(16)
Net amortization of premium/discount on investment securities	49	80
Net change in mortgage loans held for sale	(1,893)	–
Loss on disposal of premises, equipment and other real estate	334	34
Loss on write-down of other real estate	646	–
Deferred income tax benefit	(6,763)	(18)
Increase in cash surrender value of bank-owned life insurance	(518)	(30)
Net decrease in accrued interest receivable and other assets	886	3,390
Net (decrease) increase in accrued interest payable and other liabilities	(776)	12
Net cash provided by operating activities	6,549	10,558

Cash flows from investing activities:
Loan originations, net of principal repayments	4,057	(47,256)
Additions to premises and equipment	(1,655)	(1,164)
Proceeds from sales of premises, equipment and real estate owned	6,730	588
Net purchases of FHLB stock	(2,025)	(20)
Purchase of securities – available for sale	(57,013)	(21,872)
Proceeds from principal repayments/calls/maturities of securities – available for sale	75,881	33,179
Proceeds from principal repayments/calls/maturities of securities – held to maturity	593	807
Net cash provided by (used in) investing activities	26,568	(35,738)

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,188)	65,528
Net decrease in repurchase agreements	(6,543)	(4,421)
Proceeds from borrowings	151,000	70,000
Principal repayments of borrowings	(165,000)	(85,000)
Proceeds from issuance of subordinated debentures	3,393	–
Proceeds from issuance of common stock	5,065	–
Dividends paid	(1,940)	(2,688)
Net cash (used in) provided by financing activities	(21,213)	43,419

Net change in cash and cash equivalents	11,904	18,239
Cash and cash equivalents at beginning of period	29,513	54,455
Cash and cash equivalents at end of period	$41,417	$72,694

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$13,054	$4,413
Cash paid (received) for:
Income taxes	$–	$(4,297)
Interest	$14,516	$18,905

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes, and impairment of long-lived assets, including intangible assets. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.

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

Current Accounting Developments

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend FASB Accounting Standards Codification (“ASC”) Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management does not anticipate that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, to amend ASC Topic 320, Receivables. The amendments in this update provide that for acquired troubled loans which meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Management does not anticipate that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, to amend ASC Topic 820, Fair Value Measurements and Disclosures. The amendments in this update require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management does not anticipate that adoption of this update will have a material impact on the Company’s financial position or results of operations.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, to amend ASC Topic 860, Transfers and Servicing, for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this update eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. The amendments in this update are the result of FASB Statement No. 166 and are effective for annual reporting periods beginning after November 15, 2009 and interim and annual reporting periods thereafter. Adoption of this update did not have a material impact on the Company’s financial position or results of operation.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend ASC Topic 820 to clarify how entities should estimate the fair value of liabilities. The amendments in this update include clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. Adoption of this update had no impact on the Company’s financial position or results of operations.

2.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. Basic EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for the three and six months ended June 30, 2010 and 2009 were as follows:

Three Months Ended June 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Net income (loss) attributable to common shareholders	$(14,172)	$762

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	13,021,208	11,447,619
Incremental shares from assumed exercise of stock options and warrants	–	–
Weighted average number of shares outstanding – diluted	13,021,208	11,447,619

Net income (loss) per common share – basic	$(1.09)	$0.07
Net income (loss) per common share – diluted	$(1.09)	$0.07

Due to the net loss attributable to common shareholders for the quarter ended June 30, 2010, the Company excluded potential shares, if any, from its EPS calculations since the effect of including those potential shares would have been antidilutive to the per share amounts. For the quarter ended June 30, 2009, all outstanding options to purchase 377,083 shares of common stock were excluded from the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Net loss attributable to common shareholders	$(20,095)	$(4,288)

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	12,520,600	11,430,494
Incremental shares from assumed exercise of stock options and warrants	–	–
Weighted average number of shares outstanding – diluted	12,520,600	11,430,494

Net loss per common share – basic	$(1.60)	$(0.38)
Net loss per common share – diluted	$(1.60)	$(0.38)

Due to the net loss attributable to common shareholders for the six month periods ended June 30, 2010 and 2009, the Company excluded potential shares, if any, from its EPS calculations since the effect of including those potential shares would have been antidilutive to the per share amounts.

3.  Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 is as follows:

Three Months Ended June 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Unrealized gain on investment securities – available for sale	$1,014	$1,736
Unrealized loss on change in fair value of cash flow hedge	–	(839)
Amortization of prior service cost on SERP	2	5
Income tax expense	(391)	(346)
Other comprehensive income	$625	$556

Six Months Ended June 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Unrealized gain on investment securities – available for sale	$408	$2,244
Unrealized loss on change in fair value of cash flow hedge	–	(1,656)
Prior service cost recognized on SERP, net of amortization	4	(49)
Income tax expense	(157)	(227)
Other comprehensive income	$255	$312

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

4.  Investment Securities

Investment securities as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

June 30, 2010
Available for sale:
U.S. agency obligations	$47,012	$217	$–	$47,229
Municipal bonds	36,745	197	763	36,179
Mortgage-backed securities issued by GSEs	116,185	7,859	–	124,044
Non-agency mortgage-backed securities	7,132	33	446	6,719
Other securities	3,252	22	202	3,072
	210,326	8,328	1,411	217,243
Held to maturity:
Municipal bonds	300	4	–	304
Mortgage-backed securities issued by GSEs	1,299	91	–	1,390
Non-agency mortgage-backed securities	1,483	3	50	1,436
	3,082	98	50	3,130
Other investments	8,487	–	–	8,487
Total	$221,895	$8,426	$1,461	$228,860

December 31, 2009
Available for sale:
U.S. agency obligations	$1,000	$29	$–	$1,029
Municipal bonds	72,556	1,006	668	72,894
Mortgage-backed securities issued by GSEs	144,762	6,896	–	151,658
Non-agency mortgage-backed securities	8,345	19	567	7,797
Other securities	2,252	–	204	2,048
	228,915	7,950	1,439	235,426
Held to maturity:
Municipal bonds	300	7	–	307
Mortgage-backed securities issued by GSEs	1,576	84	–	1,660
Non-agency mortgage-backed securities	1,800	–	145	1,655
	3,676	91	145	3,622
Other investments	6,390	–	–	6,390
Total	$238,981	$8,041	$1,584	$245,438

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which other-than-temporary impairments have not been recognized in earnings, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009:

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Available for sale:
Municipal bonds	$19,877	$522	$2,360	$241	$22,237	$763
Non-agency mortgage-backed securities	–	–	4,741	446	4,741	446
Other securities	–	–	798	202	798	202
	19,877	522	7,899	889	27,776	1,411
Held to maturity:
Non-agency mortgage-backed securities	–	–	829	50	829	50
Total	$19,877	$522	$8,728	$939	$28,605	$1,461

December 31, 2009
Available for sale:
Municipal bonds	$21,194	$448	$2,382	$220	$23,576	$668
Non-agency mortgage-backed securities	3,711	93	2,791	474	6,502	567
Other securities	–	–	1,546	204	1,546	204
	24,905	541	6,719	898	31,624	1,439
Held to maturity:
Non-agency mortgage-backed securities	–	–	1,655	145	1,655	145
Total	$24,905	$541	$8,374	$1,043	$33,279	$1,584

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

Unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, are related to five different securities. These losses are due to a combination of changes in credit spreads and other market factors. These mortgage securities are not issued and guaranteed by an agency of the federal government but are instead issued by private financial institutions and therefore carry an element of credit risk. Management closely monitors the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, geography of collateral, remaining terms, interest rates, loan types, etc. The Company has engaged a third party expert to provide a quarterly “stress test” of each private label mortgage security through a model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance of each mortgage security.

Unrealized losses on the Company’s investments in municipal bonds are related to 33 different securities. These losses are primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Management monitors the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities relate to an investment in subordinated debt of one corporate financial institution. Management monitors the financial strength of this institution by reviewing its quarterly financial reports and considers its capital, liquidity and earnings in this review.

As of June 30, 2010, two investment securities remained in an other-than-temporarily impaired position. The first of these investments was a private label mortgage security with a book value and unrealized loss of $760,000 and $354,000, respectively, as of June 30, 2010. This impairment determination was based on the extent and duration of the unrealized loss as well as recent credit rating downgrades from rating agencies to below investment grade. Based on its analysis of expected cash flows, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a private financial institution with a book value and unrealized loss of $1.0 million and $202,000, respectively, as of June 30, 2010. This impairment determination was based on the extent of the unrealized loss as well as adverse economic and market conditions for financial institutions in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The securities in an unrealized loss position as of June 30, 2010 not determined to be other-than-temporarily impaired are all still performing and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider such securities to be other-than-temporarily impaired as of June 30, 2010.

Other investment securities primarily include an investment in Federal Home Loan Bank (“FHLB”) stock, which has no readily determinable market value and is recorded at cost. As of June 30, 2010 and December 31, 2009, the Company’s investment in FHLB stock totaled $8.0 million and $6.0 million, respectively. Based on its quarterly evaluation, management has concluded that the Company’s investment in FHLB stock was not impaired as of June 30, 2010 and that ultimate recoverability of the par value of this investment is probable. During the six months ended June 30, 2009, the Company recorded an investment loss of $320,000 related to an equity investment in Silverton Bank, a correspondent financial institution that was closed by the Office of the Comptroller of the Currency in 2009. The loss represented the full amount of the Company’s investment in Silverton Bank and was recorded as a reduction to noninterest income on the Condensed Consolidated Statements of Operations.

The amortized cost and estimated market values of debt securities as of June 30, 2010 by final contractual maturities are summarized in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:
Due within one year	$–	$–	$300	$304
Due after one year through five years	38,924	39,111	–	–
Due after five years through ten years	17,267	17,405	890	955
Due after ten years	152,385	158,955	1,892	1,871
Total debt securities	208,576	215,471	3,082	3,130
Total equity securities	1,750	1,772	–	–
Total investment securities	$210,326	$217,243	$3,082	$3,130

5.  Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
(Dollars in thousands)

Commercial real estate:
Construction and land development	$471,297	$452,120
Commercial non-owner occupied	211,234	245,674
Total commercial real estate	682,531	697,794
Consumer real estate:
Residential mortgage	169,983	165,374
Home equity lines	93,717	97,129
Total consumer real estate	263,700	262,503
Commercial owner occupied	179,979	194,359
Commercial and industrial	175,247	183,733
Consumer	6,962	9,692
Other loans	41,757	41,851
	1,350,176	1,389,932
Deferred loan fees and origination costs, net	925	370
	$1,351,101	$1,390,302

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010	June 30, 2009
(Dollars in thousands)

Balance at beginning of period	$26,081	$14,795
Provision for loan losses	31,771	7,678
Loans charged off, net of recoveries	(22,090)	(3,871)
Balance at end of period	$35,762	$18,602

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, the reserve for unfunded lending commitments totaled $480,000 and $351,000, respectively.

The following is a summary of information related to nonperforming assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans	$74,876	$39,512
Accruing loans greater than 90 days past due	–	–
Total nonperforming loans	74,876	39,512
Other real estate	16,088	10,732
Total nonperforming assets	$90,964	$50,244

For the six months ended June 30, 2010 and 2009, no interest income was recognized on loans while in nonaccrual status. Cumulative interest payments collected on active nonaccrual loans and applied as a reduction to the principal balance of the respective loans totaled $419,000 and $366,000 as of June 30, 2010 and December 31, 2009, respectively.

6.  Stock-Based Compensation

The Company uses the following forms of stock-based compensation as an incentive for certain employees and non-employee directors: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of options for the purchase of up to 1,150,000 shares of the Company’s common stock to officers and directors. As of June 30, 2010, options for 293,600 shares of common stock were outstanding and options for 598,859 shares of common stock remained available for future issuance. In addition, options for 566,071 shares of common stock were assumed by the Company under various plans from previously acquired financial institutions, of which options for 19,820 shares remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants must be made with an exercise price at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions.

A summary of the activity during the six months ended June 30, 2010 and 2009 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2010		June 30, 2009
	Shares	WAEP	Shares	WAEP

Outstanding at beginning of period	366,583	$11.76	377,083	$11.71
Granted	19,250	4.38	–	–
Exercised	–	–	–	–
Forfeited and expired	(72,413)	8.53	–	–
Outstanding at end of period	313,420	$12.05	377,083	$11.71

Options exercisable at end of period	220,470	$13.70	275,883	$12.43

The following table summarizes information about the Company’s stock options as of June 30, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	79,250	8.82	12,000	$–
$6.01 – $9.00	10,040	0.50	10,040	–
$9.01 – $12.00	74,880	1.70	73,380	–
$12.01 – $15.00	20,000	6.13	10,400	–
$15.01 – $18.37	129,250	4.69	114,650	–
	313,420	4.98	220,470	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. The weighted average fair value of options granted for the six months ended June 30, 2010 was $1.80. There were no options granted in the six months ended June 30, 2009.

As of June 30, 2010, the Company had unamortized compensation expense related to unvested stock options of $115,000, which is expected to be fully amortized over the next four years. For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense of $24,000 and $25,000, respectively, related to stock options.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008. Unvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. As of June 30, 2010, the Company had 23,600 shares of unvested restricted stock grants, which represents unrecognized compensation expense of $133,000 to be recognized over the remaining vesting period of the respective grants. Total compensation expense related to these restricted stock awards for the six months ended June 30, 2010 and 2009 totaled $61,000 and $53,000, respectively.

Deferred Compensation for Non-employee Directors

The Company administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may elect to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director does not elect to defer all or part of his fees, then he is not considered a participant in the Deferred Compensation Plan. The amount deferred is equal to 125% of total director fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason. For the six months ended June 30, 2010 and 2009, the Company recognized compensation expense of $301,000 and $287,000, respectively, related to the Deferred Compensation Plan.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

7.   Derivative Instruments

The Company enters into interest rate lock commitments with customers and commitments to sell mortgages to investors. The period of time between the issuance of a mortgage loan commitment and the closing and sale of the mortgage loan is generally less than 60 days. Interest rate lock commitments and forward loan sale commitments represent derivative instruments which are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair values of the Company’s interest rate lock commitments and forward loan sales commitments are based on current secondary market pricing and are included on the Condensed Consolidated Balance Sheets in mortgage loans held for sale and on the Condensed Consolidated Statements of Operations in mortgage origination and other loan fees.

As of June 30, 2010, the Company had $16.9 million of commitments outstanding to originate mortgage loans held for sale at fixed rates and $18.8 million of forward commitments under best efforts contracts to sell mortgages to two different investors. The fair value adjustments of the interest rate lock commitments and forward loan sales commitments were not considered material as of June 30, 2010. Thus, there was no impact to the Condensed Consolidated Statements of operations for the three or six months ended June 30, 2010.

8.  Commitments and Contingencies

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

The Company’s exposure to off-balance-sheet credit risk as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
(Dollars in thousands)

Unused lines of credit and overdraft lines	$199,661	$231,691
Standby letters of credit	9,878	9,144
Total commitments	$209,539	$240,835

The Company has limited partnership investments in two related private investment funds which totaled $1.8 million as of both June 30, 2010 and December 31, 2009. These investments are recorded on the cost basis and were included in other assets on the Condensed Consolidated Balance Sheets. Remaining capital commitments to these investment funds totaled $1.6 million as of June 30, 2010.

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

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for mortgage loans held for sale is classified as nonrecurring Level 2.

Loans are not recorded at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and a valuation allowance is established based on the estimated value of the loan. The fair value of impaired loans that are collateral dependent is based on collateral value. For impaired loans that are not collateral dependent, estimated value is based on either an observable market price, if available, or the present value of expected future cash flows. Those impaired loans not requiring an allowance represent loans for which the estimated fair value exceeds the recorded investments in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

Other real estate, which includes foreclosed assets, is adjusted to fair value upon transfer of loans and premises to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records other real estate as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the Company classifies other real estate as nonrecurring Level 3.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized below:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

June 30, 2010
Investment securities – available for sale:
U.S. agency obligations	$–	$47,229	$–	$47,229
Municipal bonds	–	36,179	–	36,179
Mortgage-backed securities issued by GSEs	–	124,044	–	124,044
Non-agency mortgage-backed securities	–	6,719	–	6,719
Other securities	1,772	–	1,300	3,072
Total	$1,772	$214,171	$1,300	$217,243

December 31, 2009
Investment securities – available for sale:
U.S. agency obligations	$–	$1,029	$–	$1,029
Municipal bonds	–	72,894	–	72,894
Mortgage-backed securities issued by GSEs	–	151,658	–	151,658
Non-agency mortgage-backed securities	–	7,797	–	7,797
Other securities	748	–	1,300	2,048
Total	$748	$233,378	$1,300	$235,426

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Level 3
(Dollars in thousands)

Balance at beginning of period	$1,300
Total unrealized losses included in:
Net income	–
Other comprehensive income	–
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at end of period	$1,300

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 are summarized below:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

June 30, 2010
Impaired loans	$–	$78,969	$3,103	$82,072
Other real estate	–	16,088	–	16,088

December 31, 2009
Impaired loans	$–	$36,972	$34,181	$71,153
Other real estate	–	10,732	–	10,732

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

Fair values of cash and due from banks and federal funds sold are equal to the carrying value due to the liquid nature of the financial instruments. Estimated fair values of investment securities are based on quoted market prices, if available, or model-based values from pricing sources for mortgage-backed securities and municipal bonds. Fair value of the net loan portfolio has been estimated using the present value of future cash flows, discounted at an interest rate giving consideration to estimated prepayment risk. The credit risk component of the loan portfolio has been set at the recorded allowance for loan losses balance for purposes of estimating fair value. Thus, there is no difference between the carrying amount and estimated fair value attributed to credit risk in the portfolio. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable.

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

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$41,417	$41,417	$29,513	$29,513
Investment securities	228,812	228,860	245,492	245,438
Mortgage loans held for sale	1,893	1,893	–	–
Loans	1,315,339	1,312,634	1,364,221	1,368,233
Accrued interest receivable	5,766	5,766	6,590	6,590

Financial Liabilities:
Non-maturity deposits	$505,983	$505,983	$529,257	$529,257
Time deposits	864,794	873,663	848,708	861,378
Repurchase agreements	–	–	6,543	6,543
Borrowings	153,000	159,588	167,000	171,278
Subordinated debentures	34,323	15,593	30,930	12,200
Accrued interest payable	1,838	1,838	1,824	1,824

There was no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $209.5 million and $240.8 million as of June 30, 2010 and December 31, 2009, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

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

12.  Subsequent Events

On July 30, 2010, the Company announced its intention to commence a public offering of 34,500,000 shares of its common stock, which will be underwritten by FIG Partners, LLC as sole book-runner and lead manager on a best efforts basis. Proceeds from this public stock offering will be used for general corporate purposes, including to strengthen the capital of Capital Bank and to support the Company’s strategic growth opportunities in the future. The precise amounts and the timing of the Company’s use of the net proceeds will depend upon market conditions, Capital Bank’s funding requirements, the availability of other funds and other factors. The Company’s management will retain broad discretion in the allocation of net proceeds from the offering.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and six months ended June 30, 2010 and 2009 for Capital Bank Corporation, or the Company, and its wholly owned subsidiary, Capital Bank, or the Bank. This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Index

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Part II, Item 1A of this report, and the Company’s periodic reports and other filings with the Securities and Exchange Commission, or SEC.

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank, a state-chartered banking corporation. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of June 30, 2010, the Company conducted no business other than holding stock in the Bank and in three trusts, Capital Bank Statutory Trust I, II, and III.

Capital Bank is a community bank engaged in the general commercial banking business and operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. As of June 30, 2010, the Bank had assets of approximately $1.7 billion, with gross loans and deposits outstanding of approximately $1.4 billion each. The Bank operates 32 branch offices in North Carolina: five in Raleigh, four in Asheville, four in Fayetteville; three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Siler City, Wake Forest and Zebulon.

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

The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, debit card transaction fees, fees generated from originating mortgage loans, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance, or BOLI. Operating expenses primarily consist of employee compensation and benefits, occupancy related expenses, depreciation and maintenance expenses on furniture and equipment, data processing and telecommunications, advertising and public relations, professional fees, other real estate losses and loan-related costs, FDIC deposit insurance and other noninterest expenses.

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

Executive Summary

The following is a summary of the Company’s significant results of operations and changes in financial position for the three and six months ended June 30, 2010:

•
The Company completed an $8.5 million private placement offering to qualified investors in the first half of 2010. The offering was structured in the form of investment units consisting of a subordinated promissory note and shares of the Company’s common stock. As a result of the offering, the Company sold subordinated promissory notes with an aggregate principal amount of $3.4 million and shares of the Company’s common stock valued at approximately $5.1 million.

•
Net loss attributable to common shareholders was $14.2 million, or $1.09 per diluted share, in the second quarter of 2010 compared with net income available to common shareholders of $762 thousand, or $0.07 per share, in the second quarter of 2009. Year-to-date net loss attributable to common shareholders was $20.1 million, or $1.60 per share, in the first half of 2010 compared with net loss attributable to common shareholders of $4.3 million, or $0.38 per diluted share, in the first half of 2009. Results of operations primarily reflect a significant increase in provision for loan losses, partially offset by improved net interest income and a higher tax benefit (net of valuation allowance).

•
Net interest income increased by $580 thousand, rising from $12.2 million in the second quarter of 2009 to $12.7 million in the second quarter of 2010. This improvement was due to an increase in net interest margin from 3.17% in the second quarter of 2009 to 3.25% in the second quarter of 2010, coupled with 2.2% growth in average earning assets over the same period. Year-to-date net interest income increased by $2.9 million, rising from $22.3 million in the first half of 2009 to $25.3 million in the first half of 2010. This improvement was due to an increase in net interest margin from 2.95% in the first half of 2009 to 3.23% in the first half of 2010, coupled with 3.2% growth in average earnings assets over the same period.

•
Provision for loan losses for the quarter ended June 30, 2010 totaled $20.0 million, an increase from $1.7 million for the quarter ended June 30, 2009. Year-to-date provision for loan losses totaled $31.8 million for the first half of 2010, an increase from $7.7 million for the first half of 2009. The significant increase in the loan loss provision was primarily due to difficult economic conditions and troubled real estate markets which resulted in continued rising levels of nonperforming assets and impaired loans. Additionally, higher default and charge-off rates as well as downgrades to the credit ratings of certain loans in the portfolio increased general reserves applied to performing loan groupings. Further, declining real estate values contributed to higher levels of charge-offs on impaired loans.

•
Noninterest income decreased by $1.2 million, or 33%, declining from $3.7 million in the second quarter of 2009 to $2.5 million in the second quarter of 2010. This decrease was primarily related to a nonrecurring BOLI gain of $913 thousand recorded in the quarter ended June 30, 2009. Additionally, the Company realized net gains from sales of certain debt securities totaling $69 thousand in the second quarter of 2010 compared with net gains of $336 thousand in the same quarter last year, which also contributed to the noninterest income decrease. Year-to-date noninterest income decreased $785 thousand, or 14%, declining from $5.8 million in the first half of 2009 to $5.0 million in the first half of 2010. This decrease was primarily related to the nonrecurring BOLI gain in 2009.

Index

•
Noninterest expense decreased $85 thousand, or 1%, declining from $12.5 million in the second quarter of 2009 to $12.4 million in the second quarter of 2010. This decrease was due in part to a $537 thousand decline in salaries and employee benefits from the suspension of the Company’s 401(k) employer matching contributions in mid-2009 and higher deferred loan costs, which reduce expense. FDIC deposit insurance expense decreased by $528 thousand primarily due to the FDIC’s special assessment on all insured depository institutions in the second quarter of last year. Partially offsetting these decreases to noninterest expense was an increase in advertising and public relations expense as well as higher other real estate losses and loan-related costs. Year-to-date noninterest expense increased $941 thousand, or 4%, rising from $24.0 million in the first half of 2009 to $25.0 million in the first half of 2010. This increase was primarily due to $1.5 million in higher other real estate losses and loan-related costs, of which $949 thousand was related to valuation adjustments to and losses on the sale of other real estate with the remaining increase representing higher loan workout, appraisal and foreclosure costs.

•
Income tax benefits recorded in both the three and six months ended June 30, 2010 were primarily impacted by net losses before income taxes and were partially offset by a valuation allowance of $3.3 million recorded against deferred income taxes in the second quarter of 2010.

Results of Operations

Quarter ended June 30, 2010 compared to quarter ended June 30, 2009

Net loss attributable to common shareholders was $14.2 million, or $1.09 per share, in the second quarter of 2010 compared with net income available to common shareholders of $762 thousand, or $0.07 per diluted share, in the second quarter of 2009. Results of operations in the first quarter of 2010 compared with the same quarter last year primarily reflect a significant increase in provision for loan losses, partially offset by improved net interest income and a higher tax benefit (net of valuation allowance).

Net Interest Income. Net interest income increased from $12.2 million for the quarter ended June 30, 2009 to $12.7 million for the quarter ended June 30, 2010. Average interest-earning assets were $1.62 billion for the quarter ended June 30, 2010 compared to $1.59 billion for the quarter ended June 30, 2009, an increase of 2.2%. Average interest-bearing liabilities were $1.44 billion for the quarter ended June 30, 2010 compared to $1.38 billion for the quarter ended June 30, 2009, an increase of 4.4%. On a fully tax equivalent basis, net interest spread was 3.02% and 2.84% for the quarters ended June 30, 2010 and 2009, respectively. Net interest margin on a tax equivalent basis increased by 8 basis points to 3.25% for the quarter ended June 30, 2010 from 3.17% for the quarter ended June 30, 2009. The yield on average interest-earning assets was 4.99% and 5.34% for the quarters ended June 30, 2010 and 2009, respectively, while the interest rate paid on average interest-bearing liabilities for those periods was 1.97% and 2.50%, respectively.

The increase in the net interest margin was primarily due to the significant decline in funding costs through disciplined pricing controls and a declining interest rate environment. Partially offsetting declining funding costs was a significant increase in nonaccrual loans over the past year and the expiration of an interest rate swap on prime-indexed commercial loans.

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

Index

CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2010, March 31, 2010 and June 30, 2009
Tax Equivalent Basis 1

	June 30, 2010			March 31, 2010			June 30, 2009
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2:
Commercial	$1,158,238	$14,825	5.13%	$1,187,760	$15,089	5.15%	$1,115,003	$15,244	5.48%
Consumer	215,375	2,640	4.92	205,409	2,473	4.88	170,568	2,168	5.10
Total loans	1,373,613	17,465	5.10	1,393,169	17,562	5.11	1,285,571	17,412	5.43
Investment securities 3	224,366	2,722	4.85	225,819	2,956	5.24	278,033	3,731	5.37
Interest-bearing deposits	25,300	10	0.16	20,226	10	0.20	24,898	6	0.10
Total interest-earning assets	1,623,279	$20,197	4.99%	1,639,214	$20,528	5.08%	1,588,502	$21,149	5.34%
Cash and due from banks	17,819			19,450			15,294
Other assets	111,383			102,321			80,296
Allowance for loan losses	(33,241)			(28,045)			(18,705)
Total assets	$1,719,240			$1,732,940			$1,665,387

Liabilities and Equity
Savings accounts	$30,721	$10	0.13%	$28,992	$10	0.14%	$29,609	$13	0.18%
Interest-bearing demand deposits	326,706	648	0.80	342,048	886	1.05	368,132	1,152	1.26
Time deposits	891,645	4,946	2.22	871,507	5,255	2.45	796,306	5,868	2.96
Total interest-bearing deposits	1,249,072	5,604	1.80	1,242,547	6,151	2.01	1,194,047	7,033	2.36
Borrowed funds	153,264	1,146	3.00	170,956	1,145	2.72	140,682	1,273	3.63
Subordinated debt	34,323	298	3.48	31,232	218	2.83	30,930	278	3.61
Repurchase agreements	1,590	2	0.50	4,667	2	0.17	12,010	7	0.23
Total interest-bearing liabilities	1,438,249	$7,050	1.97%	1,449,402	$7,516	2.10%	1,377,669	$8,591	2.50%
Noninterest-bearing deposits	133,455			131,973			130,460
Other liabilities	10,587			10,658			12,042
Total liabilities	1,582,291			1,592,033			1,520,171
Shareholders’ equity	136,949			140,907			145,216
Total liabilities and shareholders’ equity	$1,719,240			$1,732,940			$1,665,387

Net interest spread 4			3.02%			2.98%			2.84%
Tax equivalent adjustment		$403			$462			$394
Net interest income and net interest margin 5		$13,147	3.25%		$13,012	3.22%		$12,558	3.17%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	Three Months Ended June 30, 2010 vs. 2009
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(1,049)	$1,102	$53
Investment securities	(358)	(651)	(1,009)
Federal funds sold	4	–	4
Total interest income	(1,403)	451	(952)
Interest expense:
Savings and interest-bearing demand deposits and other	(425)	(82)	(507)
Time deposits	(1,451)	529	(922)
Borrowed funds	(221)	94	(127)
Subordinated debt	(9)	29	20
Repurchase agreements and federal funds purchased	8	(13)	(5)
Total interest expense	(2,098)	557	(1,541)
Increase in net interest income	$695	$(106)	$589

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans decreased from $17.4 million for the quarter ended June 30, 2009 to $17.3 million for the quarter ended June 30, 2010, a decrease of 0.6%. This decrease was primarily due to lower loan yields, partially offset by growth in the loan portfolio. Average loan balances, which yielded 5.10% and 5.43% for the quarters ended June 30, 2010 and 2009, respectively, increased from $1.29 billion in the second quarter of 2009 to $1.37 billion in the second quarter of 2010. The Company’s interest rate swap on prime-indexed commercial loans, which expired in October 2009, increased loan interest income by $1.1 million in the second quarter of 2009, representing a benefit to net interest margin of 28 basis points in that quarter. Since the swap expired in 2009, the Company received no benefit in the second quarter of 2010. A significant increase in loans placed on nonaccrual status during the second quarter of 2010 also negatively affected loan interest income during the quarter when compared with the same quarter one year ago. When loans are placed on nonaccrual status, any accrued but unpaid interest is immediately reversed and has a direct impact on net interest income and net interest margin.

Interest income on investment securities decreased from $3.3 million for the quarter ended June 30, 2009 to $2.5 million for the quarter ended June 30, 2010, a decline of 25.9%. This decrease was due to a decline in the size of the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at cost, decreased from $278.0 million for the quarter ended June 30, 2009 to $224.4 million for the quarter ended June 30, 2010, and the tax equivalent yield on investment securities decreased from 5.37% to 4.85% over the same period. The decrease in average investment balances reflects management’s efforts to reduce the duration of the portfolio to mitigate exposure to a future rising interest rate environment. Additionally, yields have fallen as prepayments on higher yielding mortgage-backed securities and sales of certain long-dated municipal bonds have been re-invested at lower rates in shorter-dated U.S. government agency debt.

Interest expense on deposits decreased from $7.0 million for the quarter ended June 30, 2009 to $5.6 million for the quarter ended June 30, 2010, a decline of 20.3%. The decline is primarily due to falling interest-bearing deposit rates from 2.36% for the quarter ended June 30, 2009 to 1.80% for the quarter ended June 30, 2010. For time deposits, which represented 71.4% and 66.7% of total average interest-bearing deposits for the quarters ended June 30, 2010 and 2009, respectively, the average rate decreased from 2.96 % for the quarter ended June 30, 2009 to 2.22% for the quarter ended June 30, 2010, reflecting disciplined pricing controls and re-pricing of maturing time deposits in a low interest rate environment. Interest expense on borrowings decreased from $1.6 million for the quarter ended June 30, 2009 to $1.4 million for the quarter ended June 30, 2010, a decline of 7.2%. The average rate paid on average borrowings, including subordinated debt and repurchase agreements, decreased from 3.40% for the quarter ended June 30, 2009 to 3.07% for the quarter ended June 30, 2010.

Index

Provision for Loan Losses. Provision for loan losses for the quarter ended June 30, 2010 totaled $20.0 million, an increase from $1.7 million for the quarter ended June 30, 2009. The increase in the loan loss provision was primarily due to difficult economic conditions and troubled real estate markets which resulted in continued rising levels of nonperforming assets and impaired loans. Additionally, higher default and charge-off rates as well as downgrades to the credit ratings of certain loans in the portfolio increased general reserves applied to performing loan groupings. Further, declining real estate values contributed to higher levels of charge-offs on impaired loans.

Net charge-offs increased from $1.6 million, or 0.49% (annualized) of average loans, in the second quarter of 2009 to $13.4 million, or 3.91% (annualized) of average loans, in the second quarter of 2010. Nonperforming assets, which include loans on nonaccrual and other real estate, increased to 5.37% of total assets as of June 30, 2010 compared to 2.90% as of December 31, 2009 and 1.40% as of June 30, 2009. Further, nonperforming loans increased to 5.54% of total loans as of June 30, 2010 compared to 2.84% as of December 31, 2009 and 1.43% as of June 30, 2009. The elevated provision for loan losses, net charge-offs and nonperforming loans reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its provision or nonperforming loan levels into the future but anticipates that credit losses and problem loans may remain elevated, or even increase, throughout 2010 as the Company continues working to resolve problem loans in these challenging market conditions.

Noninterest Income. Noninterest income decreased from $3.7 million for the quarter ended June 30, 2009 to $2.5 million for the quarter ended June 30, 2010, a decline of 32.5%. The following table presents the detail of noninterest income and related changes for the quarters ended June 30, 2010 and 2009:

	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$854	$959	$(105)	(10.9)%
Bank card services	543	385	158	41.0
Mortgage origination and other loan fees	339	583	(244)	(41.9)
Brokerage fees	285	150	135	90.0
Bank-owned life insurance	255	1,165	(910)	(78.1)
Net gain on investment securities	69	336	(267)	(79.5)
Other	169	146	23	15.8
Total noninterest income	$2,514	$3,724	$(1,210)	(32.5)%

The primary reason for the decrease in noninterest income was a nonrecurring BOLI gain recorded during the quarter ended June 30, 2009 of $913 thousand. Additionally, the Company realized net gains from sales of certain debt securities totaling $69 thousand in the second quarter of 2010 compared with net gains of $336 thousand in the same quarter last year. Mortgage origination and other loan fees declined primarily due to increased residential mortgage refinancing activity in the second quarter of 2009 and fewer prepayment penalties recognized on commercial loans.

Service charges and other fees, which includes overdraft and non-sufficient funds, or NSF, charges, decreased primarily from continued reduction in the frequency of overdrawn accounts and NSF checks as consumers have closely monitored their accounts during the recent economic recession. Bank card services, which includes income received from debit card transactions, increased primarily due to checking account growth and from a higher volume of debit card transactions. Brokerage fees increased as a result of improved sales efforts while other noninterest income remained relatively consistent over the period under comparison.

Noninterest Expense. Noninterest expense decreased from $12.5 million for the quarter ended June 30, 2009 to $12.4 million for the quarter ended June 30, 2010, a decrease of 0.7%. The following table presents the detail of noninterest expense and related changes for the quarters ended June 30, 2010 and 2009:

Index

	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$5,319	$5,856	$(537)	(9.2)%
Occupancy	1,456	1,348	108	8.0
Furniture and equipment	700	739	(39)	(5.3)
Data processing and telecommunications	525	573	(48)	(8.4)
Advertising and public relations	599	223	376	168.6
Office expenses	288	322	(34)	(10.6)
Professional fees	684	434	250	57.6
Business development and travel	307	247	60	24.3
Amortization of deposit premiums	235	287	(52)	(18.1)
Other real estate losses and other loan-related costs	708	398	310	77.9
Directors fees	294	477	(183)	(38.4)
FDIC deposit insurance	651	1,179	(528)	(44.8)
Other	614	382	232	60.7
Total noninterest expense	$12,380	$12,465	$(85)	(0.7)%

Salaries and employee benefits expense decreased partially due to suspension of the Company’s 401(k) employer matching contributions in 2009 and partially due to higher levels of deferred loan costs, which reduce expense. In addition, FDIC deposit insurance expense decreased primarily due to the FDIC’s special assessment on all insured depository institutions in the second quarter of 2009. Directors’ fees decreased due to acceleration of benefit payments on a retirement plan upon the death of a former director in 2009 and in part due to the board reduction in late 2009.

Partially offsetting the decreases in noninterest expense, advertising and public relations expense increased due in part from radio and television ads promoting the Company’s special financing programs for home buyers. Other real estate losses and loan-related costs increased as higher loan workout, appraisal, and foreclosure costs were incurred. Professional fees increased due to higher legal costs. Other noninterest expense increased in part from a loss incurred upon the repurchase of a previously sold mortgage loan and from higher reserve levels for unfunded lending commitments.

Occupancy costs increased primarily due to additional overhead costs incurred as new branches were opened during the past year in the Triangle region. Furniture and equipment expense declined from lower depreciation charges. Data processing and telecommunications costs dropped as the Company realized cost savings through renegotiation of certain vendor contracts. Management continues to monitor and update the Company’s technology infrastructure in an efficient and cost controlled manner that provides for future growth opportunities. Amortization of deposit premiums decreased as intangible assets acquired in previous acquisitions are amortized on an accelerated method over the expected benefit of the core deposit premium. Business development and travel costs increased due to employee training and education expenses while office expenses remained relatively constant over the period under comparison.

Income Taxes. Income tax benefit recorded in the three months ended June 30, 2010 was primarily impacted by net losses before income taxes and was partially offset by a valuation allowance of $3.3 million recorded against deferred income taxes in the second quarter of 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net loss attributable to common shareholders was $20.1 million, or $1.60 per diluted share, for the six months ended June 30, 2010 compared with net loss attributable to common shareholders of $4.3 million, or $0.38 per diluted share, for the six months ended June 30, 2009. Results of operations for the six months ended June 30, 2010 compared with the same period last year primarily reflect a significant increase in provision for loan losses, partially offset by improved net interest income and a higher tax benefit (net of valuation allowance).

Index

Net Interest Income. Net interest income increased from $22.3 million for the six months ended June 30, 2009 to $25.3 million for the six months ended June 30, 2010. Average interest-earning assets were $1.63 billion for the six months ended June 30, 2010 compared to $1.58 billion for the six months ended June 30, 2009, an increase of 3.2%. Average interest-bearing liabilities were $1.44 billion for the six months ended June 30, 2010 compared to $1.38 billion for the six months ended June 30, 2009, an increase of 4.9%. On a fully tax equivalent basis, net interest spread was 3.00% and 2.61% for the six months ended June 30, 2010 and 2009, respectively. Net interest margin on a tax equivalent basis increased by 28 basis points to 3.23% for the six months ended June 30, 2010 from 2.95% for the six months ended June 30, 2009. The yield on average interest-earning assets was 5.03% and 5.26% for the six months ended June 30, 2010 and 2009, respectively, while the interest rate paid on average interest-bearing liabilities for those periods was 2.03% and 2.65%, respectively.

The increase in the net interest margin was primarily due to the significant decline in funding costs through disciplined pricing controls and a more favorable competitive pricing landscape. Partially offsetting declining funding costs was a significant increase in nonaccrual loans over the past year and the expiration of an interest rate swap on prime-indexed commercial loans.

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

Index

CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2010 and 2009
Tax Equivalent Basis 1

	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2:
Commercial	$1,172,917	$29,914	5.14%	$1,105,457	$29,185	5.32%
Consumer	210,420	5,113	4.90	170,103	4,319	5.12
Total loans	1,383,337	35,027	5.11	1,275,560	33,504	5.30
Investment securities 3	225,088	5,678	5.05	283,327	7,688	5.43
Interest-bearing deposits	22,777	20	0.18	22,413	16	0.14
Total interest-earnings assets	1,631,202	$40,725	5.03%	1,581,300	$41,208	5.26%
Cash and due from banks	18,630			18,686
Other assets	106,877			79,559
Allowance for loan losses	(30,658)			(16,952)
Total assets	$1,726,051			$1,662,593

Liabilities and Equity
Savings accounts	$29,861	$20	0.14%	$29,204	$26	0.18%
Interest-bearing demand deposits	334,334	1,534	0.93	360,738	2,355	1.32
Time deposits	881,632	10,201	2.33	798,580	12,418	3.14
Total interest-bearing deposits	1,245,827	11,755	1.90	1,188,522	14,799	2.51
Borrowed funds	162,061	2,290	2.85	143,442	2,663	3.74
Subordinated debt	32,786	516	3.17	30,930	599	3.91
Repurchase agreements	3,120	5	0.32	12,924	14	0.22
Total interest-bearing liabilities	1,443,794	$14,566	2.03%	1,375,818	$18,075	2.65%
Noninterest-bearing deposits	132,718			127,692
Other liabilities	10,622			11,844
Total liabilities	1,587,134			1,515,354
Shareholders’ equity	138,917			147,239
Total liabilities and shareholders’ equity	$1,726,051			$1,662,593

Net interest spread 4			3.00%			2.61%
Tax equivalent adjustment		$865			$788
Net interest income and net interest margin 5		$26,159	3.23%		$23,133	2.95%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	Three Months Ended June 30, 2010 vs. 2009
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(1,177)	$2,700	$1,523
Investment securities	(541)	(1,469)	(2,010)
Federal funds sold	4	–	4
Total interest income	(1,714)	1,231	(483)
Interest expense:
Savings and interest-bearing demand deposits and other	(706)	(121)	(827)
Time deposits	(3,178)	961	(2,217)
Borrowed funds	(636)	263	(373)
Subordinated debt	(112)	29	(83)
Repurchase agreements and federal funds purchased	7	(16)	(9)
Total interest expense	(4,625)	1,116	(3,509)
Increase in net interest income	$2,911	$115	$3,026

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans increased from $33.5 million for the six months ended June 30, 2009 to $34.7 million for the quarter ended June 30, 2010, an increase of 3.6%. This increase was primarily due to growth in the loan portfolio, partially offset by lower loan yields. Average loan balances, which yielded 5.11% and 5.30% in the six months ended June 30, 2010 and 2009, respectively, increased from $1.28 billion in the six months ended June 30, 2009 to $1.38 billion in the six months ended June 30, 2010. The Company’s interest rate swap on prime-indexed commercial loans, which expired in October 2009, increased loan interest income by $2.3 million in the six months ended June 30, 2009, representing a benefit to net interest margin of 29 basis points during the period. Since the swap expired in 2009, the Company received no benefit in the six months ended June 30, 2010. A significant increase in loans placed on nonaccrual status during the six months ended June 30, 2010 also negatively affected loan interest income during the period when compared with the same period one year ago. When loans are placed on nonaccrual status, any accrued but unpaid interest is immediately reversed and has a direct impact on net interest income and net interest margin.

Interest income on investment securities decreased from $6.9 million for the six months ended June 30, 2009 to $5.1 million for the six months ended June 30, 2010, a decline of 25.8%. This decrease was due to a decline in the size of the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at cost, decreased from $283.3 million for the six months ended June 30, 2009 to $225.1 million for the six months ended June 30, 2010, and the tax equivalent yield on investment securities decreased from 5.43% to 5.05% over the same period. The decrease in average investment balances reflects management’s efforts to reduce the duration of the portfolio to mitigate exposure to a future rising interest rate environment. Additionally, yields have fallen as prepayments on higher yielding mortgage-backed securities and sales of certain long-dated municipal bonds have been re-invested at lower rates in shorter-dated U.S. government agency debt.

Interest expense on deposits decreased from $14.8 million for the six months ended June 30, 2009 to $11.8 million for the six months ended June 30, 2010, a decline of 20.6%. The decline is primarily due to falling interest-bearing deposit rates from 2.51% for the six months ended June 30, 2009 to 1.90% for the six months ended June 30, 2010. For time deposits, which represented 70.8% and 67.2% of total average interest-bearing deposits for the six months ended June 30, 2010 and 2009, respectively, the average rate decreased from 3.14% for the six months ended June 30, 2009 to 2.33% for the six months ended June 30, 2010, reflecting disciplined pricing controls and re-pricing of maturing time deposits in a low interest rate environment. Interest expense on borrowings decreased from $3.3 million for the six months ended June 30, 2009 to $2.8 million for the six months ended June 30, 2010, a decline of 14.2%. The average rate paid on average borrowings, including subordinated debt and repurchase agreements, decreased from 3.53% for the six months ended June 30, 2009 to 2.86% for the six months ended June 30, 2010.

Index

Provision for Loan Losses. Provision for loan losses for the six months ended June 30, 2010 totaled $31.8 million, an increase from $7.7 million for the six months ended June 30, 2009. The increase in the loan loss provision was primarily due to difficult economic conditions and troubled real estate markets which resulted in continued rising levels of nonperforming assets and impaired loans. Additionally, higher default and charge-off rates as well as downgrades to the credit ratings of certain loans in the portfolio increased general reserves applied to performing loan groupings. Further, declining real estate values contributed to higher levels of charge-offs on impaired loans.

Net charge-offs increased from $3.9 million, or 0.61% (annualized) of average loans, in the six months ended June 30, 2009 to $22.1 million, or 3.19% (annualized) of average loans, in the six months ended June 30, 2010. Nonperforming assets, which include loans on nonaccrual and other real estate, increased to 5.37% of total assets as of June 30, 2010 compared to 2.90% as of December 31, 2009 and 1.40% as of June 30, 2009. Further, nonperforming loans increased to 5.54% of total loans as of June 30, 2010 compared to 2.84% as of December 31, 2009 and 1.43% as of June 30, 2009. The elevated provision for loan losses, net charge-offs and nonperforming loans reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its provision or nonperforming loan levels into the future but anticipates that credit losses and problem loans may remain elevated, or even increase, throughout 2010 as the Company continues working to resolve problem loans in these challenging market conditions.

Noninterest Income. Noninterest income decreased from $5.8 million for the six months ended June 30, 2009 to $5.0 million for the six months ended June 30, 2010, a decline of 13.5%. The following table presents the detail of noninterest income and related changes for the six months ended June 30, 2010 and 2009:

	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$1,722	$1,911	$(189)	(9.9)%
Bank card services	958	724	234	32.3
Mortgage origination and other loan fees	666	1,110	(444)	(40.0)
Brokerage fees	472	313	159	50.8
Bank-owned life insurance	494	1,423	(929)	(65.3)
Net gain on investment securities	397	16	381	NM
Other	336	333	3	0.9
Total noninterest income	$5,045	$5,830	$(785)	(13.5)%

The primary reason for the decrease in noninterest income was a nonrecurring BOLI gain recorded during the six months ended June 30, 2009 of $913 thousand. Additionally, mortgage origination and other loan fees declined primarily due to increased residential mortgage refinancing activity and fewer prepayment penalties recognized on commercial loans. Service charges and other fees, which includes overdraft and NSF charges, decreased primarily from continued reduction in the frequency of overdrawn accounts and NSF checks as consumers have closely monitored their accounts during the recent economic recession.

Partially offsetting the decreases in noninterest income, the Company realized net gains from sales of certain debt securities totaling $397 thousand in the first half of 2010 compared with net gains of $16 thousand in the same period last year. Bank card services, which includes income received from debit card transactions, increased primarily due to checking account growth and from a higher volume of debit card transactions. Brokerage fees increased as a result of improved sales efforts while other noninterest income remained relatively consistent over the period under comparison.

Noninterest Expense. Noninterest expense increased from $24.0 million for the six months ended June 30, 2009 to $25.0 million for the six months ended June 30, 2010, an increase of 3.9%. The following table presents the detail of noninterest expense and related changes for the six months ended June 30, 2010 and 2009:

Index

	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$10,719	$11,817	$(1,098)	(9.3)%
Occupancy	2,958	2,721	237	8.7
Furniture and equipment	1,445	1,569	(124)	(7.9)
Data processing and telecommunications	1,042	1,204	(162)	(13.5)
Advertising and public relations	1,029	546	483	88.5
Office expenses	620	657	(37)	(5.6)
Professional fees	1,159	813	346	42.6
Business development and travel	574	575	(1)	(0.2)
Amortization of deposit premiums	470	575	(105)	(18.3)
Other real estate losses and other loan-related costs	2,025	568	1,457	256.5
Directors fees	592	836	(244)	(29.2)
FDIC deposit insurance	1,316	1,408	(92)	(6.5)
Other	1,021	740	281	38.0
Total noninterest expense	$24,970	$24,029	$941	3.9%

Other real estate losses and loan-related costs increased primarily due to $949 thousand related to valuation adjustments to and losses on the sale of other real estate with the remaining increase representing higher loan workout, appraisal, and foreclosure costs. Management continues to proactively monitor the market values of its real estate owned by obtaining updated appraisals and recording any decline in valuations during the period to noninterest expense. Advertising and public relations expense increased due in part from radio and television ads promoting the Company’s special financing programs for home buyers. Professional fees increased due to higher legal costs. Other noninterest expense increased in part from a loss incurred upon the repurchase of a previously sold mortgage loan and from higher reserve levels for unfunded lending commitments.

Salaries and employee benefits expense decreased partially due to suspension of the Company’s 401(k) employer matching contributions in 2009 and partially due to higher levels of deferred loan costs, which reduce expense. FDIC deposit insurance expense decreased primarily due to the FDIC’s special assessment on all insured depository institutions in the second quarter of 2009. Directors’ fees decreased due to acceleration of benefit payments on a retirement plan upon the death of a former director and in part due to the board reduction in late 2009.

Occupancy costs increased primarily due to additional overhead costs incurred as new branches were opened during the past year in the Triangle region. Furniture and equipment expense declined from lower depreciation charges. Data processing and telecommunications costs dropped as the Company realized cost savings through renegotiation of certain vendor contracts. Management continues to monitor and update the Company’s technology infrastructure in an efficient and cost controlled manner that provides for future growth opportunities. Amortization of deposit premiums decreased as intangible assets acquired in previous acquisitions are amortized on an accelerated method over the expected benefit of the core deposit premium. Business development and travel costs and office expenses remained relatively constant over the period under comparison.

Income Taxes. Income tax benefit recorded in the six months ended June 30, 2010 was primarily impacted by net losses before income taxes and was partially offset by a valuation allowance of $3.3 million recorded against deferred income taxes in the first half of 2010.

Analysis of Financial Condition

Overview

The Company’s financial condition is measured in terms of its asset and liability composition as well as asset quality. The fluctuation and composition of the balance sheet during the six months ended June 30, 2010 reflects a decline in the loan portfolio as the Company focuses on resolving problem loans and capital preservation.

Total assets as of June 30, 2010 were $1.69 billion, a decrease of $40.3 million from $1.73 billion as of December 31, 2009. Earning assets, which represented 94.6% of total assets as of June 30, 2010 and December 31, 2009, decreased from $1.64 billion as of December 31, 2009 compared to $1.60 billion as of June 30, 2010. Loans declined from $1.39 billion as of December 31, 2009 to $1.35 billion as of June 30, 2010, a decrease of 2.82%. This decline primarily occurred in the commercial non-owner occupied and owner occupied real estate portfolios and to a lesser extent in the commercial and industrial portfolio.

Index

Allowance for loan losses was $35.8 million as of June 30, 2010 compared to $26.1 million as of December 31, 2009, representing approximately 2.65% and 1.88%, respectively, of total loans. As of June 30, 2010, investment securities totaled $228.8 million compared to $245.5 million as of December 31, 2009. The decrease in investments was primarily due to increased prepayments on mortgage-backed securities and sales of certain municipal bonds. These proceeds were partially re-invested in shorter duration U.S. agency debentures. Management is currently re-positioning its investment portfolio to provide for greater liquidity and to mitigate the risk of a rising interest rate environment and its impact on a fixed income portfolio.

Total deposits as of June 30, 2010 were $1.37 billion, a decrease of $7.2 million, or 0.52%, from $1.38 billion as of December 31, 2009. The decrease was primarily due to a $36.3 million decrease in money market accounts, partially offset by a $16.1 million increase in time deposit accounts and a $10.8 million increase in checking accounts. Time deposits represented 63.1% of total deposits at June 30, 2010 compared to 61.6% at December 31, 2009. Subordinated debt increased from $30.9 million as of December 31, 2009 to $34.3 million as of June 30, 2010 from the private placement offering in the first half of 2010.

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $125.5 million as of June 30, 2010. The Company’s accumulated deficit increased by $20.1 million in the first six months of 2010, reflecting an $18.9 million net loss and dividends and accretion on preferred stock of $1.2 million. Common stock increased primarily due to $5.1 million of proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income, which includes unrealized gains and losses on available-for-sale investment securities, net of tax, increased from $4.0 million as of December 31, 2009 to $4.2 million as of June 30, 2010.

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

The following table presents an analysis of nonperforming assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
(Dollars in thousands)

Nonperforming loans:
Commercial real estate	$61,181	$25,593
Consumer real estate	4,742	3,330
Commercial owner occupied	4,854	6,607
Commercial and industrial	3,311	3,974
Consumer	7	8
Other loans	781	–
Total nonperforming loans	74,876	39,512
Other real estate:
Construction, land development, and other land	6,789	2,863
1-4 family residential properties	1,338	2,060
1-4 family residential properties sold with 100% financing	4,309	3,314
Commercial properties	2,356	1,199
Closed branch office	1,296	1,296
Total other real estate	16,088	10,732
Total nonperforming assets	90,964	50,244
Performing restructured loans	6,570	34,177
Total nonperforming assets and restructured loans	$97,534	$84,421

Nonperforming ratios:
Nonperforming loans to total loans	5.54%	2.84%
Nonperforming assets to total assets	5.37%	2.90%
Nonperforming assets and restructured loans to total assets	5.76%	4.87%

Index

Other real estate, which includes foreclosed assets and other real property held for sale, increased to $16.1 million as of June 30, 2010 from $10.7 million as of December 31, 2009. As of June 30, 2010, other real estate included $1.3 million of real estate from a closed branch office held for sale and included $4.3 million of residential properties sold to individuals prior to June 30, 2010 where the Company financed 100% of the purchase price of the home at closing. These financed properties will remain in other real estate until regular payments are made by the borrowers that total at least 5% of the original purchase price, which is expected to occur late in 2010, at which time the property will be moved out of other real estate and into the performing mortgage loan portfolio.

The increase in other real estate was primarily due to the repossession of commercial and residential construction and land development properties in the first half of 2010. The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties are carried at the lower of carrying value or updated fair value. The Company obtains updated appraisals and/or internal evaluations for all other real estate. The Company considers all other real estate to be classified as Level 2 fair value estimates since values are established based on recent independent appraisals.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings, or TDRs, but can include other loans identified by management as being impaired. Impaired loans totaled $85.0 million and $77.3 million as of June 30, 2010 and December 31, 2009, respectively. The increase in impaired loans is primarily due to weakness experienced in the local economy and real estate markets from the recent economic recession.

The following table summarizes the Company’s impaired loans and TDRs as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
(Dollars in thousands)

Impaired loans:
Impaired loans with related allowance for loan losses	$19,067	$60,490
Impaired loans for which the full loss has been charged off	65,895	16,775
Total impaired loans	84,962	77,265
Allowance for loan losses related to impaired loans	(2,890)	(6,112)
Net carrying value of impaired loans	$82,072	$71,153

Performing TDRs:
Commercial real estate	$1,224	$27,532
Consumer real estate	116	598
Commercial owner occupied	4,376	4,633
Commercial and industrial	664	1,288
Consumer	190	126
Total performing TDRs	$6,570	$34,177

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of June 30, 2010, allowance for loan losses allocated to performing TDRs totaled $1.7 million. Outstanding nonperforming TDRs and their related allowance for loan losses totaled $20.7 million and $0.5 million, respectively, as of June 30, 2010.

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

Impaired loans on borrower relationships over $750 thousand totaled $74.5 million and $69.4 million as of June 30, 2010 and December 31, 2009, respectively, with specific reserves of $1.7 million and $5.7 million, respectively. Specific reserves represented 2.3% and 8.2% of impaired loan balances as of June 30, 2010 and December 31, 2009, respectively. Specific reserves represented 12.5% and 10.6% of impaired loan balances, net of impaired loans charged down to estimated market value, as of June 30, 2010 and December 31, 2009, respectively. These loans were evaluated for impairment and valued individually. Given the Company’s concentration in real estate lending, the vast majority of impaired loans are collateral dependent and are therefore valued based on underlying collateral values. In the case of unsecured loans that become impaired, principal balances are fully charged off. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established.

For impaired loans on borrower relationships less than $750 thousand where legal action has been taken to foreclose, impairment is evaluated on an individual basis and the loan is charged down to estimated fair value. Impaired loans on relationships less than $750 thousand charged down to estimated fair value totaled $5.1 million and $3.1 million as of June 30, 2010 and December 31, 2009, respectively. For impaired loans on borrower relationships less than $750 thousand classified as TDRs, management began evaluating for impairment on an individual basis as of June 30, 2010 and began establishing a specific reserve for each relationship. Impaired loans less than $750 thousand classified as a TDR totaled $3.0 million as of June 30, 2010, with associated reserves of $0.8 million.

Index

For most impaired loans evaluated individually, the fair value of underlying collateral is generally estimated based on a current independent appraised value, adjusted for estimated holding and selling costs. These are considered Level 2 fair value estimates. For certain impaired loans where appraisals are aged or where market conditions have significantly changed since the appraisal date, a further reduction is made to appraised value to arrive at the fair value of collateral. These are considered Level 3 fair value estimates. In other situations, management will use broker price opinions, internal valuations or other valuation sources. These are also considered Level 3 fair value estimates. Of the $80.1 million in estimated fair value of impaired loans evaluated and valued on an individual basis as of June 30, 2010, $79.0 million were valued based on current independent appraisals and $1.1 million were valued based on a combination of internal valuations and other valuation sources. Internal valuations are used primarily for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. For any impaired loan where a specific reserve has previously been established, or where a partial charge-off has been recorded, an updated appraisal that reflects a further decline in value will result in an additional reserve or partial charge-off during the current period.

Impaired loans on borrower relationships less than $750 thousand not evaluated individually for impairment totaled $2.3 million and $4.8 million as of June 30, 2010 and December 31, 2009, respectively, with associated reserves of $0.4 million each. Reserves on these loans were based on loss percentages applied to pools of loans stratified by common risk rating and loan type.

General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on the Company’s historical default and charge-off experience in each pool and management’s consideration of environmental factors. As of June 30, 2010, the Company used two years of charge-off history for purposes of calculating general reserve rates. Nonperforming loans and net charge-offs have significantly increased over recent quarters, particularly in the commercial real estate portfolio. Such increases have directly impacted loss percentages and the resulting allowance for loan losses for each loan pool.

The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The following table presents an analysis of changes in the allowance for loan losses for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in thousands)

Allowance for loan losses, beginning of period	$29,160	$18,480	$26,081	$14,795
Net charge-offs:
Loans charged off:
Commercial real estate	8,421	646	15,301	2,239
Consumer real estate	1,571	823	2,286	1,208
Commercial owner occupied	1,249	–	1,886	173
Commercial and industrial	1,875	99	2,342	282
Consumer	146	38	194	77
Other loans	221	–	232	–
Total charge-offs	13,483	1,606	22,241	3,979
Recoveries of loans previously charged off:
Commercial real estate	30	10	87	10
Consumer real estate	4	13	28	14
Commercial and industrial	1	–	17	61
Consumer	5	13	11	23
Other loans	8	–	8	–
Total recoveries	48	36	151	108
Total net charge-offs	13,435	1,570	22,090	3,871
Provision for loan losses	20,037	1,692	31,771	7,678
Allowance for loan losses, end of period	$35,762	$18,602	$35,762	$18,602

Net charge-offs to average loans (annualized)	3.91%	0.49%	3.19%	0.61%

Index

	June 30, 2010	December 31, 2009

Allowance-related ratios:
Allowance for loan losses to total loans	2.65%	1.88%
Allowance to nonperforming loans	48%	66%
Allowance to nonperforming loans, net of loans charged down to fair value	295%	115%

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

Supplemental Commercial Real Estate Analysis

Residential Acquisition, Development and Construction Loan Analysis by Type:

	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

June 30, 2010
Loans outstanding	$134,298	$91,676	$225,974
Nonaccrual loans	40,565	3,700	44,265
Allowance for loan losses	4,825	3,247	8,072
YTD net charge-offs	10,557	2,983	13,540

Loans outstanding to total loans	9.94%	6.79%	16.73%
Nonaccrual loans to loans in category	30.21	4.04	19.59
Allowance to loans in category	3.59	3.54	3.57
YTD net charge-offs to average loans in category (annualized)	14.22	6.20	11.07

December 31, 2009
Loans outstanding	$162,733	$100,724	$263,457
Nonaccrual loans	16,935	7,102	24,037
Allowance for loan losses	7,569	1,707	9,276

Loans outstanding to total loans	11.70%	7.24%	18.95%
Nonaccrual loans to loans in category	10.41	7.05	9.12
Allowance to loans in category	4.65	1.69	3.52

Index

Residential Acquisition, Development and Construction Loan Analysis by Region:

	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

June 30, 2010
Triangle	$162,417	71.88%	$35,738	22.00%	$5,529	3.40%
Sandhills	28,430	12.58	1,110	3.90	1,029	3.62
Triad	5,201	2.30	–	–	277	5.33
Western	29,926	13.24	7,417	24.78	1,237	4.13
Total	$225,974	100.00%	$44,265	19.59%	$8,072	3.57%

December 31, 2009
Triangle	$185,319	70.34%	$14,349	7.74%	$7,325	3.95%
Sandhills	31,257	11.86	–	–	412	1.32
Triad	5,509	2.09	106	1.92	86	1.56
Western	41,372	15.71	9,582	23.16	1,453	3.51
Total	$263,457	100.00%	$24,037	9.12%	$9,276	3.52%

Other Commercial Real Estate Loan Analysis by Type:

	Commercial Land / Development	Commercial Construction	Multifamily	Other Non- Residential CRE	Total
(Dollars in thousands)

June 30, 2010
Loans outstanding	$150,995	$94,328	$40,808	$170,426	$456,557
Nonaccrual loans	11,981	–	–	4,935	16,916
Allowance for loan losses	3,725	1,999	564	3,140	9,428
YTD net charge-offs	1,426	–	15	248	1,689

Loans outstanding to total loans	11.18%	6.98%	3.02%	12.61%	33.79%
Nonaccrual loans to loans in category	7.93	–	–	2.90	3.71
Allowance to loans in category	2.47	2.12	1.38	1.84	2.07
YTD net charge-offs to average loans in category (annualized)	2.04	–	0.07	0.27	0.76

December 31, 2009
Loans outstanding	$128,745	$59,918	$43,379	$202,295	$434,337
Nonaccrual loans	529	–	325	702	1,556
Allowance for loan losses	1,732	462	474	3,043	5,711

Loans outstanding to total loans	9.26%	4.31%	3.12%	14.55%	31.24%
Nonaccrual loans to loans in category	0.41	–	0.75	0.35	0.36
Allowance to loans in category	1.35	0.77	1.09	1.50	1.31

Index

Other Commercial Real Estate Loan Analysis by Region:

	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

June 30, 2010
Triangle	$294,328	64.47%	$15,821	5.38%	$5,877	2.00%
Sandhills	68,321	14.97	610	0.89	1,917	2.81
Triad	38,553	8.44	280	0.73	757	1.96
Western	55,355	12.12	205	0.37	877	1.58
Total	$456,557	100.00%	$16,916	3.71%	$9,428	2.07%

December 31, 2009
Triangle	$281,664	64.85%	$361	0.13%	$3,653	1.30%
Sandhills	60,593	13.95	605	1.00	937	1.55
Triad	35,987	8.29	41	0.11	576	1.60
Western	56,093	12.91	549	0.98	545	0.97
Total	$434,337	100.00%	$1,556	0.36%	$5,711	1.31%

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

As of June 30, 2010, the Company had a total of 35 loans funded by an interest reserve with total outstanding balances of $71.3 million, representing approximately 5% of total outstanding loans. Total commitments on these loans equaled $93.1 million with total remaining interest reserves of $2.4 million, representing a weighted average term of approximately eight months of remaining interest coverage. The following table summarizes the Company’s residential and commercial acquisition, development and construction, or ADC, loans with active interest reserves 1 as of June 30, 2010 and December 31, 2009:

Index

	Outstanding Balance	Committed Balance	Number of Loans	Remaining Reserves
(Dollars in thousands)

June 30, 2010
Residential	$39,666	$42,726	18	$858
Commercial	31,666	50,338	17	1,508
Total	$71,332	$93,064	35	$2,366

December 31, 2009
Residential	$69,698	$75,068	31	$1,449
Commercial	72,565	103,734	19	3,547
Total	$142,263	$178,802	50	$4,996

1	Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

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

To be categorized as well capitalized, the Company and the Bank each must maintain minimum capital amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and the minimum requirements to be well capitalized are presented in the following table:

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$152,795	10.60%	$144,177	10.00%
Tier I capital (to risk-weighted assets)	131,145	9.10	86,506	6.00
Tier I capital (to average assets)	131,145	7.75	84,588	5.00

Capital Bank:
Total capital (to risk-weighted assets)	$151,876	10.55%	$144,010	10.00%
Tier I capital (to risk-weighted assets)	130,247	9.04	86,406	6.00
Tier I capital (to average assets)	130,247	7.67	84,867	5.00

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $125.5 million as of June 30, 2010. The Company’s accumulated deficit increased by $20.1 million in the first six months of 2010, reflecting an $18.9 million net loss and dividends and accretion on preferred stock of $1.2 million. Common stock increased primarily due to $5.1 million of proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income, which includes unrealized gains and losses on available-for-sale investment securities, net of tax, increased from $4.0 million as of December 31, 2009 to $4.2 million as of June 30, 2010.

As of June 30, 2010, the Company had a leverage ratio of 7.75%, a Tier 1 capital ratio of 9.10%, and a total risk-based capital ratio of 10.60%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank. The Company’s tangible equity to tangible assets ratio decreased from 7.91% as of December 31, 2009 to 7.28% as of June 30, 2010, and its tangible common equity to tangible assets ratio declined from 5.53% as of December 31, 2009 to 4.84% as of June 30, 2010.

Index

Recent Items Impacting Capital Resources

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

On July 30, 2010, the Company announced its intention to commence a public offering of 34,500,000 shares of its common stock, which will be underwritten by FIG Partners, LLC as sole book-runner and lead manager on a best efforts basis. Proceeds from this public stock offering will be used for general corporate purposes, including to strengthen the capital of Capital Bank and to support the Company’s strategic growth opportunities in the future. The precise amounts and the timing of the Company’s use of the net proceeds will depend upon market conditions, Capital Bank’s funding requirements, the availability of other funds and other factors. The Company’s management will retain broad discretion in the allocation of net proceeds from the offering.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure compliance with those requirements. As of June 30, 2010, the Company met all of its regulatory liquidity requirements.

The Company had $41.4 million in its most liquid assets, cash and cash equivalents, as of June 30, 2010. The Company’s principal sources of funds are loan repayments, deposits, short-term borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.18 billion, or 69.5%, of total assets as of June 30, 2010 compared to $1.18 billion, or 67.8%, of total assets as of December 31, 2009.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank, or FRB, and through membership in the Federal Home Loan Bank, or FHLB, system. As of June 30, 2010, the Company had a maximum and available borrowing capacity of $108.8 million and $5.8 million, respectively, through the FHLB. These funds can be made available with various maturities and interest rate structures. Borrowings with the FHLB are collateralized by a blanket lien on certain qualifying assets. The Company also maintains a credit line at the FRB’s discount window that is used for short-term funding needs and as an additional source of available liquidity. As of June 30, 2010, the Company had a maximum and available borrowing capacity of $69.9 million at the discount window. Available credit at the discount window is collateralized by eligible commercial construction and commercial and industrial loans. The Company also maintains off-balance sheet liquidity from other sources such as federal funds lines, repurchase agreement lines and through brokered deposit sources.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2009 to June 30, 2010.

Item 4.  Controls and Procedures

Not applicable.

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

The Federal Reserve, U.S. Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The Emergency Economic Stabilization Act of 2008, or EESA, which established the Troubled Asset Relief Program, or TARP, was enacted on October 3, 2008. As part of the TARP, the Treasury created the Capital Purchase Program, or CPP, which authorizes the Treasury to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and Capital Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including EESA, ARRA, TARP and the Dodd-Frank Act and recently proposed executive compensation guidance by the Federal Reserve and FDIC, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

A significant portion of our loan portfolio is secured by real estate. As of June 30, 2010, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. As of June 30, 2010, these loans totaled $471.3 million, or 35% of our total loan portfolio. Approximately $91.7 million of this amount was for construction of residential properties and $94.3 million was for construction of commercial properties. Additionally, approximately $202.1 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $83.2 million, or 6% of our portfolio, as of June 30, 2010.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. As of June 30, 2010, $75.4 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies.

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

As of June 30, 2010, our non-owner occupied commercial real estate loans totaled $211.2 million, or 16% of our total loan portfolio.

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

Index

As of June 30, 2010, our commercial business loans totaled $356.2 million, or 26% of our total loan portfolio. Of this amount, $180.9 million was secured by owner-occupied real estate and $175.3 million was secured by business assets.

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

As of June 30, 2010, we had a total of 35 active residential and commercial acquisition, development and construction loans funded by an interest reserve with a total outstanding balance of $71.3 million, representing approximately 5% of our total outstanding loans. Total commitments on these loans equaled $93.1 million with total remaining interest reserves of $2.4 million, representing a weighted average term of approximately eight months of remaining interest coverage.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral.

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

For the six months ended June 30, 2010, we recorded a provision for loan losses of $31.8 million compared to $7.7 million for the six months ended June 30, 2009, an increase of $24.1 million. We also recorded net loan charge-offs of $22.1 million for the six months ended June 30, 2010 compared to $3.9 million for the six months ended June 30, 2009. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.

Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 5% of our nonperforming loans as of June 30, 2010. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. As of June 30, 2010, our total nonperforming loans increased to $74.9 million, or 5.54% of total loans, compared to $18.5 million, or 1.43% of total loans, as of June 30, 2009. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we may continue to experience increased delinquencies and credit losses. As a result, we may be required to make additional provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Future losses may result in an increase to the valuation allowance on our deferred tax assets.

As of June 30, 2010, we had deferred tax assets of $18.7 million, net of a $3.3 million valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, as of June 30, 2010, it was more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets not covered by the valuation allowance. This opinion was based on the availability of several realistic tax planning strategies and forecasted levels of pre-tax book income. However, we reached a cumulative three-year pre-tax loss position (excluding a goodwill impairment charge in 2008) during the quarter ended March 31, 2010. A cumulative loss position makes it more difficult for management to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. Future losses and a continuing cumulative loss period may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact results of operations.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 60% of our loans were variable rate loans as of June 30, 2010, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

The fair value of our investments could decline.

The majority of our investment portfolio as of June 30, 2010 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. As of June 30, 2010, we maintained $217.2 million, or 95%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

Index

Specifically, federal and state governments could pass additional legislation responsive to current credit conditions, such as the Dodd-Frank Act and the regulations expected to be promulgated under the Dodd-Frank Act in the near future. We could experience higher credit losses because of legislation or regulatory action that reduces the amounts borrowers are contractually required to pay under existing loan contracts or that limits our ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory orders.

We are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us and our banking subsidiaries if they determine, upon conclusion of their examination or otherwise, violations of laws with which we or our subsidiaries must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, damage our reputation and/or cause us to lose our financial holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

The terms governing the issuance of the Series A Preferred Stock to the Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement, which we entered into with the Treasury, provide that the Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no control over such changes in the terms of the Securities Purchase Agreement that may occur in the future. Such changes may place restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

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

Our ability to engage in routine transactions, including, for example, funding transactions, could be adversely affected by the actions and potential failures of other financial institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by others. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

Index

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

Index

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 50,000,000 shares of common stock. As of June 30, 2010, we had 12,880,954 shares of common stock outstanding and had reserved for issuance 313,420 shares underlying options that are or may become exercisable at an average price of $12.05 per share. In addition, as of June 30, 2010, we had the ability to issue 598,859 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors voted in the first quarter of 2010 to suspend the payment of our quarterly cash dividend. This may continue to adversely affect the market price of our common stock. Also, we are a financial holding company and our ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Index

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

We have issued $34.3 million of subordinated debentures, which are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the trust preferred securities related to a portion of the subordinated debentures) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended June 30, 2010 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the three months ended June 30, 2010.

Index

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

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 6th day of August 2010.

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

Index