Form 10-Q
period 2010-09-30
CAPITAL BANK CORP
filed 2010-11-15
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010 there were 12,880,954 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended September 30, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

Item 4T.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults upon Senior Securities	57

Item 4.	(Removed and Reserved)	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

Signatures

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
	September 30, 2010	December 31, 2009
(Dollars in thousands)	(Unaudited)

Assets
Cash and cash equivalents:
Cash and due from banks	$18,086	$25,002
Interest-bearing deposits with banks	49,983	4,511
Total cash and cash equivalents	68,069	29,513
Investment securities:
Investment securities – available for sale, at fair value	184,724	235,426
Investment securities – held to maturity, at amortized cost	2,822	3,676
Other investments	8,500	6,390
Total investment securities	196,046	245,492
Mortgage loans held for sale	8,528	–
Loans:
Loans – net of unearned income and deferred fees	1,324,932	1,390,302
Allowance for loan losses	(36,249)	(26,081)
Net loans	1,288,683	1,364,221
Other real estate	17,865	10,732
Premises and equipment, net	24,855	23,756
Bank-owned life insurance	6,895	22,746
Core deposit intangible, net	2,006	2,711
Deferred income tax	15,152	12,096
Other assets	21,600	23,401
Total assets	$1,649,699	$1,734,668

Liabilities
Deposits:
Demand, noninterest checking	$125,438	$141,069
NOW accounts	183,014	175,084
Money market deposit accounts	139,772	184,146
Savings accounts	31,117	28,958
Time deposits	880,010	848,708
Total deposits	1,359,411	1,377,965
Repurchase agreements and federal funds purchased	–	6,543
Borrowings	129,000	167,000
Subordinated debentures	34,323	30,930
Other liabilities	10,862	12,445
Total liabilities	1,533,596	1,594,883

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	40,345	40,127
Common stock, no par value; 50,000,000 shares authorized; 12,880,954 and 11,348,117 shares issued and outstanding	145,461	139,909
Accumulated deficit	(73,955)	(44,206)
Accumulated other comprehensive income	4,252	3,955
Total shareholders’ equity	116,103	139,785
Total liabilities and shareholders’ equity	$1,649,699	$1,734,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$17,357	$18,720	$52,080	$52,224
Investment securities:
Taxable interest income	1,854	2,348	5,851	7,708
Tax-exempt interest income	285	759	1,369	2,286
Dividends	22	13	58	26
Federal funds and other interest income	17	18	37	34
Total interest income	19,535	21,858	59,395	62,278
Interest expense:
Deposits	4,683	6,797	16,438	21,596
Borrowings and repurchase agreements	1,470	1,506	4,281	4,782
Total interest expense	6,153	8,303	20,719	26,378
Net interest income	13,382	13,555	38,676	35,900
Provision for loan losses	6,763	3,564	38,534	11,242
Net interest income after provision for loan losses	6,619	9,991	142	24,658
Noninterest income:
Service charges and other fees	746	990	2,468	2,901
Bank card services	521	409	1,479	1,133
Mortgage origination and other loan fees	442	410	1,108	1,520
Brokerage fees	271	155	743	468
Bank-owned life insurance	138	240	632	1,663
Net gain on investment securities	244	148	641	164
Other	138	155	474	488
Total noninterest income	2,500	2,507	7,545	8,337
Noninterest expense:
Salaries and employee benefits	5,918	5,128	16,637	16,945
Occupancy	1,460	1,471	4,418	4,192
Furniture and equipment	867	771	2,312	2,340
Data processing and telecommunications	488	555	1,530	1,759
Advertising and public relations	435	394	1,464	940
Office expenses	320	386	940	1,043
Professional fees	626	358	1,785	1,171
Business development and travel	363	268	937	843
Amortization of core deposit intangible	235	287	705	862
Other real estate and other loan-related losses	1,833	370	3,858	938
Directors’ fees	236	295	828	1,131
FDIC deposit insurance	712	474	2,028	1,882
Other	717	341	1,738	1,081
Total noninterest expense	14,210	11,098	39,180	35,127
Net income (loss) before income taxes	(5,091)	1,400	(31,493)	(2,132)
Income tax expense (benefit)	3,975	(2,143)	(3,510)	(2,561)
Net income (loss)	$(9,066)	$3,543	$(27,983)	$429
Dividends and accretion on preferred stock	588	590	1,766	1,764
Net income (loss) attributable to common shareholders	$(9,654)	$2,953	$(29,749)	$(1,335)

Net income (loss) per common share – basic	$(0.74)	$0.26	$(2.34)	$(0.12)
Net income (loss) per common share – diluted	$(0.74)	$0.26	$(2.34)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	Preferred Stock		Common Stock		Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total
(Dollars in thousands except share data)

Balance at January 1, 2009	41,279	$39,839	11,238,085	$139,209	$886	$(31,420)	$148,514
Comprehensive income:
Net income						429	429
Net unrealized gain on securities, net of tax of $3,778					6,022		6,022
Net unrealized loss on cash flow hedge, net of tax benefit of $1,072					(1,709)		(1,709)
Prior service cost recognized on SERP, net of amortization of $6					(48)		(48)
Total comprehensive income							4,694
Accretion of preferred stock discount		216				(216)	–
Restricted stock awards			20,000	120			120
Stock option expense				38			38
Directors’ deferred compensation			42,284	417			417
Dividends on preferred stock						(1,548)	(1,548)
Dividends on common stock ($0.24 per share)						(2,710)	(2,710)
Balance at September 30, 2009	41,279	$40,055	11,300,369	$139,784	$5,151	$(35,465)	$149,525

Balance at January 1, 2010	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785
Comprehensive loss:
Net loss						(27,983)	(27,983)
Net unrealized gain on securities, net of tax of $182					291		291
Amortization of prior service cost on SERP					6		6
Total comprehensive loss							(27,686)
Accretion of preferred stock discount		218				(218)	–
Issuance of common stock			1,468,770	5,065			5,065
Restricted stock forfeiture			(400)	(2)			(2)
Stock option expense				37			37
Directors’ deferred compensation			64,467	452			452
Dividends on preferred stock						(1,548)	(1,548)
Balance at September 30, 2010	41,279	$40,345	12,880,954	$145,461	$4,252	$(73,955)	$116,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(27,983)	$429
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	38,534	11,242
Amortization of core deposit intangible	705	862
Depreciation	1,939	2,271
Stock-based compensation	581	546
Gain on investment securities, net	(641)	(164)
Amortization of premium/discount on investment securities, net	52	117
Increase in mortgage loans held for sale	(8,528)	–
Write-down in value of other real estate	1,682	–
Loss on disposal of premises, equipment and other real estate	299	79
Increase in cash surrender value of bank-owned life insurance	(632)	(203)
Deferred income tax (benefit) expense	(3,238)	886
Net decrease (increase) in accrued interest receivable and other assets	1,707	(746)
Net (decrease) increase in accrued interest payable and other liabilities	(669)	118
Net cash provided by operating activities	3,808	15,437

Cash flows from investing activities:
Decrease (increase) in loans, net	20,679	(118,709)
Additions to premises and equipment	(3,051)	(2,710)
Proceeds from sales of premises, equipment and real estate owned	7,224	3,452
Proceeds from surrender of bank-owned life insurance	16,483	–
Purchases of FHLB stock, net	(1,980)	(20)
Purchase of securities – available for sale	(66,035)	(31,842)
Proceeds from principal repayments/calls/maturities of securities – available for sale	117,670	56,048
Proceeds from principal repayments/calls/maturities of securities – held to maturity	853	1,300
Net cash provided by (used in) investing activities	91,843	(92,481)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(18,554)	69,936
Decrease in repurchase agreements, net	(6,543)	(5,546)
Proceeds from borrowings	189,000	120,000
Principal repayments of borrowings	(227,000)	(105,000)
Proceeds from issuance of subordinated debentures	3,393	–
Proceeds from issuance of common stock	5,065	–
Dividends paid	(2,456)	(4,107)
Net cash (used in) provided by financing activities	(57,095)	75,283

Net change in cash and cash equivalents	38,556	(1,761)
Cash and cash equivalents at beginning of period	29,513	54,455
Cash and cash equivalents at end of period	$68,069	$52,694

Supplemental Disclosure of Cash Flow Information

Transfer of loans and premises to other real estate owned	$16,325	$10,605
Cash paid (received) for:
Income taxes	$(248)	$(4,297)
Interest	$20,832	$27,412

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

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

Current Accounting Developments

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend FASB Accounting Standards Codification (“ASC”) Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management does not anticipate that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, to amend ASC Topic 320, Receivables. The amendments in this update provide that for acquired troubled loans which meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments were effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to amend ASC Topic 855, Subsequent Events. The amendments in this update removed the requirement to disclose the date through which subsequent events have been evaluated and became effective immediately upon issuance. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

2.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. Basic EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The weighted average number of shares outstanding for the three and nine months ended September 30, 2010 and 2009 were as follows:

Three Months Ended September 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Net income (loss) attributable to common shareholders	$(9,654)	$2,953

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	13,060,739	11,469,064
Incremental shares from assumed exercise of stock options and warrants	–	–
Weighted average number of shares outstanding – diluted	13,060,739	11,469,064

Net income (loss) per common share – basic	$(0.74)	$0.26
Net income (loss) per common share – diluted	$(0.74)	$0.26

For the three months ended September 30, 2010 and 2009, outstanding options to purchase 313,420 and 377,083 shares, respectively, of common stock were excluded from the diluted calculation because the option exercise prices exceeded the average fair market value of the associated shares of common stock. For both the three months ended September 30, 2010 and 2009, outstanding warrants to purchase 749,619 shares of common stock were excluded from the diluted calculation because the warrant exercise price exceeded the average fair market value of the associated shares of common stock. There were no dilutive stock options or warrants outstanding for the three months ended September 30, 2010 and 2009.

Nine Months Ended September 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Net loss attributable to common shareholders	$(29,749)	$(1,335)

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	12,702,625	11,450,640
Incremental shares from assumed exercise of stock options and warrants	–	–
Weighted average number of shares outstanding – diluted	12,702,625	11,450,640

Net loss per common share – basic	$(2.34)	$(0.12)
Net loss per common share – diluted	$(2.34)	$(0.12)

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2010 and 2009, outstanding options to purchase 313,420 and 377,083 shares, respectively, of common stock were excluded from the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock. For both the nine months ended September 30, 2010 and 2009, outstanding warrants to purchase 749,619 shares of common stock were excluded from the diluted calculation because the warrant exercise price exceeded the average fair market value of the associated shares of common stock. There were no dilutive stock options or warrants outstanding for the nine months ended September 30, 2010 and 2009.

3.  Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. Information concerning the Company’s other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 is as follows:

Three Months Ended September 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Unrealized gain on securities – available for sale	$65	$7,556
Unrealized loss on change in fair value of cash flow hedge	–	(1,125)
Amortization of prior service cost on SERP	2	1
Income tax effect	(25)	(2,479)
Other comprehensive income	$42	$3,953

Nine Months Ended September 30, 2010 and 2009

	2010	2009
(Dollars in thousands)

Unrealized gain on securities – available for sale	$473	$9,800
Unrealized loss on change in fair value of cash flow hedge	–	(2,781)
Prior service cost recognized on SERP, net of amortization	6	(48)
Income tax effect	(182)	(2,706)
Other comprehensive income	$297	$4,265

4.  Investment Securities

Investment securities as of September 30, 2010 and December 31, 2009 are summarized as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

September 30, 2010
Available for sale:
U.S. agency obligations	$35,012	$273	$–	$35,285
Municipal bonds	22,892	396	125	23,163
Mortgage-backed securities issued by GSEs	110,336	6,960	–	117,296
Non-agency mortgage-backed securities	6,248	37	362	5,923
Other securities	3,252	8	203	3,057
	177,740	7,674	690	184,724
Held to maturity:
Municipal bonds	300	3	–	303
Mortgage-backed securities issued by GSEs	1,219	79	–	1,298
Non-agency mortgage-backed securities	1,303	2	42	1,263
	2,822	84	42	2,864
Other investments	8,500	–	–	8,500
Total	$189,062	$7,758	$732	$196,088

December 31, 2009
Available for sale:
U.S. agency obligations	$1,000	$29	$–	$1,029
Municipal bonds	72,556	1,006	668	72,894
Mortgage-backed securities issued by GSEs	144,762	6,896	–	151,658
Non-agency mortgage-backed securities	8,345	19	567	7,797
Other securities	2,252	–	204	2,048
	228,915	7,950	1,439	235,426
Held to maturity:
Municipal bonds	300	7	–	307
Mortgage-backed securities issued by GSEs	1,576	84	–	1,660
Non-agency mortgage-backed securities	1,800	–	145	1,655
	3,676	91	145	3,622
Other investments	6,390	–	–	6,390
Total	$238,981	$8,041	$1,584	$245,438

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which other-than-temporary impairments have not been recognized in earnings, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Available for sale:
Municipal bonds	$1,647	$18	$2,734	$107	$4,381	$125
Non-agency mortgage-backed securities	–	–	4,148	362	4,148	362
Other securities	–	–	797	203	797	203
	1,647	18	7,679	672	9,326	690
Held to maturity:
Non-agency mortgage-backed securities	–	–	745	42	745	42
Total	$1,647	$18	$8,424	$714	$10,071	$732

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Available for sale:
Municipal bonds	$21,194	$448	$2,382	$220	$23,576	$668
Non-agency mortgage-backed securities	3,711	93	2,791	474	6,502	567
Other securities	–	–	1,546	204	1,546	204
	24,905	541	6,719	898	31,624	1,439
Held to maturity:
Non-agency mortgage-backed securities	–	–	1,655	145	1,655	145
Total	$24,905	$541	$8,374	$1,043	$33,279	$1,584

At the end of each quarter, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings.

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

Unrealized losses on the Company’s investments in municipal bonds are related to six different securities. These losses are primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Management monitors the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities relate to an investment in subordinated debt of one corporate financial institution. Management monitors the financial strength of this institution by reviewing its quarterly financial reports and considers its capital, liquidity and earnings in this review.

As of September 30, 2010, two investment securities remained in an other-than-temporarily impaired position. The first of these investments was a private label mortgage security with a book value and unrealized loss of $723,000 and ($331,000), respectively, as of September 30, 2010. This impairment determination was initially made at December 31, 2009 and was based on the extent and duration of the unrealized loss as well as recent credit rating downgrades from rating agencies to below investment grade. Based on its analysis of expected cash flows, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a private financial institution with a book value and unrealized loss of $1.0 million and ($203,000), respectively, as of September 30, 2010. This impairment determination was initially made at December 31, 2009 and was based on the extent of the unrealized loss as well as adverse economic and market conditions for financial institutions in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income.

The securities in an unrealized loss position as of September 30, 2010 not determined to be other-than-temporarily impaired are all still performing and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider such securities to be other-than-temporarily impaired as of September 30, 2010.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other investment securities primarily include an investment in Federal Home Loan Bank (“FHLB”) stock, which has no readily determinable market value and is recorded at cost. As of September 30, 2010 and December 31, 2009, the Company’s investment in FHLB stock totaled $8.0 million and $6.0 million, respectively. Based on its quarterly evaluation, management has concluded that the Company’s investment in FHLB stock was not impaired as of September 30, 2010 and that ultimate recoverability of the par value of this investment is probable. During the nine months ended September 30, 2009, the Company recorded an investment loss of $320,000 related to an equity investment in Silverton Bank, a correspondent financial institution that was closed by the Office of the Comptroller of the Currency in 2009. The loss represented the full amount of the Company’s investment in Silverton Bank and was recorded as a reduction to noninterest income on the Condensed Consolidated Statements of Operations.

The amortized cost and estimated market values of debt securities as of September 30, 2010 by final contractual maturities are summarized in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:
Due within one year	$–	$–	$300	$303
Due after one year through five years	29,906	30,196	–	–
Due after five years through ten years	13,365	13,441	811	869
Due after ten years	132,719	139,329	1,711	1,692
Total debt securities	175,990	182,966	2,822	2,864
Total equity securities	1,750	1,758	–	–
Total investment securities	$177,740	$184,724	$2,822	$2,864

During the nine months ended September 30, 2010, the Company recognized gross gains and (losses) of $519,000 and ($8,000), respectively, on sales of available-for-sale investment securities. These gains and losses are included in net gain on investment securities in the Condensed Consolidated Statements of Operations. Also included in net gain on investment securities for the nine months ended September 30, 2010 was $130,000 of appreciation on the fair value of a publicly traded equity security that was marked-to-market through the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2009, the Company recognized gross gains of $484,000 on sales of available-for-sale investment securities. Included as a reduction to net gain on investment securities for the nine months ended September 30, 2009 was a $320,000 loss on an equity investment in Silverton Bank. Proceeds received from sales of available-for-sale investment securities totaled $77.6 million and $20.5 million in the nine months ended September 30, 2010 and 2009, respectively.

5.  Loans and Allowance for Loan Losses

The composition of the loan portfolio by loan classification as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
(Dollars in thousands)

Commercial real estate:
Construction and land development	$391,749	$452,120
Commercial non-owner occupied	274,635	245,674
Total commercial real estate	666,384	697,794
Consumer real estate:
Residential mortgage	171,792	165,374
Home equity lines	92,944	97,129
Total consumer real estate	264,736	262,503
Commercial owner occupied	178,920	194,359
Commercial and industrial	165,526	183,733
Consumer	6,683	9,692
Other loans	41,601	41,851
	1,323,850	1,389,932
Deferred loan fees and origination costs, net	1,082	370
	$1,324,932	$1,390,302

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 is as follows:

	2010	2009
(Dollars in thousands)

Balance at beginning of period	$26,081	$14,795
Loans charged off	(29,104)	(6,654)
Recoveries of loans previously charged off	738	128
Net charge-offs	(28,366)	(6,526)
Provision for loan losses	38,534	11,242
Balance at end of period	$36,249	$19,511

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, the reserve for unfunded lending commitments totaled $475,000 and $351,000, respectively.

The following is a summary of information related to nonperforming assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans	$68,757	$39,512
Accruing loans greater than 90 days past due	1,169	–
Total nonperforming loans	69,926	39,512
Other real estate	17,865	10,732
Total nonperforming assets	$87,791	$50,244

For the nine months ended September 30, 2010 and 2009, no interest income was recognized on loans while in nonaccrual status. Cumulative interest payments collected on active nonaccrual loans and applied as a reduction to the principal balance of the respective loans totaled $510,000 and $366,000 as of September 30, 2010 and December 31, 2009, respectively.

6.  Stock-Based Compensation

The Company uses the following forms of stock-based compensation as an incentive for certain employees and non-employee directors: stock options, restricted stock, and stock issued through a deferred compensation plan for non-employee directors.

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of options for the purchase of up to 1,150,000 shares of the Company’s common stock to officers and directors. As of September 30, 2010, options for 293,600 shares of common stock were outstanding and options for 598,859 shares of common stock remained available for future issuance. In addition, options for 566,071 shares of common stock were assumed by the company under various plans from previously acquired financial institutions, of which options for 19,820 shares remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants must be made with an exercise price at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions.

The following table summarizes the activity in the Company’s stock option plans, including the weighted average exercise price (“WAEP”), during the nine months ended September 30, 2010:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at beginning of period	366,583	$11.76
Granted	19,250	4.38
Exercised	–	–
Forfeited and expired	(72,413)	8.53
Outstanding at end of period	313,420	$12.05	4.73	$–

Options exercisable at end of period	225,870	$13.74	3.37	$–

The following table summarizes information about the Company’s stock options as of September 30, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	79,250	8.57	12,000	$–
$6.01 – $9.00	10,040	0.25	10,040	–
$9.01 – $12.00	74,880	1.45	73,380	–
$12.01 – $15.00	20,000	5.88	12,000	–
$15.01 – $18.37	129,250	4.44	118,450	–
	313,420	4.73	225,870	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted in the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Dividend yield	0.0%	–
Expected volatility	33.0%	–
Risk-free interest rate	3.1%	–
Expected life	7 years	–

The weighted average fair value of the 19,250 options granted in the nine months ended September 30, 2010 was $1.80 per option. There were no options granted in the nine months ended September 30, 2009.

As of September 30, 2010, the Company had unamortized compensation expense related to unvested stock options of $102,000, which is expected to be fully amortized over the next four years. For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense of $37,000 and $38,000, respectively, related to stock options.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008. Nonvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Nonvested restricted stock for the nine months ended September 30, 2010 is summarized in the following table:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	24,000	$8.08
Granted	–	–
Vested	–	–
Forfeited	(400)	6.00
Nonvested at end of period	23,600	$8.12

As of September 30, 2010, the Company had 23,600 shares of nonvested restricted stock grants, which represents unrecognized compensation expense of $102,000 to be recognized over the remaining vesting period of the respective grants. Total compensation expense related to these restricted stock awards for the nine months ended September 30, 2010 and 2009 totaled $92,000 and $91,000, respectively.

Deferred Compensation for Non-employee Directors

The Company administers the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may elect to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director does not elect to defer all or part of his fees, then he is not considered a participant in the Deferred Compensation Plan. The amount deferred is equal to 125% of total director fees. Each participant is fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceases to serve as a director for any reason. For the nine months ended September 30, 2010 and 2009, the Company recognized compensation expense of $452,000 and $417,000, respectively, related to the Deferred Compensation Plan.

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

As of September 30, 2010, the Company had $16.0 million of commitments outstanding to originate mortgage loans held for sale at fixed rates and $24.5 million of forward commitments under best efforts contracts to sell mortgages to four different investors. The fair value adjustments of the interest rate lock commitments and forward loan sales commitments were not considered material as of September 30, 2010. Thus, there was no impact to the Condensed Consolidated Statements of Operations for the three or nine months ended September 30, 2010. There were no such commitments outstanding as of December 31, 2009 or September 30, 2009.

8.  Commitments and Contingencies

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are comprised of various types of commitments to extend credit, including unused lines of credit and overdraft lines, as well as standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s exposure to off-balance-sheet credit risk as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
(Dollars in thousands)

Commitments to extend credit	$179,254	$231,691
Standby letters of credit	9,866	9,144
Total commitments	$189,120	$240,835

The Company has limited partnership investments in two related private investment funds which totaled $1.8 million as of both September 30, 2010 and December 31, 2009. These investments are recorded on the cost basis and were included in other assets on the Condensed Consolidated Balance Sheets. Remaining capital commitments to these investment funds totaled $1.6 million as of September 30, 2010.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized below:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

September 30, 2010
Investment securities – available for sale:
U.S. agency obligations	$–	$35,285	$–	$35,285
Municipal bonds	–	23,163	–	23,163
Mortgage-backed securities issued by GSEs	–	117,296	–	117,296
Non-agency mortgage-backed securities	–	5,923	–	5,923
Other securities	1,757	–	1,300	3,057
Total	$1,757	$181,667	$1,300	$184,724

December 31, 2009
Investment securities – available for sale:
U.S. agency obligations	$–	$1,029	$–	$1,029
Municipal bonds	–	72,894	–	72,894
Mortgage-backed securities issued by GSEs	–	151,658	–	151,658
Non-agency mortgage-backed securities	–	7,797	–	7,797
Other securities	748	–	1,300	2,048
Total	$748	$233,378	$1,300	$235,426

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Level 3
(Dollars in thousands)

Balance at beginning of period	$1,300
Total unrealized losses included in:
Net income	–
Other comprehensive income	–
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at end of period	$1,300

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 are summarized below:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

September 30, 2010
Impaired loans	$–	$67,501	$4,359	$71,860
Other real estate	–	17,865	–	17,865

December 31, 2009
Impaired loans	$–	$36,972	$34,181	$71,153
Other real estate	–	10,732	–	10,732

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

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$68,069	$68,069	$29,513	$29,513
Investment securities	196,046	196,088	245,492	245,438
Mortgage loans held for sale	8,528	8,528	–	–
Loans	1,288,683	1,283,521	1,364,221	1,368,233
Accrued interest receivable	6,120	6,120	6,590	6,590

Financial Liabilities:
Non-maturity deposits	$479,401	$479,401	$529,257	$529,257
Time deposits	880,010	888,071	848,708	861,378
Repurchase agreements	–	–	6,543	6,543
Borrowings	129,000	137,540	167,000	171,278
Subordinated debentures	34,323	15,593	30,930	12,200
Accrued interest payable	1,710	1,710	1,824	1,824

There was no material difference between the carrying amount and estimated fair value of off-balance-sheet commitments totaling $189.1 million and $240.8 million as of September 30, 2010 and December 31, 2009, respectively, which are primarily comprised of unfunded loan commitments and standby letters of credit. The Company’s remaining assets and liabilities are not considered financial instruments.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

12.  Subsequent Events

On October 28, 2010, the Company entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation and the North Carolina Commissioner of Banks. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. In accordance with the terms of the MOU, the Company has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities.

On November 4, 2010, the Company announced its entry into an Investment Agreement whereby North American Financial Holdings, Inc. (“NAFH”) has agreed to purchase 71.0 million shares of the Company’s common stock for a purchase price of $2.55 per share, for a total investment of approximately $181 million. NAFH also agreed to issue a non-transferable contingent value right that will attach to each share of the Company’s common stock outstanding as of a specified record date (other than shares of common stock held by NAFH) that will provide existing shareholders with the opportunity to receive up to $0.75 per share five years from the closing date of the proposed transaction, depending on the level of loan charge-offs during that five-year period. After giving effect to the NAFH investment, NAFH would own approximately 85% of the Company’s outstanding shares of common stock. The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 5.0 million shares of common stock at a price of $2.55 per share. Further, NAFH would have the right to conduct a tender offer at any time to purchase up to 5.25 million shares of the Company’s common stock at a price not less than $2.55 per share. Upon closing of the investment, R. Eugene Taylor, NAFH’s CEO, and Christopher G. Marshall, NAFH’s CFO, will be added to the management team as the Company’s CEO and CFO and members of the Company’s Board of Directors upon closing of the investment transaction. B. Grant Yarber and Michael R. Moore are expected to remain in senior executive roles at Capital Bank. The Company’s Board of Directors will be reconstituted with a combination of two existing members and new NAFH-designated Board members.

The investment is subject to satisfaction or waiver of certain closing conditions, including shareholder approval of the terms of the investment and an increase in our authorized shares of common stock under our Articles of Incorporation, reaching an agreement with the U.S. Department of the Treasury to repurchase the preferred stock and warrant issued under the Troubled Asset Relief Program Capital Purchase Program on terms acceptable to NAFH, and the receipt by NAFH and the Company of the requisite governmental and regulatory approvals.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three and nine months ended September 30, 2010 and 2009 for Capital Bank Corporation, or the Company, and its wholly owned subsidiary, Capital Bank, or the Bank. This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank, a state-chartered banking corporation. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of September 30, 2010, the Company conducted no business other than holding stock in the Bank and in three trusts, Capital Bank Statutory Trust I, II, and III.

Capital Bank is a community bank engaged in the general commercial banking business and operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. As of September 30, 2010, the Bank had assets of approximately $1.6 billion, with gross loans and deposits outstanding of approximately $1.3 billion and $1.4 billion, respectively. The Bank operates 32 branch offices in North Carolina: five in Raleigh, four in Asheville, four in Fayetteville; three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Siler City, Wake Forest and Zebulon.

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

The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, debit card transaction fees, fees generated from originating mortgage loans, commission income generated from brokerage activity, and the increase in cash surrender value of bank-owned life insurance, or BOLI. Operating expenses primarily consist of employee compensation and benefits, occupancy related expenses, depreciation and maintenance expenses on furniture and equipment, data processing and telecommunications, advertising and public relations, professional fees, other real estate and loan-related losses, FDIC deposit insurance and other noninterest expenses.

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

Executive Summary

The following is a summary of the Company’s significant results of operations and changes in financial position for the three and nine months ended September 30, 2010:

•	Regulatory capital ratios remained in excess of “well capitalized” levels as of September 30, 2010.

•
Net loss attributable to common shareholders was $9.7 million, or $0.74 per share, in the third quarter of 2010 compared with net income available to common shareholders of $3.0 million, or $0.26 per share, in the third quarter of 2009. For the year-to-date period, net loss attributable to common shareholders was $29.7 million, or $2.34 per share, in the first nine months of 2010 compared with net loss attributable to common shareholders of $1.3 million, or $0.12 per share, in the first nine months of 2009.

•
Net interest margin improved to 3.48% in the third quarter of 2010 from 3.25% in the second quarter of 2010 and 3.41% in the third quarter of 2009. For the year-to-date period, net interest margin improved to 3.30% in the first nine months of 2010 from 3.11% in the first nine months of 2009.

•	Nonperforming assets, including restructured loans, were 5.69% of total assets as of September 30, 2010 compared with 5.76% as of June 30, 2010 and 4.87% as of December 31, 2009.

•	Allowance for loan losses increased to 2.74% of total loans as of September 30, 2010 from 2.65% as of June 30, 2010 and 1.88% as of December 31, 2009.

•
Provision for loan losses fell to $6.8 million in the third quarter of 2010 from $20.0 million in the second quarter of 2010 but increased from $3.6 million in the third quarter of 2009. For the year-to-date period, provision for loan losses increased to $38.5 million in the first nine months of 2010 from $11.2 million in the first nine months of 2009.

•	The valuation allowance recorded against deferred tax assets increased to $8.8 million as of September 30, 2010 from $3.3 million as of June 30, 2010.

Index
Results of Operations

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009

Net loss attributable to common shareholders was $9.7 million, or $0.74 per share, in the third quarter of 2010 compared with net income available to common shareholders of $3.0 million, or $0.26 per share, in the third quarter of 2009. Results of operations in the third quarter of 2010 compared with the same quarter last year primarily reflect an increase in provision for loan losses, an increase in noninterest expense and higher tax expense.

Net Interest Income

Net interest income decreased from $13.6 million for the quarter ended September 30, 2009 to $13.4 million for the quarter ended September 30, 2010. Average interest-earning assets declined from $1.63 billion for the quarter ended September 30, 2009 to $1.58 billion for the quarter ended September 30, 2010, a decrease of 3.3%. Average interest-bearing liabilities declined from $1.41 billion for the quarter ended September 30, 2009 to $1.40 billion for the quarter ended September 30, 2010, a decrease of 0.9%. On a fully tax equivalent basis, net interest spread was 3.28% and 3.10% for the quarters ended September 30, 2010 and 2009, respectively. Net interest margin on a tax equivalent basis increased to 3.48% for the quarter ended September 30, 2010 from 3.41% for the quarter ended September 30, 2009. The yield on average interest-earning assets was 5.04% and 5.43% for the quarters ended September 30, 2010 and 2009, respectively, while the interest rate paid on average interest-bearing liabilities for those periods was 1.76% and 2.33%, respectively.

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

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2010, June 30, 2010 and September 30, 2009
Tax Equivalent Basis 1

	September 30, 2010			June 30, 2010			September 30, 2009
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,342,835	$17,512	5.23%	$1,373,613	$17,465	5.10%	$1,330,199	$18,809	5.61%
Investment securities 3	211,547	2,309	4.37	224,366	2,722	4.85	263,513	3,512	5.33
Interest-bearing deposits	23,859	17	0.29	25,300	10	0.16	38,995	18	0.18
Total interest-earning assets	1,578,241	$19,838	5.04%	1,623,279	$20,197	4.99%	1,632,707	$22,339	5.43%
Cash and due from banks	17,285			17,819			8,256
Other assets	108,461			111,383			83,589
Allowance for loan losses	(38,012)			(33,241)			(19,262)
Total assets	$1,665,975			$1,719,240			$1,705,290

Liabilities and Equity
Savings accounts	$31,594	$10	0.13%	$30,721	$10	0.13%	$29,267	$11	0.15%
Interest-bearing demand deposits	323,242	634	0.79	326,706	648	0.80	366,632	1,095	1.18
Time deposits	859,968	4,039	1.88	891,645	4,946	2.22	845,311	5,691	2.67
Total interest-bearing deposits	1,214,804	4,683	1.55	1,249,072	5,604	1.80	1,241,210	6,797	2.17
Borrowed funds	150,478	1,156	3.08	153,264	1,146	3.00	130,098	1,260	3.84
Subordinated debt	34,323	314	3.67	34,323	298	3.48	30,930	240	3.08
Repurchase agreements	-	-	-	1,590	2	0.50	10,646	6	0.22
Total interest-bearing liabilities	1,399,605	$6,153	1.76%	1,438,249	$7,050	1.97%	1,412,884	$8,303	2.33%
Noninterest-bearing deposits	130,758			133,455			134,721
Other liabilities	10,509			10,587			12,198
Total liabilities	1,540,872			1,582,291			1,559,803
Shareholders’ equity	125,103			136,949			145,487
Total liabilities and shareholders’ equity	$1,665,975			$1,719,240			$1,705,290

Net interest spread 4			3.28%			3.02%			3.10%
Tax equivalent adjustment		$303			$403			$481
Net interest income and net interest margin 5		$13,685	3.48%		$13,147	3.25%		$14,036	3.41%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis
Tax Equivalent Basis 1
	Three Months Ended September 30, 2010 vs. 2009
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(1,208)	$(89)	$(1,297)
Investment securities	(636)	(567)	(1,203)
Federal funds sold	10	(11)	(1)
Total interest income	(1,834)	(667)	(2,501)
Interest expense:
Savings and interest-bearing demand deposits and other	(366)	(96)	(462)
Time deposits	(1,659)	7	(1,652)
Borrowed funds	(247)	143	(104)
Subordinated debt	46	28	74
Repurchase agreements and federal funds purchased	(6)	–	(6)
Total interest expense	(2,232)	82	(2,150)
Increase (decrease) in net interest income	$398	$(749)	$(351)

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans decreased from $18.7 million for the quarter ended September 30, 2009 to $17.4 million for the quarter ended September 30, 2010, a decrease of 7.3%. This decrease was primarily due to lower loan yields, partially offset by growth in the loan portfolio. Average loan balances, which yielded 5.23% and 5.61% for the quarters ended September 30, 2010 and 2009, respectively, increased from $1.33 billion in the third quarter of 2009 to $1.34 billion in the third quarter of 2010. The Company’s interest rate swap on prime-indexed commercial loans, which expired in October 2009, increased loan interest income by $1.1 million in the third quarter of 2009, representing a benefit to net interest margin of 0.27% in that quarter. The Company received no such benefit in the third quarter of 2010.

Interest income on investment securities decreased from $3.1 million for the quarter ended September 30, 2009 to $2.2 million for the quarter ended September 30, 2010, a decline of 30.7%. This decrease was due to a decline in the size of the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at book value, decreased from $263.5 million for the quarter ended September 30, 2009 to $211.5 million for the quarter ended September 30, 2010, and the tax equivalent yield on investment securities decreased from 5.33% to 4.37% over the same period. The decrease in average investment balances partially reflects management’s efforts to reduce the duration of the portfolio to mitigate exposure to a potential future rising interest rate environment. Additionally, yields have fallen as prepayments on higher yielding mortgage-backed securities and sales of certain long-dated municipal bonds have been re-invested generally at lower rates in shorter-dated U.S. government agency debt and other high quality bonds.

Interest expense on deposits decreased from $6.8 million for the quarter ended September 30, 2009 to $4.7 million for the quarter ended September 30, 2010, a decline of 31.1%. The decline is partially due to falling interest-bearing deposit rates from 2.17% for the quarter ended September 30, 2009 to 1.55% for the quarter ended September 30, 2010. For time deposits, which represented 70.8% and 68.1% of total average interest-bearing deposits for the quarters ended September 30, 2010 and 2009, respectively, the average rate decreased from 2.67 % for the quarter ended September 30, 2009 to 1.88% for the quarter ended September 30, 2010, reflecting disciplined pricing controls and re-pricing of maturing time deposits in a low interest rate environment. Interest expense on borrowings remained relatively flat, totaling $1.5 million in both quarters ended September 30, 2010 and 2009. The average rate paid on average borrowings, including subordinated debt and repurchase agreements, decreased from 3.48% for the quarter ended September 30, 2009 to 3.19% for the quarter ended September 30, 2010.

Provision for Loan Losses

Provision for loan losses for the quarter ended September 30, 2010 totaled $6.8 million, an increase from $3.6 million for the quarter ended September 30, 2009 and a decrease from $20.0 million for the quarter ended June 30, 2010. The loan loss provision remains elevated compared to the same quarter last year due to significantly higher levels of nonperforming assets as well as increased charge-off rates as the Company continues making progress resolving problem loans. On a linked-quarter basis, however, the loan loss provision declined as charge-offs were reduced and nonperforming assets fell.

Index
Net charge-offs totaled $6.3 million, or 1.87% of average loans, in the third quarter of 2010, an increase from $2.7 million, or 0.80% of average loans, in the third quarter of 2009 and a decrease from $13.4 million, or 3.91% of average loans, in the second quarter of 2010. Nonperforming assets, which include nonperforming loans and other real estate, totaled 5.32% of total assets as of September 30, 2010, a decrease from 5.37% as of June 30, 2010 and an increase from 2.90% as of December 31, 2009. Nonperforming assets, including restructured loans, totaled 5.69% of total assets as of September 30, 2010, a decrease from 5.76% as of June 30, 2010 and an increase from 4.87% as of December 31, 2009. Further, loans past due more than 30 days, excluding nonperforming loans, increased to 1.00% of total loans as of September 30, 2010 compared to 0.72% of total loans as of June 30, 2010 and 0.67% as of December 31, 2009.

The elevated provision for loan losses, net charge-offs and nonperforming assets reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its provision or nonperforming loan levels into the future but anticipates that credit losses and problem loans may remain elevated, or even increase, throughout the remainder of 2010 and early 2011 as the Company continues working to resolve problem loans in these challenging market conditions.

Noninterest Income

Noninterest income remained relatively flat on a quarterly basis, totaling $2.5 million in both quarters ended September 30, 2010 and 2009. The following table presents the detail of noninterest income and related changes for the quarters ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$746	$990	$(244)	(24.6)%
Bank card services	521	409	112	27.4
Mortgage origination and other loan fees	442	410	32	7.8
Brokerage fees	271	155	116	74.8
Bank-owned life insurance	138	240	(102)	(42.5)
Net gain on investment securities	244	148	96	64.9
Other	138	155	(17)	(11.0)
Total noninterest income	$2,500	$2,507	$(7)	(0.3)%

Bank card services income increased by $112 thousand from a higher volume of debit card transactions. Brokerage fees increased by $116 thousand as a result of improved sales efforts. Further, net gains on investment securities, including sales of debt securities as well as appreciation in fair market value of an equity investment, increased by $96 thousand. Mortgage origination and other loan fees increased primarily due to increased residential mortgage refinancing activity in the third quarter of 2010 compared to the same quarter last year.

Offsetting these increases in noninterest income, service charges and other fees declined by $244 thousand due to a reduction in the volume of overdrawn accounts and non-sufficient funds transactions. Additionally, bank owned life insurance, or BOLI, income fell by $102 thousand after the Company surrendered certain BOLI contracts in the third quarter of 2010. Other income decreased primarily due to lower sublease income.

Noninterest Expense

Noninterest expense increased from $11.1 million for the quarter ended September 30, 2009 to $14.2 million for the quarter ended September 30, 2010, an increase of 28.0%. The following table presents the detail of noninterest expense and related changes for the quarters ended September 30, 2010 and 2009:

Index
	Three Months Ended September 30,
	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$5,918	$5,128	$790	15.4%
Occupancy	1,460	1,471	(11)	(0.7)
Furniture and equipment	867	771	96	12.5
Data processing and telecommunications	488	555	(67)	(12.1)
Advertising and public relations	435	394	41	10.4
Office expenses	320	386	(66)	(17.1)
Professional fees	626	358	268	74.9
Business development and travel	363	268	95	35.4
Amortization of core deposit intangible	235	287	(52)	(18.1)
Other real estate and other loan-related losses	1,833	370	1,463	395.4
Directors’ fees	236	295	(59)	(20.0)
FDIC deposit insurance	712	474	238	50.2
Other	717	341	376	110.3
Total noninterest expense	$14,210	$11,098	$3,112	28.0%

The increase in noninterest expense was primarily due to a $1.5 million increase in other real estate and loan-related costs, of which $1.0 million was related to valuation adjustments to and losses on the sale of other real estate with the remaining increase representing higher loan workout, appraisal and foreclosure costs to resolve problem assets. Additionally, salaries and employee benefits expense increased by $790 thousand due to lower deferred loan costs, which decrease expense, and increased employee health insurance expense.

Further, furniture and equipment expense increased by $96 thousand due to higher depreciation charges and equipment maintenance expense. Advertising and public relations expense increased by $41 thousand due in part from radio and television ads promoting the Company’s special financing program for home buyers. Professional fees increased by $268 thousand due to higher legal and audit expense. Business development and travel expenses increased primarily due to employee travel costs associated with the Company’s recently withdrawn public stock offering. FDIC deposit insurance expense increased by $238 thousand with higher deposit insurance assessment rates and growth in insured deposit accounts. Other noninterest expense increased by $376 thousand primarily due to legal fees and other professional fees associated with the Company’s recent public stock offering and withdrawn registration statement.

Partially offsetting the increases in noninterest expense, data processing and telecommunications costs fell by $67 thousand as the Company realized cost savings through renegotiation of certain vendor contracts. In addition, office expenses decreased by $66 thousand primarily due to cost savings initiatives within the Company’s branch network and operations areas, which particularly lowered printing costs. Core deposit intangible amortization decreased by $52 thousand as intangible assets acquired in previous acquisitions are amortized on an accelerated method over the expected benefit of the core deposit premium. Directors’ fees decreased by $59 thousand due in part to the board reduction and reorganization in late 2009. Lastly, occupancy expense remained relatively consistent in the period under comparison.

Income Taxes

Income taxes recorded in the three months ended September 30, 2010 were primarily impacted by net losses before income taxes, which created tax benefits, offset by valuation allowances recorded against deferred tax assets. The valuation allowance recorded against deferred tax assets increased by $5.5 million in the third quarter of 2010, from $3.3 million as of June 30, 2010 to $8.8 million as of September 30, 2010. There was no valuation allowance recorded against deferred tax assets in the third quarter of 2009.

Deferred tax assets represent timing differences in the recognition of certain tax benefits for accounting and income tax purposes, including the expected value of future tax savings that will be available to the Company to offset future taxable income through the carry forward of net operating losses. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In future periods, the Company may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.

Index
Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net loss attributable to common shareholders was $29.7 million, or $2.34 per share, for the nine months ended September 30, 2010 compared with net loss attributable to common shareholders of $1.3 million, or $0.12 per share, for the nine months ended September 30, 2009. Results of operations for the nine months ended September 30, 2010 compared with the same period last year primarily reflect a significant increase in provision for loan losses and an increase in noninterest expense, partially offset by improved net interest income.

Net Interest Income

Net interest income increased from $35.9 million for the nine months ended September 30, 2009 to $38.7 million for the nine months ended September 30, 2010. Average interest-earning assets rose from $1.60 billion for the nine months ended September 30, 2009 to $1.61 billion for the nine months ended September 30, 2010, an increase of 0.9%. Average interest-bearing liabilities rose from $1.39 billion for the nine months ended September 30, 2009 to $1.43 billion for the nine months ended September 30, 2010, an increase of 2.9%. On a fully tax equivalent basis, net interest spread was 3.08% and 2.77% for the nine months ended September 30, 2010 and 2009, respectively. Net interest margin on a tax equivalent basis increased to 3.30% for the nine months ended September 30, 2010 from 3.11% for the nine months ended September 30, 2009. The yield on average interest-earning assets was 5.02% and 5.31% for the nine months ended September 30, 2010 and 2009, respectively, while the interest rate paid on average interest-bearing liabilities for those periods was 1.94% and 2.54%, respectively.

The increase in the net interest margin was primarily due to the significant decline in funding costs through disciplined pricing controls and a declining interest rate environment. Partially offsetting declining funding costs was a significant increase in nonaccrual loans over the past year and the expiration of an interest rate swap on prime-indexed commercial loans. The following two tables set forth certain information regarding the Company’s yield on interest-earning assets and cost of interest-bearing liabilities and the component changes in net interest income:

Index
CAPITAL BANK CORPORATION
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2010 and 2009
Tax Equivalent Basis 1

	September 30, 2010			September 30, 2009
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,369,688	$52,539	5.13%	$1,293,974	$52,313	5.41%
Investment securities 3	220,525	7,987	4.83	276,649	11,200	5.40
Interest-bearing deposits	23,142	37	0.21	28,001	34	0.16
Total interest-earnings assets	1,613,355	$60,563	5.02%	1,598,624	$63,547	5.31%
Cash and due from banks	18,177			15,171
Other assets	107,411			80,917
Allowance for loan losses	(33,136)			(17,731)
Total assets	$1,705,807			$1,676,981

Liabilities and Equity
Savings accounts	$30,445	$30	0.13%	$29,225	$37	0.17%
Interest-bearing demand deposits	330,596	2,168	0.88	362,724	3,449	1.27
Time deposits	874,331	14,240	2.18	814,328	18,110	2.97
Total interest-bearing deposits	1,235,372	16,438	1.78	1,206,277	21,596	2.39
Borrowed funds	158,158	3,446	2.91	138,945	3,923	3.77
Subordinated debt	33,304	830	3.33	30,930	839	3.63
Repurchase agreements	2,068	5	0.32	12,156	20	0.22
Total interest-bearing liabilities	1,428,902	$20,719	1.94%	1,388,308	$26,378	2.54%
Noninterest-bearing deposits	132,058			130,061
Other liabilities	10,585			11,963
Total liabilities	1,571,545			1,530,332
Shareholders’ equity	134,262			146,649
Total liabilities and shareholders’ equity	$1,705,807			$1,676,981

Net interest spread 4			3.08%			2.77%
Tax equivalent adjustment		$1,168			$1,269
Net interest income and net interest margin 5		$39,844	3.30%		$37,169	3.11%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans include mortgage loans held for sale and nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis
Tax Equivalent Basis 1

	Nine Months Ended September 30, 2010 vs. 2009
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(2,607)	$2,833	$226
Investment securities	(1,180)	(2,033)	(3,213)
Federal funds sold	11	(8)	3
Total interest income	(3,776)	792	(2,984)
Interest expense:
Savings and interest-bearing demand deposits and other	(1,078)	(210)	(1,288)
Time deposits	(4,847)	977	(3,870)
Borrowed funds	(896)	419	(477)
Subordinated debt	(68)	59	(9)
Repurchase agreements and federal funds purchased	9	(24)	(15)
Total interest expense	(6,880)	1,221	(5,659)
Increase in net interest income	$3,104	$(429)	$2,675

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans decreased from $52.2 million for the nine months ended September 30, 2009 to $52.1 million for the nine months ended September 30, 2010, a decrease of 0.3%. This decrease was primarily due to lower loan yields, partially offset by growth in the loan portfolio. Average loan balances, which yielded 5.13% and 5.41% in the nine months ended September 30, 2010 and 2009, respectively, increased from $1.29 billion in the nine months ended September 30, 2009 to $1.37 billion in the nine months ended September 30, 2010. The Company’s interest rate swap on prime-indexed commercial loans, which expired in October 2009, increased loan interest income by $3.4 million in the nine months ended September 30, 2009, representing a benefit to net interest margin of 0.28% during the period. The Company received no such benefit in the nine months ended September 30, 2010. A significant increase in loans placed on nonaccrual status during the nine months ended September 30, 2010 also negatively affected loan interest income during the period when compared with the same period one year ago. When loans are placed on nonaccrual status, any accrued but unpaid interest is immediately reversed and has a direct impact on net interest income and net interest margin.

Interest income on investment securities decreased from $10.0 million for the nine months ended September 30, 2009 to $7.3 million for the nine months ended September 30, 2010, a decline of 27.4%. This decrease was due to a decline in the size of the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at book value, decreased from $276.6 million for the nine months ended September 30, 2009 to $220.5 million for the nine months ended September 30, 2010, and the tax equivalent yield on investment securities decreased from 5.40% to 4.83% over the same period. The decrease in average investment balances partially reflects management’s efforts to reduce the duration of the portfolio to mitigate exposure to a potential future rising interest rate environment. Additionally, yields have fallen as prepayments on higher yielding mortgage-backed securities and sales of certain long-dated municipal bonds have been re-invested at lower rates in shorter-dated U.S. government agency debt and other high quality bonds.

Interest expense on deposits decreased from $21.6 million for the nine months ended September 30, 2009 to $16.4 million for the nine months ended September 30, 2010, a decline of 23.9%. The decline is partially due to falling interest-bearing deposit rates from 2.39% for the nine months ended September 30, 2009 to 1.78% for the nine months ended September 30, 2010. For time deposits, which represented 70.8% and 67.5% of total average interest-bearing deposits for the nine months ended September 30, 2010 and 2009, respectively, the average rate decreased from 2.97% for the nine months ended September 30, 2009 to 2.18% for the nine months ended September 30, 2010, reflecting disciplined pricing controls and re-pricing of maturing time deposits in a low interest rate environment. Interest expense on borrowings decreased from $4.8 million for the nine months ended September 30, 2009 to $4.3 million for the nine months ended September 30, 2010, a decline of 10.5%. The average rate paid on average borrowings, including subordinated debt and repurchase agreements, decreased from 3.51% for the nine months ended September 30, 2009 to 2.96% for the nine months ended September 30, 2010.

Index
Provision for Loan Losses

Provision for loan losses for the nine months ended September 30, 2010 totaled $38.5 million, an increase from $11.2 million for the nine months ended September 30, 2009. The loan loss provision has increased compared to the same period last year due to significantly higher levels of nonperforming assets as well as increased charge-off rates as the Company continues making progress resolving problem loans.

Net charge-offs increased from $6.5 million, or 0.67% of average loans, in the first nine months of 2009 to $28.4 million, or 2.76% of average loans, in the first nine months of 2010. Nonperforming assets, which include nonperforming loans and other real estate, increased to 5.32% of total assets as of September 30, 2010 from 2.90% as of December 31, 2009 and from 1.55% as of September 30, 2009. Nonperforming assets, including restructured loans, increased to 5.69% of total assets as of September 30, 2010 from 4.87% as of December 31, 2009 and from 3.23% as of September 30, 2009. Loans past due more than 30 days, excluding nonperforming loans, totaled 1.00% of total loans as of September 30, 2010, an increase from 0.67% as of December 31, 2009 and a decrease from 1.20% as of September 30, 2009.

Noninterest Income

Noninterest income decreased from $8.3 million for the nine months ended September 30, 2009 to $7.5 million for the nine months ended September 30, 2010, a decline of 9.5%. The following table presents the detail of noninterest income and related changes for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$2,468	$2,901	$(433)	(14.9)%
Bank card services	1,479	1,133	346	30.5
Mortgage origination and other loan fees	1,108	1,520	(412)	(27.1)
Brokerage fees	743	468	275	58.8
Bank-owned life insurance	632	1,663	(1,031)	(62.0)
Net gain on investment securities	641	164	477	290.9
Other	474	488	(14)	(2.9)
Total noninterest income	$7,545	$8,337	$(792)	(9.5)%

This decrease in noninterest income was primarily related to a nonrecurring BOLI gain of $913 thousand in the nine months ended September 30, 2009. In addition, service charges and other fees declined by $433 thousand due to a reduction in the volume of overdrawn accounts and non-sufficient funds transactions. Mortgage origination and other loan fees declined by $412 thousand primarily due to fewer prepayment penalties recognized on commercial loans in the nine months ended September 30, 2010, partially offset by increased residential mortgage refinancing activity. Other noninterest income remained relatively unchanged in the period under comparison.

Partially offsetting the decline in noninterest income was an increase of $477 thousand in net gains on investment securities, including sales of debt securities as well as appreciation in fair market value of an equity investment. Additionally, bank card services increased by $346 thousand from a higher volume of debit card transactions. Brokerage fees increased by $275 thousand as a result of improved sales efforts.

Noninterest Expense

Noninterest expense increased from $35.1 million for the nine months ended September 30, 2009 to $39.2 million for the nine months ended September 30, 2010, an increase of 11.5%. The following table presents the detail of noninterest expense and related changes for the nine months ended September 30, 2010 and 2009:

Index
	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$16,637	$16,945	$(308)	(1.8)%
Occupancy	4,418	4,192	226	5.4
Furniture and equipment	2,312	2,340	(28)	(1.2)
Data processing and telecommunications	1,530	1,759	(229)	(13.0)
Advertising and public relations	1,464	940	524	55.7
Office expenses	940	1,043	(103)	(9.9)
Professional fees	1,785	1,171	614	52.4
Business development and travel	937	843	94	11.2
Amortization of core deposit intangible	705	862	(157)	(18.2)
Other real estate and other loan-related losses	3,858	938	2,920	311.3
Directors’ fees	828	1,131	(303)	(26.8)
FDIC deposit insurance	2,028	1,882	146	7.8
Other	1,738	1,081	657	60.8
Total noninterest expense	$39,180	$35,127	$4,053	11.5%

The increase in noninterest expense was primarily due to a $2.9 million increase in other real estate and loan-related costs, of which $1.9 million was related to valuation adjustments to and losses on the sale of other real estate with the remaining increase representing higher loan workout, appraisal and foreclosure costs to resolve problem assets. Occupancy expense increased by $226 thousand primarily due to additional overhead costs incurred as new branches were opened in the Triangle region during the third quarter of 2009.

Further, advertising and public relations expense increased by $524 thousand due in part from radio and television ads promoting the Company’s special financing program for home buyers. Professional fees increased by $614 thousand due to higher legal and audit expense. Business development and travel expenses increased primarily due to marketing efforts associated with the Company’s recently withdrawn public stock offering. FDIC deposit insurance expense rose by $146 thousand with higher deposit insurance assessment rates and growth in insured deposit accounts partially offset by the FDIC’s special assessment on all insured depository institutions in the second quarter of 2009. Other noninterest expense increased by $657 thousand primarily due to legal fees and other professional fees associated with the Company’s recent public stock offering and withdrawn registration statement.

Partially offsetting the increases in noninterest expense, salaries and employee benefits expense decreased by $308 thousand partially due to the suspension of the Company’s 401(k) employer matching contributions in 2009 and partially due to higher levels of deferred loan costs, which decrease expense. Data processing and telecommunications costs dropped by $229 thousand as the Company realized cost savings through renegotiation of certain vendor contracts. Office expense decreased by $103 thousand primarily due to cost savings initiatives within the Company’s branch network and operations areas. Core deposit intangible amortization decreased by $157 thousand as intangible assets acquired in previous acquisitions are amortized on an accelerated method over the expected benefit of the core deposit premium. Directors’ fees decreased by $303 thousand due to acceleration of benefit payments on a retirement plan upon the death of a former director in 2009 and in part due to the board reduction and reorganization in late 2009. Lastly, furniture and equipment expense remained relatively consistent in the period under comparison.

Income Taxes

Income taxes recorded in the nine months ended September 30, 2010 were primarily impacted by net losses before income taxes, which created income tax benefits, offset by valuation allowances recorded against deferred tax assets. The valuation allowance recorded against deferred tax assets totaled $8.8 million in the first nine months of 2010 while there was no valuation allowance recorded against deferred tax assets in the first nine months of 2009.

Index
Analysis of Financial Condition

Overview

The Company’s financial condition is measured in terms of its asset and liability composition as well as asset quality. The fluctuation and composition of the balance sheet during the nine months ended September 30, 2010 reflects a decline in the loan portfolio as the Company focuses on resolving problem loans and capital preservation.

Total assets as of September 30, 2010 were $1.65 billion, a decrease of $85.0 million from $1.73 billion as of December 31, 2009. Earning assets, which represented 95.7% and 94.6% of total assets as of September 30, 2010 and December 31, 2009, respectively, decreased from $1.64 billion as of December 31, 2009 to $1.58 billion as of September 30, 2010. Loans declined from $1.39 billion as of December 31, 2009 to $1.32 billion as of September 30, 2010, a decrease of 4.7%. The declining loan portfolio reflects an effort by the Company to de-leverage its balance sheet to preserve capital and reduce its exposure to certain sectors of the commercial real estate market. Allowance for loan losses was $36.2 million as of September 30, 2010 compared to $26.1 million as of December 31, 2009, representing approximately 2.74% and 1.88%, respectively, of total loans.

Total investment securities decreased by $49.4 million in the first nine months of 2010 as management has continued to sell certain municipal bonds to reduce the duration of its fixed income portfolio and to mitigate its exposure to a potential future rising interest rate environment. The Company’s portfolio has also experienced relatively high levels of paydowns on U.S. government sponsored mortgage-backed securities. The cash surrender value of BOLI policies decreased by $15.9 million in the first nine months of 2010 after the Company surrendered certain BOLI contracts on former employees and directors in the third quarter of 2010 for the purpose of repositioning the BOLI portfolio for capital, liquidity and tax planning purposes.

Total deposits declined from $1.38 billion as of December 31, 2009 to $1.36 billion as of September 30, 2010, a decrease of 1.4%. Savings accounts and time deposits increased by $2.2 million and $31.3 million, respectively, during the nine months ended September 30, 2010 while checking accounts and money market accounts decreased by $7.7 million and $44.4 million, respectively, in the same period. Time deposits represented 64.7% of total deposits at September 30, 2010 compared to 61.6% at December 31, 2009. Borrowings and repurchase agreements decreased by $44.5 million in the first nine months of 2010 as the Company paid off certain short-term borrowings with increased liquidity from paydowns on loans and investment securities as well as the surrender of certain BOLI contracts. Subordinated debt increased from $30.9 million as of December 31, 2009 to $34.3 million as of September 30, 2010 from the private placement offering in the first quarter of 2010.

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $116.1 million as of September 30, 2010. The Company’s accumulated deficit increased by $29.8 million in the first nine months of 2010, reflecting a $28.0 million net loss and dividends and accretion on preferred stock of $1.8 million. Common stock increased primarily due to $5.1 million of proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income, which includes unrealized gains and losses on available-for-sale investment securities, net of tax, increased from $4.0 million as of December 31, 2009 to $4.3 million as of September 30, 2010.

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

The following table presents an analysis of nonperforming assets as of September 30, 2010 and December 31, 2009:

Index
	September 30, 2010		December 31, 2009
(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans:
Commercial real estate	$54,770		$25,593
Consumer real estate	4,824		3,330
Commercial owner occupied	5,194		6,607
Commercial and industrial	3,164		3,974
Consumer	24		8
Other loans	781		–
Total nonaccrual loans	68,757		39,512
Accruing loans greater than 90 days past due	1,169		–
Total nonperforming loans	69,926		39,512
Other real estate:
Construction, land development, and other land	10,313		2,863
1-4 family residential properties	2,764		2,060
1-4 family residential properties sold with 100% financing	1,749		3,314
Commercial properties	2,121		1,199
Closed branch office	918		1,296
Total other real estate	17,865		10,732
Total nonperforming assets	87,791		50,244
Performing restructured loans	6,066		34,177
Total nonperforming assets and restructured loans	$93,857		$84,421

Selected asset quality ratios:
Nonperforming loans to total loans	5.28%		2.84%
Nonperforming assets to total assets	5.32%		2.90%
Nonperforming assets and restructured loans to total assets	5.69%		4.87%
Allowance for loan losses to total loans	2.74%		1.88%
Allowance to nonperforming loans	0.52	X	0.66	X
Allowance to nonperforming loans, net of loans charged down to fair value	4.01	X	1.15	X

Other real estate, which includes foreclosed assets and other real property held for sale, increased to $17.9 million as of September 30, 2010 from $10.7 million as of December 31, 2009. As of September 30, 2010, other real estate included $0.9 million of real estate from a closed branch office held for sale and included $1.7 million of residential properties sold to individuals prior to September 30, 2010 where the Company financed 100% of the purchase price of the home at closing. These financed properties will remain in other real estate until regular payments are made by the borrowers that total at least 5% of the original purchase price, at which time the property will be moved out of other real estate and into the performing mortgage loan portfolio.

The increase in other real estate was primarily due to the repossession of commercial and residential construction and land development properties in the first nine months of 2010. The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties are carried at the lower of carrying value or updated fair value. The Company obtains updated appraisals and/or internal evaluations for all other real estate. The Company considers all other real estate to be classified as Level 2 fair value estimates since values are established based on recent independent appraisals.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings, or TDRs, but can include other loans identified by management as being impaired. Impaired loans totaled $74.9 million and $77.3 million as of September 30, 2010 and December 31, 2009, respectively. The increase in impaired loans is primarily due to weakness experienced in the local economy and real estate markets from the recent economic recession.

Index
The following table summarizes the Company’s impaired loans and TDRs as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
(Dollars in thousands)

Impaired loans:
Impaired loans with related allowance for loan losses	$14,043	$60,490
Impaired loans for which the full loss has been charged off	60,882	16,775
Total impaired loans	74,925	77,265
Allowance for loan losses related to impaired loans	(3,065)	(6,112)
Net carrying value of impaired loans	$71,860	$71,153

Performing TDRs:
Commercial real estate	$1,045	$27,532
Consumer real estate	199	598
Commercial owner occupied	4,359	4,633
Commercial and industrial	285	1,288
Consumer	178	126
Total performing TDRs	$6,066	$34,177

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

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If a loan is restructured a second time, after previously being classified as a TDR, that loan is automatically placed on nonaccrual status. The Company’s policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. Through September 30, 2010, the Company had not restored any nonaccrual loan classified as a TDR to accrual status.

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2010, allowance for loan losses allocated to performing TDRs totaled $1.5 million. Outstanding nonperforming TDRs and their related allowance for loan losses totaled $19.9 million and $0.9 million, respectively, as of September 30, 2010.

Index
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

Impaired loans on borrower relationships over $750 thousand totaled $62.0 million and $69.4 million as of September 30, 2010 and December 31, 2009, respectively, with specific reserves of $1.9 million and $5.7 million, respectively. Specific reserves represented 3.1% and 8.2% of impaired loan balances as of September 30, 2010 and December 31, 2009, respectively. Specific reserves represented 24.3% and 10.6% of impaired loan balances, net of impaired loans charged down to estimated market value, as of September 30, 2010 and December 31, 2009, respectively. These loans were evaluated for impairment and valued individually. Given the Company’s concentration in real estate lending, the vast majority of impaired loans are collateral dependent and are therefore valued based on underlying collateral values. In the case of unsecured loans that become impaired, principal balances are fully charged off. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established.

For impaired loans on borrower relationships less than $750 thousand where legal action has been taken to foreclose, impairment is evaluated on an individual basis and the loan is charged down to estimated fair value. Impaired loans on relationships less than $750 thousand charged down to estimated fair value totaled $6.6 million and $3.1 million as of September 30, 2010 and December 31, 2009, respectively. For impaired loans on borrower relationships less than $750 thousand classified as TDRs, impairment is evaluated on an individual basis and a specific reserve is established for each relationship. Impaired loans less than $750 thousand classified as a TDR totaled $2.4 million as of September 30, 2010, with associated reserves of $0.5 million.

For most impaired loans evaluated individually, the fair value of underlying collateral is generally estimated based on a current independent appraised value, adjusted for estimated holding and selling costs. These are considered Level 2 fair value estimates. For certain impaired loans where appraisals are aged or where market conditions have significantly changed since the appraisal date, a further reduction is made to appraised value to arrive at the fair value of collateral. These are considered Level 3 fair value estimates. In other situations, management will use broker price opinions, internal valuations or other valuation sources. These are also considered Level 3 fair value estimates. Of the $71.9 million in estimated fair value of impaired loans evaluated and valued on an individual basis as of September 30, 2010, $67.5 million were valued based on current independent appraisals and $4.4 million were valued based on a combination of internal valuations and other valuation sources. Internal valuations are used primarily for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. For any impaired loan where a specific reserve has previously been established, or where a partial charge-off has been recorded, an updated appraisal that reflects a further decline in value will result in an additional reserve or partial charge-off during the current period.

Impaired loans on borrower relationships less than $750 thousand not evaluated individually for impairment totaled $3.9 million and $4.8 million as of September 30, 2010 and December 31, 2009, respectively, with associated reserves of $0.7 million and $0.4 million, respectively. Reserves on these loans were based on loss percentages applied to pools of loans stratified by common risk rating and loan type.

Index
General reserves are determined by applying loss percentages to pools of loans that are grouped according to loan type and internal risk ratings. Loss percentages are based on the Company’s historical default and charge-off experience in each pool and management’s consideration of environmental factors. As of September 30, 2010, the Company used two years of charge-off history for purposes of calculating general reserve rates. Nonperforming loans and net charge-offs have significantly increased over recent quarters, particularly in the commercial real estate portfolio. Such increases have directly impacted loss percentages and the resulting allowance for loan losses for each loan pool.

The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The following table presents an analysis of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in thousands)

Allowance for loan losses, beginning of period	$35,762	$18,602	$26,081	$14,795
Net charge-offs:
Loans charged off:
Commercial real estate	2,244	978	17,568	3,217
Consumer real estate	236	137	2,522	1,345
Commercial owner occupied	287	495	2,173	668
Commercial and industrial	4,078	920	6,420	1,202
Consumer	18	145	212	222
Other loans	–	–	209	–
Total charge-offs	6,863	2,675	29,104	6,654
Recoveries of loans previously charged off:
Commercial real estate	503	1	598	11
Consumer real estate	22	–	50	14
Commercial owner occupied	10	–	10	–
Commercial and industrial	44	1	61	62
Consumer	8	18	19	41
Other loans	–	–	–	–
Total recoveries	587	20	738	128
Total net charge-offs	6,276	2,655	28,366	6,526
Provision for loan losses	6,763	3,564	38,534	11,242
Allowance for loan losses, end of period	$36,249	$19,511	$36,249	$19,511

Net charge-offs to average loans (annualized)	1.87%	0.80%	2.76%	0.67%

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

Index
Supplemental Commercial Real Estate Analysis

Residential Acquisition, Development and Construction Loan Analysis by Type:
	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

September 30, 2010
Loans outstanding	$122,147	$86,529	$208,676
Nonaccrual loans	38,179	2,259	40,438
Allowance for loan losses	4,594	3,640	8,234
YTD net charge-offs	12,221	2,902	15,123

Loans outstanding to total loans	9.22%	6.53%	15.75%
Nonaccrual loans to loans in category	31.26	2.61	19.38
Allowance to loans in category	3.76	4.21	3.95
YTD net charge-offs to average loans in category (annualized)	11.44	4.13	8.54

December 31, 2009
Loans outstanding	$162,733	$100,724	$263,457
Nonaccrual loans	16,935	7,102	24,037
Allowance for loan losses	7,569	1,707	9,276

Loans outstanding to total loans	11.70%	7.24%	18.95%
Nonaccrual loans to loans in category	10.41	7.05	9.12
Allowance to loans in category	4.65	1.69	3.52

Residential Acquisition, Development and Construction Loan Analysis by Region:

	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

September 30, 2010
Triangle	$156,527	75.01%	$34,410	21.98%	$6,176	3.95%
Sandhills	24,907	11.94	977	3.92	870	3.49
Triad	4,676	2.24	–	–	217	4.64
Western	22,566	10.81	5,051	22.38	971	4.30
Total	$208,676	100.00%	$40,438	19.38%	$8,234	3.95%

December 31, 2009
Triangle	$185,319	70.34%	$14,349	7.74%	$7,325	3.95%
Sandhills	31,257	11.86	–	–	412	1.32
Triad	5,509	2.09	106	1.92	86	1.56
Western	41,372	15.71	9,582	23.16	1,453	3.51
Total	$263,457	100.00%	$24,037	9.12%	$9,276	3.52%

Index
Other Commercial Real Estate Loan Analysis by Type:

	Commercial Land / Development	Commercial Construction	Multifamily	Other Non- Residential CRE	Total
(Dollars in thousands)

September 30, 2010
Loans outstanding	$121,996	$61,077	$40,545	$234,090	$457,708
Nonaccrual loans	9,761	–	–	4,571	14,332
Allowance for loan losses	3,420	1,439	581	4,808	10,248
YTD net charge-offs	1,537	(1)	10	301	1,847

Loans outstanding to total loans	9.21%	4.61%	3.06%	17.67%	34.55%
Nonaccrual loans to loans in category	8.00	–	–	1.95	3.13
Allowance to loans in category	2.80	2.36	1.43	2.05	2.24
YTD net charge-offs to average loans in category (annualized)	1.63	0.00	0.03	0.18	0.83

December 31, 2009
Loans outstanding	$128,745	$59,918	$43,379	$202,295	$434,337
Nonaccrual loans	529	–	325	702	1,556
Allowance for loan losses	1,732	462	474	3,043	5,711

Loans outstanding to total loans	9.26%	4.31%	3.12%	14.55%	31.24%
Nonaccrual loans to loans in category	0.41	–	0.75	0.35	0.36
Allowance to loans in category	1.35	0.77	1.09	1.50	1.31

Other Commercial Real Estate Loan Analysis by Region:

	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

September 30, 2010
Triangle	$293,894	64.21%	$13,633	4.64%	$6,597	2.24%
Sandhills	66,326	14.49	610	0.92	1,843	2.78
Triad	40,623	8.88	–	–	854	2.10
Western	56,865	12.42	89	0.16	954	1.68
Total	$457,708	100.00%	$14,332	3.13%	$10,248	2.24%

December 31, 2009
Triangle	$281,664	64.85%	$361	0.13%	$3,653	1.30%
Sandhills	60,593	13.95	605	1.00	937	1.55
Triad	35,987	8.29	41	0.11	576	1.60
Western	56,093	12.91	549	0.98	545	0.97
Total	$434,337	100.00%	$1,556	0.36%	$5,711	1.31%

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

Index
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

As of September 30, 2010, the Company had a total of 28 loans funded by an interest reserve with total outstanding balances of $63.4 million, representing approximately 5% of total outstanding loans. Total commitments on these loans equaled $74.6 million with total remaining interest reserves of $2.0 million, representing a weighted average term of approximately eight months of remaining interest coverage. The following table summarizes the Company’s residential and commercial acquisition, development and construction, or ADC, loans with active interest reserves 1 as of September 30, 2010 and December 31, 2009:

	Outstanding Balance	Committed Balance	Number of Loans	Remaining Reserves
(Dollars in thousands)

September 30, 2010
Residential	$28,138	$29,102	14	$584
Commercial	35,281	45,487	14	1,448
Total	$63,419	$74,589	28	$2,032

December 31, 2009
Residential	$69,698	$75,068	31	$1,449
Commercial	72,565	103,734	19	3,547
Total	$142,263	$178,802	50	$4,996

1	Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

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

To be categorized as well capitalized, the Company and the Bank each must maintain minimum capital amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and the minimum requirements to be well capitalized are presented in the following table:

Index

	Actual		Minimum Requirements To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$145,645	10.50%	$138,647	10.00%
Tier I capital (to risk-weighted assets)	124,678	8.99	83,188	6.00
Tier I capital (to average assets)	124,678	7.56	82,435	5.00

Capital Bank:
Total capital (to risk-weighted assets)	$143,973	10.40%	$138,481	10.00%
Tier I capital (to risk-weighted assets)	123,026	8.88	83,088	6.00
Tier I capital (to average assets)	123,026	7.47	82,388	5.00

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $116.1 million as of September 30, 2010. The Company’s accumulated deficit increased by $29.8 million in the first nine months of 2010, reflecting a $28.0 million net loss and dividends and accretion on preferred stock of $1.8 million. Common stock increased primarily due to $5.1 million of proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income, which includes unrealized gains and losses on available-for-sale investment securities, net of tax, increased from $4.0 million as of December 31, 2009 to $4.3 million as of September 30, 2010.

As of September 30, 2010, the Company had a leverage ratio of 7.56%, a Tier 1 capital ratio of 8.99%, and a total risk-based capital ratio of 10.50%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank. The Company’s tangible equity to tangible assets ratio decreased from 7.91% as of December 31, 2009 to 6.92% as of September 30, 2010, and its tangible common equity to tangible assets ratio declined from 5.53% as of December 31, 2009 to 4.42% as of September 30, 2010.

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

On July 30, 2010, the Company announced its intention to commence a public offering of 34.5 million shares of its common stock. On September 30, 2010, the Company announced that the public offering and the related registration statement had been withdrawn in order to pursue certain other alternatives.

Index
On October 28, 2010, the Company entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation and the North Carolina Commissioner of Banks. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a forma written agreement or order. In accordance with the terms of the MOU, the Company has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities.

In 2009, we began pursuing capital raising opportunities including the withdrawn public offerings and private placements summarized above in an attempt to inject additional capital into the Bank and to maintain compliance with required regulatory capital ratios. On November 4, 2010, the Company announced its entry into an Investment Agreement whereby North American Financial Holdings, Inc. (“NAFH”) has agreed to purchase 71.0 million shares of the Company’s common stock for a purchase price of $2.55 per share, for a total investment of approximately $181 million. NAFH also agreed to issue a non-transferable contingent value right that will attach to each share of the Company’s common stock outstanding as of a specified record date (other than shares of common stock held by NAFH) that will provide existing shareholders with the opportunity to receive up to $0.75 per share five years from the closing date of the proposed transaction, depending on the level of loan charge-offs during that five-year period. After giving effect to the NAFH investment, NAFH would own approximately 85% of the Company’s outstanding shares of common stock. The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 5.0 million shares of common stock at a price of $2.55 per share. Further, NAFH would have the right to conduct a tender offer at any time to purchase up to 5.25 million shares of the Company’s common stock at a price not less than $2.55 per share. Upon closing of the investment, R. Eugene Taylor, NAFH’s CEO, and Christopher G. Marshall, NAFH’s CFO, will be added to the management team as the Company’s CEO and CFO and members of the Company’s Board of Directors upon closing of the investment transaction. B. Grant Yarber and Michael R. Moore are expected to remain in senior executive roles at Capital Bank. The Company’s Board of Directors will be reconstituted with a combination of two existing members and new NAFH-designated Board members.

The investment is subject to satisfaction or waiver of certain closing conditions, including shareholder approval of the terms of the investment and an increase in our authorized shares of common stock under our Articles of Incorporation, reaching an agreement with the U.S. Department of the Treasury to repurchase the preferred stock and warrant issued under the Troubled Asset Relief Program Capital Purchase Program on terms acceptable to NAFH, and the receipt by NAFH and the Company of the requisite governmental and regulatory approvals. While the NAFH investment is expected to close in the first quarter of 2011, there is no assurance it will close during such quarter, or ever. At this time, all the applications required to be filed with regulatory agencies have been filed and we have not reached an agreement on the significant terms on the repurchase of the Preferred Stock and warrant issued to the Treasury under the TARP Capital Purchase Program. Upon consummation of the investment it is estimated that both the Company and the Bank will be well capitalized and the Bank will be in compliance with the required capital ratios under the MOU.

If the investment by NAFH is not consummated, the Board of Directors and management team intend to seek other strategic alternatives including but not limited to the sale of certain assets, a private or public offering, the sale of all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired. There is no assurance the Company will be successful in entering into any agreement or closing such an alternative transaction, and there is no assurance that the Company will be able to comply with the terms of the MOU.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure compliance with those requirements. As of September 30, 2010, the Company met all of its regulatory liquidity requirements.

The Company had $68.1 million in its most liquid assets, cash and cash equivalents, as of September 30, 2010. The Company’s principal sources of funds are loan repayments, deposits, short-term borrowings, capital and, to a lesser extent, investment repayments. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.15 billion, or 69.8%, of total assets as of September 30, 2010 compared to $1.18 billion, or 67.8%, of total assets as of December 31, 2009.

Index
Additional sources of liquidity are available to the Company through the Federal Reserve Bank, or FRB, and through membership in the Federal Home Loan Bank, or FHLB, system. As of September 30, 2010, the Company had a maximum and available borrowing capacity of $105.2 million and $6.5 million, respectively, through the FHLB. These funds can be made available with various maturities and interest rate structures. Borrowings with the FHLB are collateralized by a blanket lien on certain qualifying assets. The Company also maintains a credit line at the FRB’s discount window that is used for short-term funding needs and as an additional source of available liquidity. As of September 30, 2010, the Company had a maximum and available borrowing capacity of $96.2 million at the discount window. Available credit at the discount window is collateralized by eligible commercial construction and commercial and industrial loans. The Company also maintains off-balance sheet liquidity from other sources such as federal funds lines, repurchase agreement lines and through brokered deposit sources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2009 to September 30, 2010.

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

Item 4T.  Controls and Procedures

Not applicable.

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

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including EESA, ARRA, TARP and the Dodd-Frank Act, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

A significant portion of our loan portfolio is secured by real estate. As of September 30, 2010, approximately 84% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. As of September 30, 2010, these loans totaled $391.7 million, or 30% of our total loan portfolio. Approximately $86.5 million of this amount was for construction of residential properties and $61.1 million was for construction of commercial properties. Additionally, approximately $163.6 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $80.5 million, or 6% of our portfolio, as of September 30, 2010.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. As of September 30, 2010, $71.0 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies.

Index
Nonperforming real estate land loans, construction loans and acquisition and development loans totaled $50.2 million and $24.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

As of September 30, 2010, our non-owner occupied commercial real estate loans totaled $274.6 million, or 21% of our total loan portfolio. Nonperforming non-owner occupied commercial real estate loans totaled $4.6 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively.

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

As of September 30, 2010, our commercial business loans totaled $345.5 million, or 26% of our total loan portfolio. Of this amount, $180.0 million was secured by owner-occupied real estate and $165.5 million was secured by business assets. Nonperforming commercial business loans totaled $8.4 million and $10.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

Index
As of September 30, 2010, we had a total of 28 active residential and commercial acquisition, development and construction loans funded by an interest reserve with a total outstanding balance of $63.4 million, representing approximately 5% of our total outstanding loans. Total commitments on these loans equaled $74.6 million with total remaining interest reserves of $2.0 million, representing a weighted average term of approximately eight months of remaining interest coverage.

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

For the nine months ended September 30, 2010, we recorded a provision for loan losses of $38.5 million compared to $11.2 million for the nine months ended September 30, 2009, an increase of $27.3 million. We also recorded net loan charge-offs of $28.4 million for the nine months ended September 30, 2010 compared to $6.5 million for the nine months ended September 30, 2009. As of September 30, 2010 and December 31, 2009, our allowance for loan losses totaled $36.2 million and $26.1 million, respectively, which represented 52% and 66% of nonperforming loans, respectively. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.

Index
Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 3% of our nonperforming loans as of September 30, 2010. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. We are experiencing increasing loan delinquencies and credit losses. As of September 30, 2010, our total nonperforming loans increased to $69.9 million, or 5.28% of total loans, compared to $18.5 million, or 1.36% of total loans, as of September 30, 2009. As of September 30, 2010, our total past due loans, excluding nonperforming loans, increased to $13.2 million, or 1.00% of total loans, compared to $9.3 million, or 0.67% of total loans, as of December 31, 2009 and decreased from $16.3 million, or 1.20% of total loans, as of September 30, 2009. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we may continue to experience increased delinquencies and credit losses. As a result, we may be required to make additional provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We have extended the maturity date and terms of a large amount of loans, which could increase the level of our troubled debt restructured loans.

A significant portion of our loans are renewed, or extended, upon maturity. As a prudent risk management strategy, in certain situations we prefer to fund loans with a relatively short maturity date, which provides us with the flexibility of reviewing the borrower’s financial condition and the appropriateness of loan terms on a more frequent basis. Upon renewal, loans are underwritten in the same manner and pursuant to the same approval process as a new loan origination. As of September 30, 2010, December 31, 2009, and September 30, 2009, loans outstanding totaling $720.4 million, $708.6 million, and $709.3 million, respectively, had been renewed or had terms extended at a previous maturity date.

While this practice provides certain benefits and flexibility to us as the lender, the extension or renewal of loans carries certain risks. If interest rates or other terms are modified upon extension of credit or if loan terms are renewed in situations where the borrower is experiencing financial difficulty and a concession is granted, the modification or renewal may require classification as a TDR.

In accordance with accounting standards, we classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Our practice is to only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute their business plans. With respect to restructured loans, we grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms are also combined with a reduction of the stated interest rate in certain cases. In situations where a TDR is unsuccessful and the borrower is unable satisfy the terms of the restructured agreement, the loan is placed on nonaccrual status and is written down to the underlying collateral value. As of September 30, 2010, December 31, 2009, and September 30, 2009, performing and nonperforming TDRs totaled $26.0 million, $50.3 million, and $38.1 million, respectively. As of September 30, 2010, December 31, 2009, and September 30, 2009, performing TDRs totaled $6.1 million, $34.2 million, and $29.0 million, respectively.

We continue to hold and acquire a significant amount of other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate” or “ORE” property. At September 30, 2010, we had ORE with an aggregate book value of $17.9 million, compared to $10.7 million at December 31, 2009 and $8.4 million at September 30, 2009. Increased ORE balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with ORE, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in ORE. Any further decrease in real estate market prices may lead to additional ORE write downs, with a corresponding expense in our statement of operations. We evaluate ORE properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with ORE and any further property write downs could have a material adverse effect on our financial condition and results of operations.

Index
Future losses may result in an increase to the valuation allowance on our deferred tax assets.

As of September 30, 2010, we had deferred tax assets of $15.2 million, net of an $8.8 million valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, as of September 30, 2010, it was more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets not covered by the valuation allowance. This opinion was based on forecasted levels of pre-tax book income over a three-year period. However, we reached a cumulative three-year pre-tax loss position (excluding a goodwill impairment charge in 2008) during the first quarter of 2010. A cumulative loss position makes it more difficult for management to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. Future losses and a continuing cumulative loss period may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact results of operations.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 58% of our loans were variable rate loans as of September 30, 2010, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

The fair value of our investments could decline.

The majority of our investment portfolio as of September 30, 2010 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. As of September 30, 2010, we maintained $184.7 million, or 94%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

We have entered into an MOU, and failure to comply with the terms of the MOU may result in adverse consequences.

On October 28, 2010, the Company entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation and the North Carolina Commissioner of Banks. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Regulatory oversight and actions are on the rise as a result of the current severe economic conditions and the related impact on the banking industry, specifically real estate loans.

In accordance with the terms of the MOU, the Company has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. The MOU may limit our ability to commit capital resources as we are required to preserve capital to meet the MOU’s requirements.

We are committed to expeditiously addressing and resolving all the issues raised in the MOU, and our Board of Directors and management have already initiated actions to comply with its provisions, including entering into a definitive agreement with NAFH to raise capital. A material failure to comply with the terms of the MOU, including the failure of our transaction with NAFH to close, could subject us to additional regulatory actions, including a cease and desist order or other action, and further regulation, which may have a material adverse effect on our future business, results of operations and financial condition.

Index
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

Risks Related to Proposed Investment by NAFH

The NAFH investment is subject to closing conditions, which if not satisfied or waived, will result in the investment not being completed, which may result in adverse consequences.

The NAFH investment agreement is subject to closing conditions that, if not satisfied, will prevent the investment from being completed. A summary discussion of the most significant of such conditions is as follows:

•	Certain retail deposits of the Bank shall not have decreased by more than 20% from the amount thereof as of September 30, 2010.

•
Charge-offs shall not exceed $30,000,000 for any completed calendar quarter and shall not exceed an amount equal to $30,000,000 pro-rated by the number of days in the interim quarterly period for the interim quarterly period ending five calendar days prior to closing.

•	We are required to enter into an agreement with the Treasury to redeem all shares of the Series A Preferred and all the Warrants issued to the Treasury on terms specified in the investment agreement.

•
Our shareholders are required to approve the transaction under NASDAQ rules and are required to approve an amendment to our Articles of Incorporation to increase the number of shares of common stock authorized for issuance.

•	NAFH must receive the requisite approvals and consents for the investment from governmental agencies. NAFH has filed applications seeking these approvals and consents.

•
Our representation and warranties must be true and correct, except where the failure to be true and correct, individually or in the aggregate, has not had or would not reasonably be expected to have a material adverse effect.

•	We are required to perform in all material respects, our pre-closing obligations under the investment agreement.

•	We shall not have experienced any events which caused a material adverse effect.

Index
The agreement is also subject to other conditions that may prevent, delay or otherwise materially adversely affect the consummation of the investment. We cannot predict whether or when these conditions of closing will be satisfied, and a failure to consummate the investment may result in material adverse consequences to our business, results of operations and financial condition.

Regulatory approvals for the NAFH investment may not be received, may take longer that expected or may impose burdensome conditions or conditions that cannot be met.

Before the NAFH transaction may be completed, various approvals or consents must be obtained from the North Carolina Commissioner of Banks and the Federal Reserve. These governmental agencies may impose conditions on the investment or require changes to the terms of the agreement. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or precluding the closing of the investment or imposing additional costs, any of which might impose burdensome conditions which may not be agreeable.

The NAFH investment agreement limits our ability to pursue other capital raising alternatives.

The NAFH investment agreement contains provisions limiting our ability to solicit or negotiate any acquisition proposals other than the transactions under this agreement. Violation of this provision could result in the obligation for us to pay an expense reimbursement up to $500,000 and a termination fee equal to $5 million. These provisions could discourage other entities from trying to invest in or acquire us even though those entities might be willing to invest or acquire us under more favorable terms than those offered by NAFH.

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

Our authorized capital includes 50,000,000 shares of common stock. As of September 30, 2010, we had 12,880,954 shares of common stock outstanding and had reserved for issuance 313,420 shares underlying options that are or may become exercisable at an average price of $12.05 per share. In addition, as of September 30, 2010, we had the ability to issue 598,859 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Index
Our current shareholders will have a reduced ownership and voting interest after the investment and will exercise less influence over management.

Under the terms of the NAFH agreement, we agreed to sell 71.0 million shares of our common stock to NAFH at a price of $2.55 per share for an aggregate investment of approximately $181 million. After giving effect to the NAFH investment it is expected that NAFH would own approximately 85% of our outstanding shares of common stock. Accordingly, our current shareholders will have less influence on our management due to a dilution of their ownership percentage. We can give no assurance that the issuance of such substantial amounts of stock will not cause the price of our common stock to decline.

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

Index
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

Certain “control” acquisitions of our common stock could require an acquiring entity to be subject to regulation as a “bank holding company” or an acquiring entity or person to obtain the prior approval of the Federal Reserve.

Any company owning, controlling or having the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over our management and policies or those of the Bank, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or such non-banking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our outstanding common stock and (2) any person may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our outstanding common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended September 30, 2010 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the three months ended September 30, 2010.

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 15th day of November 2010.

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