Form 10-K
period 2010-12-31
CAPITAL BANK CORP
filed 2011-03-15
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock, no par value per share, as of June 30, 2010, held by those persons deemed by the registrant to be non-affiliates was approximately $32,245,730 (9,921,763 shares held by non-affiliates at $3.25 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 11, 2011 there were 85,491,011 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated		Where

1.	Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011	Part III

Index
CAPITAL BANK CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2010

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

ITEM 1.  BUSINESS

General

Capital Bank Corporation is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank, a state-chartered banking corporation that was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Company also serves as the holding company for CB Trustee, LLC and has interests in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the “Trusts”). These Trusts are not consolidated with the financial statements of the Company. CB Trustee, LLC was established to facilitate the administration of deeds of trust relating to real property used as collateral to secure loans made by the Bank and has no assets, liabilities, operational income or expenses. Capital Bank Investment Services, Inc. currently has no operations and is inactive, but remains a subsidiary of the Company.

Capital Bank is a community bank engaged in the general commercial banking business, primarily in markets in central and western North Carolina. As of December 31, 2010, the Company had assets of approximately $1.6 billion, $1.3 billion in loans, $1.3 billion in deposits, and $76.7 million in shareholders’ equity. The Company’s corporate office is located at 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, and its telephone number is (919) 645-6400. The Bank operates 32 branch offices in North Carolina: five branch offices in Raleigh, four in Asheville, four in Fayetteville, three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Siler City, Pittsboro, Wake Forest and Zebulon.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement and automobiles; equity lines of credit; mortgage loans; credit loans; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers and remote deposit capture; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. Through a partnership between the Bank’s financial services division and Capital Investment Companies, an unaffiliated Raleigh, North Carolina-based broker-dealer, the Bank also makes available a complete line of uninsured investment products and services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the FDIC.

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

Index
Transaction with North American Financial Holdings, Inc.

On January 28, 2011, the Company completed the issuance and sale to North American Financial Holdings, Inc. (“NAFH”) of 71,000,000 shares of common stock for $181,050,000 in cash (the “Investment”). As a result of the Investment and following the completion of the Company’s rights offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. The Company’s shareholders approved the issuance of such shares to NAFH, and an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 300,000,000 shares from 50,000,000 shares, at a special meeting of shareholders held on December 16, 2010. In connection with the investment, each existing Company shareholder received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the investment, pursuant to an agreement among NAFH, the U.S. Treasury Department (“Treasury”), and the Company, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the Treasury in connection with the Troubled Asset Relief Program (“TARP”) were repurchased (the “TARP Repurchase”). Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed by the terms of the Series A Preferred Stock, or certain regulatory provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) that are imposed on TARP recipients.

Pursuant to the Investment Agreement, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations (the “Rights Offering”). 1,613,165 shares of the Company’s common stock were issued in exchange for $4,113,570.75 upon completion of the Rights Offering on March 11, 2011.

Upon closing of the investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and members of the Company’s Board of Directors. In addition to the aforementioned members of NAFH management, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins) and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

Lending Activities

The Bank originates a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes and loans to municipalities. A significant portion of the loan portfolio is related to real estate. The economic trends in the areas served by the Bank are influenced by the significant industries within the regions. Consistent with the Company’s emphasis on being a community-oriented financial institution, most of its lending activity is with customers located in and around counties in which it has banking offices. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to its loan policies as approved annually by the Board of Directors. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting underwriting criteria. Credit risk is managed through a number of methods including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans, and coding of all loans by purpose, class and collateral type. The Company also seeks to focus on underwriting loans that enhance a balanced, diversified portfolio. Management analyzes the Bank’s commercial real estate concentrations by market region on a regular basis in an attempt to prevent over-exposure to any one type of commercial real estate loan and incorporates third party real estate and market analysis to monitor market conditions.

The Company believes that early detection of potential credit problems through regular contact with the Bank’s clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. Management has designed an active system for the purpose of identifying problem loans and managing the quality of the portfolio. This system includes a problem loan detection program, which is designed to prioritize potential problem loans at an early stage to enable timely solutions by senior management. Under this program, loans that are projected to be 30 or more days past due at month-end are reviewed on a weekly basis. Additionally, the Bank employs a loan review department that audits a minimum of 25% of commercial loan commitments annually, concentrating on potentially high risk portions of the portfolio, a sample of each consumer loan officer’s loan portfolio and all unsecured commercial loans greater than $500,000. All findings are reported to senior management and the Audit Committee of the Board of Directors. The Bank has recently enhanced its loan review function to include an annual review of all loans in excess of $500,000. Another part of the Company’s approach to proactively managing credit quality is to aggressively work with customers for which a problem loan has been identified to potentially resolve issues before defaults result.

Index
The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table:

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$806,184	64%	$892,523	64%	$803,634	64%	$708,768	65%	$638,492	64%
Consumer real estate	262,955	21	262,503	19	235,688	19	196,706	18	195,853	19
Commercial and industrial	145,435	12	183,733	13	186,474	15	169,389	15	155,673	15
Consumer	6,163	1	9,692	1	11,215	1	13,540	1	12,246	1
Other loans	33,742	2	41,851	3	17,357	1	6,704	1	5,788	1
	$1,254,479	100%	$1,390,302	100%	$1,254,368	100%	$1,095,107	100%	$1,008,052	100%

Investing Activities

Investment securities represent a significant portion of the Company’s assets. The Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities.

The Bank’s investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by the Company’s Risk Committee, which meets regularly to review the economic environment and establish investment strategies. The Risk Committee also has much broader responsibilities, which are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” contained elsewhere in this report.

Investment strategies are reviewed by the Risk Committee based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Funding Activities

Deposits are the primary source of funds for lending and investing activities, and their cost is the largest category of interest expense. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. The Company’s funding activities are monitored and governed through the Company’s overall asset/liability management process, which is further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” contained elsewhere in this report. The Company conducts its funding activities in compliance with all applicable laws and regulations.

Deposits are attracted principally from clients within the Bank’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, the Bank gathers a portion of its deposit base through brokered deposits. At December 31, 2010, brokered deposits represented approximately 8% of the Company’s total deposits compared to 5% at December 31, 2009.

Index
The types and mix of deposit accounts for the past five years ended December 31 are shown on the following table:

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand, noninterest checking	$116,113	9%	$141,069	10%	$125,281	10%	$114,780	10%	$120,945	11%
NOW accounts	185,782	14	175,084	13	144,985	11	119,299	11	109,692	11
Money market accounts	137,422	10	184,146	13	212,780	16	229,560	21	221,502	21
Savings accounts	30,639	2	28,958	2	28,726	2	32,399	3	35,049	3
Time deposits	873,330	65	848,708	62	803,542	61	602,660	55	568,021	54
	$1,343,286	100%	$1,377,965	100%	$1,315,314	100%	$1,098,698	100%	$1,055,209	100%

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

Market Area and Competition

Capital Bank’s primary markets are in central and western North Carolina. The Bank’s Triangle market includes operations in Wake, Johnston and Granville counties. The Triangle, which includes Raleigh, North Carolina’s capital, as well as Chapel Hill, Durham and Research Triangle Park, has a well-diversified economic base with a mixture of businesses, universities, and large medical institutions. The Bank’s Sandhills market includes operations in Cumberland, Lee and Chatham counties. The Sandhills market, which includes the city of Fayetteville, has a large military community and is home to Fort Bragg, the largest global Army installation with 10% of the Army’s active forces. Fayetteville and the surrounding Sandhills market have in recent years experienced significant growth due to the 2005 Base Realignment and Closure process (“BRAC”). Lee and Chatham counties are also significant centers for various industries, including agriculture, manufacturing, lumber and tobacco. The Bank’s Triad market includes operations in Alamance County, which has a diversified economic base, comprised primarily of manufacturing, agriculture, retail and wholesale trade, government, services and utilities. The Bank’s Western market includes operations in Buncombe and Catawba counties. Catawba County, which includes the town of Hickory, is a regional center for manufacturing and wholesale trade. The economic base of the city of Asheville, in Buncombe County, is comprised primarily of services, health care, tourism and manufacturing.

Local economic conditions in the markets that the Bank serves affect the Bank’s results of operations and, as a result, the Company’s results of operations. The following tables present certain important economic indicators at the latest date available for regions in which the Bank has branches:

Unemployment Rate:

Region	12/08	12/09	12/10	% Change 2008–2010	% Change 2009–2010
United States	7.1%	9.7%	9.1%	28.2%	-6.2%
North Carolina	8.2%	11.1%	9.7%	18.3%	-12.6%
Triangle:
Raleigh/Cary MSA	6.2%	9.0%	7.8%	25.8%	-13.3%
Sandhills:
Fayetteville MSA	7.2%	9.3%	9.0%	25.0%	-3.2%
Triad:
Burlington MSA	8.8%	12.5%	10.1%	14.8%	-19.2%
Western:
Asheville MSA	6.4%	9.0%	7.9%	23.4%	-12.2%
Hickory/Lenoir/Morganton MSA	10.2%	14.9%	12.4%	21.6%	-16.8%

Source: North Carolina Employment Security Commission (NC ESC)

Index
Median Household Income:

Region	2009
United States (1)	$49,777
North Carolina (2)	$60,434
Triangle:
Granville County (2)	$50,698
Johnston County (2)	$54,089
Wake County (2)	$75,682
Sandhills:
Chatham County (2)	$54,654
Cumberland County (2)	$50,583
Lee County (2)	$49,375
Triad:
Alamance County (2)	$50,579
Western:
Buncombe County (2)	$47,450
Catawba County (2)	$51,200

Bankruptcy Filings(3)(4) (Business and Individual):

Region	2009	2010	% Change
United States	1,402,816	1,593,081	8.1%
North Carolina	27,740	26,674	-3.8%
North Carolina – Eastern District	11,702	10,760	-8.0%
North Carolina – Middle District	7,520	7,160	-4.8%
North Carolina – Western District	8,518	8,754	2.8%

(1)
Source: Report, “Income, Poverty, and Health Insurance Coverage in the United States: 2009”. Released by the US Census Bureau/US Dept. of Commerce-Economics and Statistics Administration, September 2010.

(2)	Source: NC Dept. of Commerce, Economic Development Intelligence System (EDIS)
(3)	Source: United States Courts
(4)	Bankruptcy data is for the 12-month period ended December 31, 2010 and 2009.

Commercial banking in North Carolina is extremely competitive. The Company competes in its market areas with some of the largest banking organizations in the state and the country, other community financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Company’s competitors have broader geographic markets, easier access to capital and lower cost funding, and higher lending limits than the Company; and are also able to provide more services and make greater use of media advertising.

Despite the competition in its market areas, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company believes that its primary competitive advantages are its strong local identity and affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business enterprises, professionals and upper-income individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Company relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of December 31, 2010, the Company employed 406 persons, of which 389 were full-time and 17 were part-time. None of the Company’s employees are represented by a collective bargaining unit or agreement. The Company considers relations with its employees to be good.

Index
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

On October 28, 2010, the Bank entered into an informal Memorandum of Understanding with the FDIC and the NC Commissioner. In accordance with the terms of the MOU, the Bank has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. In addition, the Bank must obtain regulatory approval prior to paying any dividends to the Company. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt.

The Company is also regulated by the SEC as a result of its publicly traded common stock. The regulatory compliance burden of being a publicly traded company has increased significantly over the last decade.

Holding Company Regulation

General

The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHCA”). As such, the Company and the Bank are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of a bank holding company; (iii) acquiring all or substantially all of the assets of any bank; or (iv) merging or consolidating with any other bank holding company.

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

The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Additional Restrictions and Oversight

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

Index
Under the provisions of North Carolina law, the Bank is registered with and subject to supervision by the North Carolina Office of the Commissioner of Banks.

Capital Requirements

The Federal Reserve has established risk-based capital guidelines for bank holding companies. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent, of which at least four percent must consist of common equity, retained earnings, and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable convertible debt securities, a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

The guidelines provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to it.

As of December 31, 2010, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 8.07%, 9.59% and 6.45%, respectively. Those same ratios as of December 31, 2009 were 10.16%, 11.41% and 8.94%, respectively.

Anti-Money Laundering and the USA PATRIOT Act

The United and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) contains anti-money laundering provisions that impose affirmative obligations on a broad range of financial institutions, including banks, brokers and dealers. Among other requirements, the USA PATRIOT Act requires all financial institutions to establish anti-money laundering programs that include, at a minimum, internal policies, procedures and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. The USA Patriot Act requires financial institutions that establish, maintain, administer or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering. The Company has established policies and procedures that the Company believes will comply with the requirements of the USA PATRIOT Act.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 was enacted on October 3, 2008. EESA authorized the Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program. Pursuant to authority granted under EESA, the Treasury created the TARP Capital Purchase Program under which the Treasury was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

Institutions participating in the TARP or CPP were required to issue warrants for common or preferred stock or senior debt to the Treasury. If an institution participates in the CPP or if the Treasury acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Following the TARP Repurchase, we do not expect these additional standards to be applicable to the Company.

Index
American Recovery and Reinvestment Act of 2009

ARRA was enacted on February 17, 2009 and includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes certain executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

Additionally, ARRA amends Section 111 of EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients, which are set forth in the TARP Standards for Compensation and Corporate Governance: Interim Final Rule (“Interim Final Rule”), adopted by the Treasury on June 15, 2009. Following the TARP Repurchase, we do not expect these additional standards to be applicable to the Company.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known.

Bank Regulation

General

The Bank is subject to numerous state and federal statues and regulations that affect its business, activities and operations, and is supervised and examined by the NC Commissioner and the FDIC. The FDIC and the NC Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They also have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the NC Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, the issuance of securities, capital adequacy, loss reserves and compliance with the Community Reinvestment Act of 1977 (“CRA”) as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

Deposit Insurance

The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. Pursuant to EESA and ARRA, the maximum deposit insurance amount per depositor was temporarily increased from $100,000 to $250,000. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also provides unlimited deposit insurance for non-interest bearing transaction accounts through December 31, 2013.

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

Index
Recently, the FDIC has been actively seeking to replenish the DIF. The FDIC increased risk-based assessment rates uniformly by seven basis points, on an annual basis, beginning in the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s qualifying assets less Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule that required insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments were collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. The Company’s prepaid assessment was $7.3 million. Under the Dodd-Frank Act, the minimum designated reserve ratio of the DIF increased from 1.15 percent to 1.35 percent of estimated insured deposits. Additionally, the Dodd-Frank Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the FDIC’s proposed rules, the assessment base will change from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

Dividends and Capital Requirements

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

Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Company. As of December 31, 2010, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 7.97%, 9.50% and 6.37%, respectively. Those same ratios as of December 31, 2009 were 7.42%, 8.68% and 6.52%, respectively. The Bank’s regulatory capital ratios as of December 31, 2009 were revised after its Call Reports were restated and amended in 2010 to reflect an adjustment to the regulatory capital treatment of the injection of proceeds from the sale of Series A Preferred Stock from the Company into the Bank in 2008.

Federal Deposit Insurance Corporation Improvement Act of 1991

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
Community Reinvestment Act of 1977

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

The Gramm-Leach-Bliley Modernization Act of 1999’s “CRA Sunshine Requirements” call for financial institutions to publicly disclose certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require.

Monetary Policy and Economic Controls

The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve, whose actions directly affect the money supply which, in turn, affects banks’ lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

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

Directors and Executive Officers

Set forth below is information concerning our directors and executive officers. The members of our Board of Directors are elected by the shareholders, and NAFH holds approximately 83% of the voting power for election of directors. So long as our Board of Directors consists of less than nine members, it will not be divided into separate classes and each member will be elected by our shareholders annually for a one-year term. Each director and executive officer will hold office until his death, resignation, retirement, removal, disqualification, or until his successor is elected (or appointed) and qualified. All ages below are as of March 11, 2011.

Name	Position

R. Eugene Taylor	President, Chief Executive Officer and Chairman of the Board
Christopher G. Marshall	Executive Vice President, Chief Financial Officer and Director
R. Bruce Singletary	Executive Vice President, Chief Risk Officer and Director
Charles F. Atkins	Director
Peter N. Foss	Director
William A. Hodges	Director
Oscar A. Keller III	Director

Index
R. Eugene Taylor. Mr. Taylor, who is 63, is the Chairman and Chief Executive Officer of NAFH. Mr. Taylor assumed the title of Chief Executive Officer of Capital Bank Corporation and Capital Bank and was appointed Chairman of the Board of Directors of Capital Bank Corporation and Capital Bank on January 28, 2011 upon NAFH’s designation pursuant to the Investment Agreement. Prior to founding NAFH in 2009, Mr. Taylor served as an advisor to Fortress Investment Group, a global investment management firm. Prior to his role at Fortress, Mr. Taylor worked at Bank of America where he served in leadership positions across the United States. In 2001, he was named President of Bank of America Consumer & Commercial Banking, and in 2005, he became President of Global Corporate & Investment Banking and was named Vice Chairman of the corporation. He also served on Bank of America’s Risk & Capital and Management Operating Committees. Mr. Taylor is the Chairman of the board of directors of TIB Financial Corp., a bank holding company in which NAFH has a majority interest. Mr. Taylor is a Florida native and received his Bachelor of Science in Finance from Florida State University.

Mr. Taylor is expected to bring to our Board of Directors valuable and extensive experience from managing and overseeing a broad range of operations during his tenure at Bank of America. His experience in leadership roles and activities in the Southeast qualify him to serve as the Chairman of our Board of Directors.

Christopher G. Marshall. Mr. Marshall, who is 51, is the Chief Financial Officer of NAFH. Mr. Marshall was appointed as a director on our Board of Directors and the board of directors of Capital Bank and as our Chief Financial Officer on January 28, 2011 upon NAFH’s designation pursuant to the Investment Agreement. Mr. Marshall served as a Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer of GMAC (Ally Bank) and as an advisor to the Blackstone Group, an investment and advisory firm. From 2006 through 2008, Mr. Marshall served as the CFO of Fifth Third Bancorp. Mr. Marshall served as Chief Operations Executive of Bank of America’s Global Consumer and Small Business Bank from 2004 to 2006 after holding various positions throughout Bank of America beginning in 2001. Prior to joining Bank of America, Mr. Marshall served as CFO and COO of Honeywell Global Business Services from 1999 to 2001. From 1995 to 1999, he served as CFO of AlliedSignal Technical Services Corporation. Prior to that, he held several managerial positions at TRW, Inc. from 1987 to 1995. Mr. Marshall is a director of TIB Financial Corp., a bank holding company in which NAFH has a majority interest. Mr. Marshall earned a Bachelor of Science degree in Business Administration from the University of Florida and obtained a Master of Business Administration degree from Pepperdine University.

Mr. Marshall is expected to bring to our Board of Directors extensive experience from service in leadership positions, including his tenure as Chief Financial Officer of Fifth Third Bancorp, and in other operating roles at both financial and non-financial companies.

R. Bruce Singletary. Mr. Singletary, who is 60, is the Chief Risk Officer of NAFH. Mr. Singletary was appointed as a director on our Board of Directors and the board of directors of Capital Bank, and as Chief Risk Officer of both the Company and of Capital Bank on January 28, 2011 upon NAFH’s designation pursuant to the Investment Agreement. Prior to joining NAFH, he spent 31 years at Bank of America and its predecessor companies with the last 19 years in various credit risk roles. Mr. Singletary originally joined C&S National Bank as a credit analyst in Atlanta, Georgia. In 1991, Mr. Singletary was named Senior Credit Policy Executive of C&S Sovran, which was renamed NationsBank in January 1992, for the geographic areas of Maryland, Virginia and the District of Columbia. Mr. Singletary led the credit function of NationsBank from 1990 to 1998. In 1998, Mr. Singletary relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the Southeast. In 2000, Mr. Singletary assumed credit responsibility for Bank of America’s middle market leveraged finance portfolio for the eastern half of the United States. In 2004, Mr. Singletary served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank. Mr. Singletary is a director of TIB Financial Corp., a bank holding company in which NAFH has a majority interest. Mr. Singletary earned a Bachelor of Science degree in Industrial Management from Clemson University and obtained a Masters of Business Administration degree from Georgia State University.

Mr. Singletary has substantial experience in the banking sector and brings a perspective reflecting many years of overseeing credit analysis at complex financial institutions, which qualify him to serve as a director.

Charles F. Atkins. Mr. Atkins, who is 61, has served as a director of Capital Bank since its inception in 1997 and was elected to serve as a director of the Company in 2003. He is currently, and has been for the past 21 years, President of Cam-L Properties, Inc., a commercial real estate development company located in Sanford, North Carolina.

Mr. Atkins has substantial experience with community banking, as he was an organizer of Capital Bank, and in his position with a real estate development company has developed an extensive understanding of certain real estate markets in which the Bank makes loans. During his tenure with the Company, he has obtained knowledge of the Company’s business, history and organization, which has enhanced his ability to serve as director.

Index
Peter N. Foss. Mr. Foss, who is 67, serves on the Board of Directors of NAFH. Mr. Foss was appointed as a director on our Board of Directors on January 28, 2011 upon NAFH’s designation pursuant to the Investment Agreement. Peter Foss has been President of the General Electric Olympic Sponsorship and Corporate Accounts since 2003. In addition, Mr. Foss has served as General Manager for Enterprise Selling, with additional responsibilities for Sales Force Effectiveness and Corporate Sales Programs. He has been with GE for 29 years, and prior to this assignment, served for six years as the President of GE Polymerland, a commercial organization representing GE Plastics in the global marketplace. Prior to Polymerland, Mr. Foss served in various commercial roles in the company, including introducing LEXAN ® film in the 1970s and was the Market Development Manager on the ULTEM ® introduction team in 1982. He has also served as the Regional General Manager for four of the GE Plastics regions including leading the GE Plastics effort in Mexico in the mid 1990s. Mr. Foss is a director of TIB Financial Corp., a bank holding company in which NAFH has a majority interest. Mr. Foss earned a Bachelor of Science degree in Chemistry from Massachusetts College of Pharmacy, Boston.

Mr. Foss has gained extensive experience in managing and executing complex projects and has overseen large-scale sales efforts in his prior positions, as set forth above. This background gives him valuable perspective on operating concerns relevant to our business.

William A. Hodges. Mr. Hodges, who is 62, is a member of the Board of Directors of NAFH. Mr. Hodges was appointed as a director on our Board of Directors on January 28, 2011 upon NAFH’s designation pursuant to the Investment Agreement. Mr. Hodges has been President and Owner of LKW Development LLC, a Charlotte-based residential land developer and homebuilder, since 2005. Prior to that, Mr. Hodges worked for ten years in various functions at Bank of America. From 2004 to 2005, he served as Chairman of Bank of America’s Capital Commitment Committee. Mr. Hodges served as Managing Director and Head of Debt Capital Markets from 1998 to 2004 and as Managing Director and Head of the Real Estate Finance Group from 1996 to 1998. Prior to the Bank of America acquisition, he served as Market President and Head of Mid-Atlantic Commercial Banking for NationsBank from 1992 to 1996. Mr. Hodges began his career at North Carolina National Bank (NCNB), where he worked for twenty years in various roles, including Chief Credit Officer of Florida operations and as a manager in the Real Estate Banking and Special Assets Groups. Mr. Hodges is a director of TIB Financial Corp., a bank holding company in which NAFH has a majority interest. Mr. Hodges earned a bachelor’s degree in history from the University of North Carolina at Chapel Hill and a master’s degree in finance from Georgia State University.

Mr. Hodges’ substantial experience in the banking and real estate sectors allows him to bring to the board a valuable perspective on matters that are of key importance to the discussions regarding the financial and other risks faced by the Company.

Oscar A. Keller III. Mr. Keller, who is 66, has served as a director of Capital Bank since its inception in 1997 and as a director of the Company since its inception, and as Chairman of the Board of Directors of the Company from the Company’s inception through the closing of the Investment. Mr. Keller was also a founding director of Triangle Bank from 1988 to 1998, and served on its executive committee and audit committee. Furthermore, he served as a director of Triangle Leasing Corp. from 1989 to 1992. He is currently, and has been for the past 15 years, Chief Executive Officer of Earthtec of NC, Inc., an environmental treatment facility in Sanford, North Carolina. He also serves as a director of Capital Bank Foundation, Inc. Mr. Keller is also currently the Chairman of the Sanford Lee County Regional Airport Authority (Raleigh Executive Jet Port), Vice Chairman of Lee County Economic Development Corp. and a member of Triangle Regional Partnership Staying on Top 2 committee.

During his term as Chairman of the Board of Directors, Mr. Keller has had the opportunity to develop extensive knowledge of the Company’s business, history and organization which, along with his personal experience in markets that the Bank serves, has supplemented his ability to effectively contribute to the Board. Mr. Keller is a founder of the Bank and a well regarded community leader in Sanford, North Carolina.

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

Global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The capital and credit markets have placed downward pressure on stock prices, and the availability of capital, credit and liquidity has been adversely affected for many issuers, in some cases, without regard to those issuers’ underlying financial condition or performance. Although we have not suffered any significant liquidity problems as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may also adversely affect our liquidity, financial condition and profitability.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our liquidity or financial condition.

The Federal Reserve, U.S. Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The EESA, which established TARP, was enacted on October 3, 2008. As part of TARP, the Treasury created the Capital Purchase Program (“CPP”), which authorized the Treasury to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On February 17, 2009, the ARRA was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. We participated in the CPP and sold $41.3 million of our Series A Preferred Stock and a warrant to purchase 749,619 shares of our common stock to the Treasury, which securities are no longer outstanding as a result of the TARP Repurchase. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition, results of operations, liquidity or stock price.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and Capital Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, and some will affect only institutions with different charters than us or institutions that engage in activities in which we do not engage, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including the Dodd-Frank Act, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2010, approximately 85% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. As of December 31, 2010, these loans totaled $350.6 million, or 28% of our total loan portfolio. Approximately $77.1 million of this amount was for construction of residential properties and $49.3 million was for construction of commercial properties. Additionally, approximately $144.1 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $80.1 million, or 6% of our portfolio, as of December 31, 2010.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. As of December 31, 2010, $61.3 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies.

Nonperforming real estate land loans, construction loans and acquisition and development loans totaled $50.7 million and $24.6 million as of December 31, 2010 and December 31, 2009, respectively.

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

As of December 31, 2010, our non-owner occupied commercial real estate loans totaled $283.9 million, or 23% of our total loan portfolio. Nonperforming non-owner occupied commercial real estate loans totaled $2.7 million and $1.0 million as of December 31, 2010 and December 31, 2009, respectively.

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

As of December 31, 2010, our commercial business loans totaled $315.9 million, or 25% of our total loan portfolio. Of this amount, $170.5 million was secured by owner-occupied real estate and $145.4 million was secured by business assets. Nonperforming commercial business loans totaled $14.0 million and $10.6 million as of December 31, 2010 and December 31, 2009, respectively.

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

As of December 31, 2010 we had a total of 28 active residential and commercial acquisition, development and construction loans funded by an interest reserve with a total outstanding balance of $48.0 million, representing approximately 4% of our total outstanding loans. Total commitments on these loans equaled $55.2 million with total remaining interest reserves of $1.3 million, representing a weighted average term of approximately seven months of remaining interest coverage.

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

Index
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain other qualitative factors; and

•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral.

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

For the year ended December 31, 2010, we recorded a provision for loan losses of $58.5 million compared to $23.1 million for the year ended December 31, 2009, an increase of $35.4 million. We also recorded net loan charge-offs of $48.6 million for year ended December 31, 2010 compared to $11.8 million for the year ended December 31, 2009. As of December 31, 2010 and December 31, 2009, our allowance for loan losses totaled $36.1 million and $26.1 million, respectively, which represented 50% and 66% of nonperforming loans, respectively. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.

Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 4% of our nonperforming loans as of December 31, 2010. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. We are experiencing increasing loan delinquencies and credit losses. As of December 31, 2010, our total nonperforming loans increased to $71.9 million, or 5.73% of total loans, compared to $39.5 million, or 2.84% of total loans, as of December 31, 2009. As of December 31, 2010, our total past due loans, excluding nonperforming loans, increased to $13.5 million, or 1.08% of total loans, compared to $9.3 million, or 0.67% of total loans, as of December 31, 2009. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we may continue to experience increased delinquencies and credit losses. As a result, we may be required to make additional provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We have extended the maturity date and terms of a large amount of loans, which could increase the level of our troubled debt restructured loans.

A significant portion of our loans are renewed, or extended, upon maturity. As a prudent risk management strategy, in certain situations we prefer to fund loans with a relatively short maturity date, which provides us with the flexibility of reviewing the borrower’s financial condition and the appropriateness of loan terms on a more frequent basis. Upon renewal, loans are underwritten in the same manner and pursuant to the same approval process as a new loan origination. As of December 31, 2010 and December 31, 2009, loans outstanding totaling $681.4 million and $708.6 million, respectively, had been renewed or had terms extended at a previous maturity date.

While this practice provides certain benefits and flexibility to us as the lender, the extension or renewal of loans carries certain risks. If interest rates or other terms are modified upon extension of credit or if loan terms are renewed in situations where the borrower is experiencing financial difficulty and a concession is granted, the modification or renewal may require classification as a troubled debt restructuring (“TDR”).

Index
In accordance with accounting standards, we classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Our practice is to only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute its business plan. With respect to restructured loans, we grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms are also combined with a reduction of the stated interest rate in certain cases. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured agreement, the loan is placed on nonaccrual status and is written down to the underlying collateral value. As of December 31, 2010 and 2009, performing and nonperforming TDRs totaled $18.5 million and $50.3 million, respectively. As of December 31, 2010 and 2009, performing TDRs totaled $4.5 million and $34.2 million, respectively.

We continue to hold and acquire a significant amount of other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate” or “ORE” property. At December 31, 2010, we had ORE with an aggregate book value of $18.3 million, compared to $10.7 million at December 31, 2009. Increased ORE balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with ORE, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in ORE. Any further decrease in real estate market prices may lead to additional ORE write-downs, with a corresponding expense in our statement of operations. We evaluate ORE properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with ORE and any further property write-downs could have a material adverse effect on our financial condition and results of operations.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 56% of our loans were variable rate loans as of December 31, 2010, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

Index
The fair value of our investments could decline.

The majority of our investment portfolio as of December 31, 2010 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. As of December 31, 2010, we maintained $215.0 million, or 96%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

Specifically, federal and state governments could pass additional legislation responsive to current credit conditions that reduces the amounts borrowers are contractually required to pay under existing loan contracts or that limits our ability to foreclose on property or other collateral. If proposals such as these, or other proposals limiting our rights as a creditor, were to be implemented, we could experience higher credit losses on our loans or increased expense in pursuing our remedies as a creditor.

We have entered into an MOU that requires us to maintain elevated capital ratios and take other actions, and failure to comply with the terms of the MOU may result in adverse consequences.

On October 28, 2010, the Bank entered into an informal Memorandum of Understanding with the FDIC and the NC Commissioner. Regulatory oversight and actions are on the rise as a result of the current severe economic conditions and the related impact on the banking industry, specifically real estate loans.

In accordance with the terms of the MOU, the Bank has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Bank must obtain regulatory approval prior to paying any dividends to the Company. The MOU may limit our ability to commit capital resources as we are required to preserve capital to meet the MOU’s requirements.

Index
In addition, the Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt.

We are committed to expeditiously addressing and resolving all the issues raised in the MOU, and our Board of Directors and management have initiated actions to comply with its provisions, including the recent completion of the Investment. A material failure to comply with the terms of the MOU could subject us to additional regulatory actions, including a cease and desist order or other action, and further regulation, which may have a material adverse effect on our future business, results of operations and financial condition.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory orders.

We are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us and our banking subsidiaries if they determine, upon conclusion of their examination or otherwise, violations of laws with which we or our subsidiaries must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

We are dependent on our key personnel, including our senior management and directors, and our inability to integrate our new management and directors into our business and hire and retain key personnel may adversely affect our operations and financial performance.

We are, and for the foreseeable future will be, dependent on the services of our senior management and directors. In connection with the Investment, R. Eugene Taylor, Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were appointed to our Board of Directors. Mr. Oscar A. Keller, III and Charles F. Atkins remained as members of our Board of Directors following the closing of the Investment and all other prior directors of the Company resigned effective January 28, 2011. In addition, we appointed several new executive officers in connection with the Investment: R. Eugene Taylor as President, Chief Executive Officer and Chairman of the Board, Christopher G. Marshall as Executive Vice President and Chief Financial Officer and R. Bruce Singletary as Executive Vice President and Chief Risk Officer. B. Grant Yarber remained with the Company as Market President for North Carolina and Michael R. Moore, David C. Morgan and Mark Redmond remained with the Company as Executive Vice Presidents. We may not be able to integrate our new management and directors into our business without encountering potential difficulties, including but not limited to the loss of key employees and customers; possible changes in strategic direction, business plan, operations, control procedures and policies; and transitional issues related to changing responsibilities of management.

In addition, successful execution of our growth strategy will continue to place significant demands on our management and directors. The loss of any such person’s services may disrupt our operations and growth, and there can be no assurance that a suitable successor could be retained upon the terms and conditions that we would offer. Further, as we continue to grow our operations both in our current markets and other markets that we may target, we expect to continue to be dependent on our senior management and their relationships in such markets. Our inability to attract or retain additional personnel could materially adversely affect our business or growth prospects in one or more markets.

Index
We may enter into acquisitions, combinations, or other strategic transactions at any time, which could expose us to potential risks.

We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches, including through FDIC-assisted transactions. We may also explore combinations with other banks or bank branches in which NAFH has a majority interest, or enter into other strategic transactions. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions or combinations, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions, combinations, and other transactions that would bolster our ability to cater to the small business, individual and residential lending markets in our target markets. In attempting to make such acquisitions, combinations, and other transactions we may compete with other financial institutions, many of which have greater financial and operational resources. The process of identifying transaction opportunities, negotiating potential transactions, obtaining the required regulatory approvals and integrating new operations and personnel requires a significant amount of time and expense and may divert management’s attention from our existing business. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of our common stock in connection with such acquisitions. Any given transaction, if and when consummated, may adversely affect our results of operations or overall financial condition. In addition, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening, which could decrease our reported earnings.

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

We have experienced net losses during the last three completed fiscal years, and we are uncertain as to whether or when we will again be profitable.

We have experienced net losses during the years ended December 31, 2010, 2009 and 2008, and losses may continue. Our ability to generate profit in the future requires successful growth in revenues and management of expenses, among other factors. While we expect to be able to generate profit over time, our operating losses may continue for an unknown period of time.

Risks Related to Ownership of Our Common Stock

NAFH is a controlling shareholder and may have interests that differ from the interests of our other shareholders.

NAFH currently owns approximately 83.1% of the Company’s outstanding voting power. As a result, NAFH will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (which may include mergers of the Company and/or its subsidiaries with or into NAFH and/or NAFH’s other subsidiaries), sales of all or some of the Company’s assets (including sales of such assets to NAFH and/or NAFH’s other subsidiaries) or purchases of assets from NAFH and/or NAFH’s other subsidiaries, and other significant corporate transactions.

Index
Five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliated with NAFH. NAFH also has sufficient voting power to amend our organizational documents. The interests of NAFH may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Additionally, NAFH is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. NAFH may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading price of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.

As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.

Our common stock is currently listed on the NASDAQ Global Select Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if another company owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because NAFH owns more than 50% of our voting power for the election of directors. Accordingly, we are exempt from certain corporate governance requirements, and holders of our common stock may not have all the protections that these rules are intended to provide.

The trading volume in our common stock has been low, and market conditions and other factors may affect the value of our common stock, which may make it difficult for you to sell your shares at times, volumes or prices you find attractive.

While our common stock is traded on the NASDAQ Global Select Market, our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Trading volume may remain low as a result of the Investment and NAFH’s acquisition of a majority stake in the Company. Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, our announcement of developments related to our business, operations and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Recently, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our shareholders may not be able to sell their shares at the volume, prices or times that they desire.

We may choose to voluntarily delist our common stock from NASDAQ or cease to be a reporting issuer under SEC rules.

We may choose to, or our majority shareholder NAFH may cause us to, voluntarily delist from the NASDAQ Global Select Market. If we were to delist from NASDAQ, we may or may not list ourselves on another exchange, and may or may not be required to continue to file periodic and current reports and other information as a reporting issuer under SEC rules. A delisting of our common stock could negatively impact you by reducing the liquidity and market price of our common stock, reducing information available to you about the Company on an ongoing basis and potentially reducing the number of investors willing to hold or acquire our common stock. In addition, if we were to delist from NASDAQ, we would no longer be subject to any of the corporate governance rules applicable to NASDAQ listed companies. See also “—As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.”

Index
We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 300,000,000 shares of common stock. As of March 11, 2011, we had 85,491,011 shares of common stock outstanding and had reserved for issuance 297,880 shares underlying options that are exercisable at an average price of $12.11 per share. In addition, as of March 11, 2011, we had the ability to issue 605,359 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Although we presently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans), we may do so in the future in order to meet our capital needs and regulatory requirements, and we will be able to do so without shareholder approval. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Our ability to pay dividends and other obligations is subject to regulatory limitations and the Bank’s ability to pay dividends to us, which is also subject to regulatory limitations.

Our ability to pay our obligations and declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt. If we are not permitted to make these payments, we may experience adverse consequences under our agreements with the holders of our debt. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors voted in the first quarter of 2010 to suspend the payment of our quarterly cash dividend. This may continue to adversely affect the market price of our common stock.

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of undivided profits and only if the Bank has surplus of a specified level. In addition, the Bank’s MOU requires the Bank to obtain regulatory approval prior to paying any cash dividends to us.

It is possible, depending upon the financial condition of the Bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

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

Index
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company currently leases property located at 333 Fayetteville Street, Raleigh, North Carolina for its principal offices and a branch office. The lease is for 65,330 square feet, of which 47,785 square feet is for the Company’s principal offices and for the branch office. The remaining leased square footage is currently being subleased to various other entities. The Company owns 14 properties throughout North Carolina that are used as branch offices, which are located in Burlington (3), Clayton, Fayetteville (3), Graham, Hickory, Mebane, Raleigh, Sanford, Siler City, and Zebulon. The Company’s operations center is located in one of the Burlington offices. The Company leases 17 other properties throughout North Carolina that are used as branch offices and which are located in Asheville (4), Cary (2), Fayetteville, Holly Springs, Morrisville, Oxford, Pittsboro, Raleigh (3), Sanford (2), and Wake Forest. Additionally, the Company signed an agreement in 2010 to lease a building under construction to accommodate the Company’s planned relocation of an existing branch in Sanford. Management believes the terms of the various leases, which are reviewed on an annual basis, are consistent with market standards and were arrived at through arm’s length bargaining.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Capital Bank Corporation common stock are traded on the NASDAQ Global Select Market under the symbol “CBKN.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Global Select Market and the cash dividends declared on the common stock. As of March 11, 2011, we had approximately 85,491,011 shares of common stock outstanding, held of record by approximately 2,213 shareholders. The last reported sales price of our common stock on the NASDAQ Global Select Market on March 11, 2011, was $3.49 per share.

	High	Low	Cash Dividends per Share Declared

2010
First quarter	$4.70	$3.00	$0.00
Second quarter	6.95	3.01	0.00
Third quarter	3.53	1.60	0.00
Fourth quarter	3.09	1.50	0.00

2009
First quarter	$7.00	$4.00	$0.08
Second quarter	6.39	4.13	0.08
Third quarter	6.90	4.59	0.08
Fourth quarter	5.74	3.80	0.08

Dividend Policy

Our shareholders are entitled to receive such dividends or distributions as our Board of Directors authorizes in its discretion. Our ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act, the guidelines of the Federal Reserve regarding capital adequacy and dividends, and our organizational documents, including our Articles of Incorporation. There are also various statutory limitations on the ability of the Bank to pay dividends to us. The Bank’s MOU requires the Bank to obtain regulatory approval prior to paying any cash dividends to us, and the Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt.

Index
Subject to the legal availability of funds to pay dividends, during 2009 we declared and paid dividends totaling $0.32 per share (see chart above for declared quarterly dividends). We have currently suspended payment of our quarterly cash dividend. Our Board of Directors will continue to evaluate the payment of cash dividends quarterly and determine whether such cash dividends are in our best interest in the business judgment of our Board of Directors and are consistent with maintaining our status as a “well capitalized” institution under applicable banking laws and regulations. Our earnings and projected future earnings as well as capital levels will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will be paid to shareholders, and if so, the appropriate amount. Actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by our Board of Directors as well as the limitations discussed above.

Recent Sales of Unregistered Securities

Other than as disclosed in our Current Report on Form 8-K, filed with the SEC on March 22, 2010, the Company did not sell any securities in the fiscal year ended December 31, 2010 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases of Equity Securities

On January 24, 2008, the Company’s Board of Directors authorized the repurchase (in the open market or in any private transaction) of up to 1,000,000 shares of the Company’s currently outstanding shares of common stock. As of December 31, 2010, there were an aggregate of 989,900 shares remaining authorized for future repurchases. There were no repurchases (both open market and private transactions) during the year ended December 31, 2010 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock since the last trading day of 2005 with the cumulative return for the same period of: (i) the NASDAQ Composite Index; and (ii) the NASDAQ Bank Index, which is a broad-based capitalization-weighted index of domestic and foreign common stocks of banks that are traded on NASDAQ. The Company’s common stock began trading on the NASDAQ SmallCap Market on December 18, 1997. As of April 1, 2002, the Company’s common stock has been trading on the NASDAQ Global Select Market. The graph assumes an investment of $100 on the last trading day of 2005 in the Company’s common stock and in each index and that all dividends, if any, were reinvested.

	Period Ending
Index	12/05	12/06	12/07	12/08	12/09	12/10
Capital Bank Corporation	100.00	112.90	68.73	40.00	25.19	16.22
NASDAQ Composite	100.00	109.52	120.27	71.51	102.89	120.29
NASDAQ Bank Index	100.00	111.01	86.51	65.81	53.63	60.01

Index
ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the most recent five years ended December 31:

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
(Dollars in thousands)

Selected Balance Sheet Data
Cash and cash equivalents	$66,745	$29,513	$54,455	$40,172	$54,332
Investment securities	223,292	245,492	278,138	259,116	239,047
Loans	1,254,479	1,390,302	1,254,368	1,095,107	1,008,052
Allowance for loan losses	36,061	26,081	14,795	13,571	13,347
Intangible assets	1,774	2,711	3,857	63,345	64,543
Total assets	1,585,547	1,734,668	1,654,232	1,517,603	1,422,384
Deposits	1,343,286	1,377,965	1,315,314	1,098,698	1,055,209
Borrowings and repurchase agreements	121,000	173,543	147,010	208,642	160,162
Subordinated debentures	34,323	30,930	30,930	30,930	30,930
Shareholders’ equity	76,688	139,785	148,514	164,300	161,681
Tangible common equity	33,635	95,795	103,378	100,955	97,138

Summary of Operations
Interest income	$77,722	$83,141	$85,020	$94,537	$86,952
Interest expense	26,759	34,263	42,424	50,423	40,770
Net interest income	50,963	48,878	42,596	44,114	46,182
Provision for loan losses	58,545	23,064	3,876	3,606	531
Net interest income (loss) after provision for loan losses	(7,582)	25,814	38,720	40,508	45,651
Noninterest income	15,549	10,167	11,051	9,511	9,636
Noninterest expense	54,309	49,810	106,662	39,037	36,678
Net income (loss) before taxes	(46,342)	(13,829)	(56,891)	10,982	18,609
Income tax expense (benefit)	15,124	(7,013)	(1,207)	3,124	6,271
Net income (loss)	(61,466)	(6,816)	(55,684)	7,858	12,338
Dividends and accretion on preferred stock	2,355	2,352	124	–	–
Net income (loss) attributable to common shareholders	$(63,821)	$(9,168)	$(55,808)	$7,858	$12,338

Index
	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Per Share Data
Net income (loss) – basic	$(4.98)	$(0.80)	$(4.94)	$0.69	$1.06
Net income (loss) – diluted	(4.98)	(0.80)	(4.94)	0.68	1.06
Book value	2.75	8.68	9.54	14.71	14.19
Tangible book value	2.61	8.44	9.20	9.04	8.53
Common stock dividends	–	0.32	0.32	0.32	0.24

Common shares outstanding	12,877,846	11,348,117	11,238,085	11,169,777	11,393,990
Diluted shares outstanding	12,810,905	11,470,314	11,302,769	11,492,728	11,683,674
Basic shares outstanding	12,810,905	11,470,314	11,302,769	11,424,171	11,598,502

Performance Ratios
Return on average shareholders’ equity	(47.86)%	(4.62)%	(32.93)%	4.78%	7.64%
Return on average assets	(3.63)	(0.40)	(3.52)	0.54	0.91
Net interest margin 1	3.27	3.14	3.07	3.52	3.94
Efficiency ratio 2	81.65	84.36	77.30	72.80	65.71

Capital Ratios
Tangible equity to tangible assets	4.73%	7.91%	8.77%	6.94%	7.16%
Tangible common equity to tangible assets	2.12	5.53	6.26	6.94	7.16
Average shareholders’ equity to average total assets	7.59	8.72	10.68	11.32	11.93
Leverage ratio	6.45	8.94	10.58	9.10	9.42
Tier 1 risk-based capital	8.07	10.16	12.17	10.19	10.76
Total risk-based capital	9.59	11.41	13.24	11.28	11.92

Asset Quality Ratios
Nonperforming loans to gross loans	5.73%	2.84%	0.73%	0.55%	0.49%
Nonperforming assets to total assets	5.69	2.90	0.63	0.50	0.42
Allowance for loan losses to gross loans	2.87	1.88	1.18	1.24	1.32
Allowance for loan losses to nonperforming loans	50.12	66.01	162.31	226.86	272.28
Net charge-offs to average loans	3.60	0.89	0.30	0.32	0.46

1	Net interest margin is presented on a tax equivalent basis.
2	Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of the goodwill impairment charge in 2008.

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

Overview

Capital Bank is a full-service state chartered community bank conducting business throughout North Carolina. The Bank operates through four North Carolina regions: Triangle, Sandhills, Triad and Western. The Bank was incorporated on May 30, 1997 and opened its first branch in June of that same year in Raleigh, North Carolina. In 1999, the shareholders of the Bank approved the reorganization of the Bank into a bank holding company. In 2001, the Company received approval to become a financial holding company. As of December 31, 2010, the Company conducted no business other than holding stock in the Bank and each of the Trusts.

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

Transaction with North American Financial Holdings, Inc.

On January 28, 2011, the Company completed the issuance and sale to North American Financial Holdings, Inc. of 71,000,000 shares of common stock for $181,050,000 in cash. As a result of the Investment and following the completion of the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. The Company’s shareholders approved the issuance of such shares to NAFH, and an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 300,000,000 shares from 50,000,000 shares, at a special meeting of shareholders held on December 16, 2010. In connection with the Investment, each existing Company shareholder received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the Investment, pursuant to an agreement among NAFH, the Treasury, and the Company, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the Treasury in connection with the TARP were repurchased. Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed by the terms of the Series A Preferred Stock, or certain regulatory provisions of the EESA and the ARRA that are imposed on TARP recipients.

Pursuant to the Investment Agreement, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. 1,613,165 shares of the Company’s common stock were issued in exchange for $4,113,570.75 upon completion of the Rights Offering on March 11, 2011.

Upon closing of the investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and members of the Company’s Board of Directors. In addition to the aforementioned members of NAFH management, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins) and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

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

•
Allowance for Loan Losses – The allowance for loan losses represents management’s estimate of probable credit losses that are inherent in the existing loan portfolio. Management’s calculation of the allowance for loan losses consists of reserves on loans individually evaluated for impairment and reserves on loans collectively evaluated for impairment. Specific reserves, or charge-offs, are applied to individually impaired loans based on estimated fair value. Reserves on collectively evaluated loans are determined by applying loss rates to pools of loans that are grouped according to loan type and internal risk ratings. Loss rates are based on historical loss experience in each pool and management’s consideration of certain environmental factors such as levels of and trends in delinquencies, impaired loans and classified assets; levels of and trends in charge-offs and recoveries; trends in nature, volume and terms of loans; existence of and changes in portfolio concentrations; changes in national, regional and local economic conditions; changes in the experience, ability and depth of lending management; changes in the quality of the loan review system; and the effect of other external factors such as legal and regulatory requirements. If economic conditions were to decline significantly or the financial condition of the Bank’s customers were to deteriorate, additional increases to the allowance for loan losses may be required.

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

•
Income Tax Valuation Allowance – A valuation allowance is recorded for deferred tax assets if management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers recent and anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need, if any, for a valuation allowance. As of December 31, 2010, the Company recorded a full valuation allowance on its deferred tax assets.

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

Executive Summary

The following is a brief summary of our significant results for the year ended December 31, 2010:

•
Net loss to common shareholders was ($34.1) million, or ($2.59) per share, in the fourth quarter of 2010 compared with ($7.8) million, or ($0.68) per share, in the fourth quarter of 2009. In 2010, net loss to common shareholders was ($63.8) million, or ($4.98) per share, compared with ($9.2) million, or ($0.80) per share, in 2009.

•
Net interest margin was 3.16% in the fourth quarter of 2010 compared with 3.48% in the third quarter of 2010 and 3.25% in the fourth quarter of 2009. In 2010, net interest margin was 3.27% compared with 3.14% in 2009.

Index
•	Nonperforming assets, including accruing restructured loans, were 5.98% of total assets as of December 31, 2010 compared with 5.69% as of September 30, 2010 and 4.87% as of December 31, 2009.

•	Allowance for loan losses increased to 2.87% of total loans as of December 31, 2010 from 2.74% as of September 30, 2010 and 1.88% as of December 31, 2009.

•
Provision for loan losses was $20.0 million in the fourth quarter of 2010 compared with $6.8 million in the third quarter of 2010 and $11.8 million in the fourth quarter of 2009. In 2010, provision for loan losses was $58.5 million compared with $23.1 million in 2009.

•	Deferred tax assets were fully reserved with the valuation allowance increasing to $31.8 million as of December 31, 2010 from $8.8 million as of September 30, 2010 and $0 as of December 31, 2009.

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Net loss attributable to common shareholders was $63.8 million, or $4.98 per diluted share, in 2010 compared to net loss attributable to common shareholders of $9.2 million, or $0.80 per diluted share, in 2009. Results of operations for 2010 primarily reflect higher net interest income of $2.1 million on an improved net interest margin, an increase of $35.5 million in provision for loan losses, an increase in noninterest expense by $4.5 million, an increase of $5.4 million in noninterest income primarily due to gains on sales of certain investment securities, and higher tax expense resulting from a full valuation allowance on deferred tax assets.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of supporting funds. Net interest income increased from $48.9 million for the year ended December 31, 2009 to $51.0 million for the year ended December 31, 2010. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and other borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average interest-earning assets for the year ended December 31, 2010 were $1.60 billion compared to $1.61 billion for the year ended December 31, 2009, a decrease of 0.4%. On a fully taxable equivalent (“TE”) basis, net interest spread was 3.05% and 2.82% for the years ended December 31, 2010 and 2009, respectively. The net interest margin on a fully TE basis increased to 3.27% for the year ended December 31, 2010 from 3.14% for the year ended December 31, 2009. The yield on average interest-earning assets was 4.93% and 5.27% for the years ended December 31, 2010 and 2009, respectively, while the interest rate on average interest-bearing liabilities for those periods was 1.88% and 2.45%, respectively.

The improvement in net interest margin was primarily due to the significant decline in funding costs through disciplined pricing controls and a declining interest rate environment. Partially offsetting declining funding costs was a significant increase in loans on nonaccrual status and the expiration of an interest rate swap on prime-indexed commercial loans which benefited income in 2009.

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

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2010, 2009 and 2008
Tax Equivalent Basis 1

	2010			2009			2008
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,353,191	$69,084	5.11%	$1,316,737	$70,412	5.35%	$1,174,870	$72,494	6.17%
Investment securities 3	213,402	9,986	4.68	269,240	14,483	5.38	254,216	14,026	5.52
Interest-bearing deposits	38,003	89	0.23	25,312	42	0.17	11,293	128	1.13
Total interest-earning assets	1,604,596	$79,159	4.93%	1,611,289	$84,937	5.27%	1,440,379	$86,648	6.02%
Cash and due from banks	18,149			15,927			22,477
Other assets	103,667			83,283			133,566
Allowance for loan losses	(34,757)			(18,535)			(13,846)
Total assets	$1,691,655			$1,691,964			$1,582,576

Liabilities and Equity
NOW and money market accounts	$327,811	$2,794	0.85%	$363,522	$4,527	1.25%	$336,899	$6,655	1.98%
Savings deposits	30,555	41	0.13	29,171	47	0.16	29,756	122	0.41
Time deposits	878,068	18,247	2.08	822,003	23,463	2.85	691,140	26,265	3.80
Total interest-bearing deposits	1,236,434	21,082	1.71	1,214,696	28,037	2.31	1,057,795	33,042	3.12
Repurchase agreements	1,564	5	0.32	10,919	24	0.22	29,929	387	1.29
Borrowed funds	150,207	4,541	3.02	143,241	5,147	3.59	168,501	7,234	4.29
Subordinated debt	33,550	1,131	3.37	30,930	1,055	3.41	30,930	1,761	5.69
Total interest-bearing liabilities	1,421,755	$26,759	1.88%	1,399,786	$34,263	2.45%	1,287,155	$42,424	3.30%
Noninterest-bearing deposits	130,944			132,535			114,982
Other liabilities	10,519			12,148			11,352
Total liabilities	1,563,218			1,544,469			1,413,489
Shareholders’ equity	128,437			147,495			169,087
Total liabilities and shareholders’ equity	$1,691,655			$1,691,964			$1,582,576

Net interest spread 4			3.05%			2.82%			2.72%
Tax equivalent adjustment		$1,437			$1,796			$1,628
Net interest income and net interest margin 5		$52,400	3.27%		$50,674	3.14%		$44,224	3.07%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Rate and Volume Variance Analysis
Tax Equivalent Basis 1

	December 31, 2010 vs. 2009			December 31, 2009 vs. 2008
(Dollars in thousands)	Rate Variance	Volume Variance	Total Variance	Rate Variance	Volume Variance	Total Variance
Interest income:
Loans	$(3,189)	$1,861	$(1,328)	$(9,671)	$7,589	$(2,082)
Investment securities	(1,884)	(2,613)	(4,497)	(351)	808	457
Interest-bearing deposits	17	30	47	(109)	23	(86)
Total interest income	(5,056)	(722)	(5,778)	(10,131)	8,420	(1,711)
Interest expense:
Savings and interest-bearing demand deposits and other	(1,437)	(302)	(1,739)	(2,534)	331	(2,203)
Time deposits	(6,381)	1,165	(5,216)	(6,537)	3,735	(2,802)
Repurchase agreements	11	(30)	(19)	(321)	(42)	(363)
Borrowed funds	(817)	211	(606)	(1,179)	(908)	(2,087)
Subordinated debt	(12)	88	76	(706)	–	(706)
Total interest expense	(8,636)	1,132	(7,504)	(11,277)	3,116	(8,161)
Increase (decrease) in net interest income	$3,580	$(1,854)	$1,726	$1,146	$5,304	$6,450

1	The tax equivalent basis is computed using a federal tax rate of 34%.

Interest income on loans decreased from $70.2 million in 2009 to $68.5 million in 2010, a decline of $1.7 million, or 2.4%. This decrease was primarily due to declining yields on the Company’s loan portfolio, partially offset by growth in average loan balances over the same period. Declining yields on the loan portfolio reduced interest income by $3.2 million in 2010 compared to 2009, and the increase in average loan balances generated $1.9 million in additional interest income. Average loan balances, which yielded 5.11% and 5.35% for the years ended December 31, 2010 and 2009, respectively, increased from $1.32 billion in 2009 to $1.35 billion in 2010. The Company’s interest rate swap on prime-indexed commercial loans, which expired in October 2009, increased loan interest income by $3.5 million for the year ended December 31, 2009, representing a benefit to net interest margin of 0.22%. The Company received no such benefit in 2010.

Interest income on investment securities decreased from $12.9 million in 2009 to $9.2 million in 2010, a decrease of $3.8 million, or 29.1%. This decrease was due to a decline in the size of the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at book value, decreased from $269.2 million for the year ended December 31, 2009 to $213.4 million for the year ended December 31, 2010, and the tax equivalent yield on investment securities decreased from 5.38% to 4.68% over the same period. Average investment balances declined as management sold certain municipal bonds to reduce the duration of its fixed income portfolio earlier in the year and then repositioned its portfolio later in the year to execute certain interest rate risk, liquidity, and tax strategies. Additionally, yields have fallen as prepayments on higher yielding mortgage-backed securities and proceeds from sales of certain long-dated municipal bonds have been re-invested generally at lower rates in shorter-dated U.S. government agency debt and other high quality mortgage bonds issued by U.S. government sponsored entities.

Interest expense decreased from $34.3 million in 2009 to $26.8 million in 2010, a decline of $7.5 million, or 21.9%. This decrease is primarily due to declining interest rates, partially offset by growth in average interest-bearing liability balances. Declining interest rates reduced interest expense by $8.6 million in 2010 compared to 2009, and the increase in average balances resulted in $1.1 million of higher interest expense. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, increased from $1.21 billion for the year ended December 31, 2009 to $1.24 billion for the year ended December 31, 2010. The average rate paid on interest-bearing deposits decreased from 2.31% in 2009 to 1.71% in 2010, reflecting disciplined pricing controls and re-pricing of maturing time deposits in a lower interest rate environment. The interest rate on time deposits, which comprised 65.0% of total deposits as of December 31, 2010 and 61.6% of total deposits as of December 31, 2009, decreased from 2.85% in 2009 to 2.08% in 2010.

Average borrowings, including repurchase agreements and subordinated debt, increased from $185.1 million for the year ended December 31, 2009 to $185.3 million for the year ended December 31, 2009. The average rate paid on borrowings decreased from 3.36% in 2009 to 3.06% in 2010.

Index
Provision for Loan Losses

Provision for loan losses totaled $58.5 million for the year ended December 31, 2010 compared with $23.1 million for the year ended December 31, 2009. The loan loss provision increased significantly in 2010 due to higher levels of nonperforming assets, increased charge-offs, and downgrades to risk ratings of certain loans in the portfolio. Net charge-offs increased from $11.8 million, or 0.89% of average loans, in 2009 to $48.6 million, or 3.60% of average loans, in 2010. In the fourth quarter of 2010, net charge-offs totaled $20.2 million, or 6.24% of average loans (annualized),which was an increase from $5.3 million, or 1.52% of average loans (annualized), in the fourth quarter of 2009. Of the fourth quarter 2010 charge-offs, $9.5 million was related to one residential development project in the Company’s Triangle region.

Nonperforming assets, which include nonperforming loans and other real estate, totaled 5.69% of total assets as of December 31, 2010, an increase from 2.90% as of December 31, 2009. Nonperforming assets, including accruing restructured loans, totaled 5.98% of total assets as of December 31, 2010, an increase from 4.87% as of December 31, 2009. Loans past due more than 30 days, excluding nonperforming loans, increased to 1.08% of total loans as of December 31, 2010 compared to 0.67% as of December 31, 2009. The allowance for loan losses increased to 2.87% of total loans as of December 31, 2010 compared with 1.88% as of December 31, 2009. The allowance for loan losses covered 50% of nonperforming loans as of December 31, 2010, which was a decrease from 66% as of December 31, 2009.

Prior to the fourth quarter of 2010, the Company provided specific reserves on many of its impaired loans as part of the allowance for loan losses and charged down impaired loans to estimated fair value only if legal action had begun against a borrower in default or where a “confirmed loss” existed. However, during the fourth quarter of 2010, the Company began charging down all impaired loans to current fair value. This change in practice has not impacted the amount of loan loss provision, since impaired loans are valued the same under both methods, but the change does increase the amount of net charge-offs recorded and decreases the level of allowance for loan losses. As of December 31, 2010 and 2009, the Company had recorded cumulative charge-offs of $17.9 million and $6.7 million, respectively, on impaired loans. If these cumulative charge-offs had instead been recorded as specific reserves, the allowance for loan losses would have increased from 2.87% of total loans to 4.24% of total loans as of December 31, 2010 and would have increased from 1.88% of total loans to 2.35% of total loans as of December 31, 2009.

The elevated provision for loan losses, net charge-offs and nonperforming assets reflect the economic climate in the Company’s primary markets and consistent application of the Company’s policy to recognize losses as they occur. Given significant volatility and rapid changes in current market conditions, management cannot predict its nonperforming loan levels into the future but anticipates that problem loans may remain elevated, or even increase, into 2011 as the Company continues working to resolve problem loans in these challenging market conditions.

Noninterest Income

Noninterest income increased from $10.2 million in 2009 to $15.5 million in 2010, an increase of 52.9%. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2010 and 2009:

	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$3,311	$3,883	$(572)	(14.7)%
Bank card services	2,020	1,539	481	31.3
Mortgage origination and other loan fees	1,861	1,935	(74)	(3.8)
Brokerage fees	963	698	265	38.0
Bank-owned life insurance	699	1,830	(1,131)	(61.8)
Net gain on sale of investment securities	5,855	173	5,682	NM
Net other-than-temporary impairment losses on securities	–	(498)	498	(100.0)
Other	840	607	233	38.4
Total noninterest income	$15,549	$10,167	$5,382	52.9%

Index
The increase in noninterest income was primarily related to net gains of $5.9 million recorded on the sale of investment securities in 2010 as compared to net gains of $173 thousand recorded in 2009. The Company sold a significant portion of its U.S. government agency bond and mortgage-backed securities portfolio and reinvested the proceeds in an effort to reposition the investment portfolio to execute certain interest rate risk management, liquidity, and tax strategies. During the years ended December 31, 2010 and 2009, proceeds received from these sales totaled $202.2 million and $23.5 million, respectively. Included as a reduction to net gain on sale of investment securities in 2009 was a $320 thousand loss on an equity investment in Silverton Bank. Additionally, noninterest income was decreased in 2009 as an other-than-temporary impairment loss was recorded on an investment in trust preferred securities issued by a financial institution.

Also contributing to increased noninterest income, bank card services, which includes interchange fees related to debit card and credit card transactions, increased primarily due to higher debit card usage on consumer products where debit card issuance is optional. Brokerage fees increased as a result of improved sales efforts and market conditions.

Partially offsetting the increase in noninterest income was a nonrecurring BOLI gain of $913 thousand recorded in 2009. Service charge income decreased due to a reduction in the volume of overdrafts and non-sufficient funds transactions. Mortgage origination and other loan fees declined by $74 thousand due to fewer prepayment penalties recognized on business loans, partially offset by increased residential mortgage refinancing activity.

Noninterest Expense

Noninterest expense increased from $49.8 million in 2009 to $54.3 million in 2010, an increase of 9.0%. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2010 and 2009:

	2010	2009	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$22,675	$22,112	$563	2.5%
Occupancy	5,906	5,630	276	4.9
Furniture and equipment	3,183	3,155	28	0.9
Data processing and telecommunications	2,092	2,317	(225)	(9.7)
Advertising and public relations	1,887	1,610	277	17.2
Office expenses	1,260	1,383	(123)	(8.9)
Professional fees	2,514	1,488	1,026	69.0
Business development and travel	1,350	1,244	106	8.5
Amortization of core deposit intangible	937	1,146	(209)	(18.2)
ORE losses and miscellaneous loan costs	5,006	1,646	3,360	204.1
Directors’ fees	1,061	1,418	(357)	(25.2)
FDIC deposit insurance	3,846	2,721	1,125	41.3
Other	2,592	3,940	(1,348)	(34.2)
Total noninterest expense	$54,309	$49,810	$4,499	9.0%

The increase in noninterest expense was primarily due to a $3.4 million increase in other real estate and miscellaneous loan costs, of which $2.2 million was related to increased valuation adjustments to and losses on the sale of other real estate with the remaining increase representing higher loan workout, appraisal and foreclosure costs to resolve problem assets. FDIC deposit insurance expense rose by $1.1 million with a higher deposit insurance assessment rate and a change in risk category as determined by the FDIC.

Further, salaries and employee benefits expense increased by $563 thousand due to lower deferred loan costs, which decrease expense, and increased employee health insurance expense. Occupancy expense increased primarily due to additional overhead costs incurred as new branches were opened in the Triangle region late in 2009. Advertising and public relations expense increased by $277 thousand due in part from radio and television ads promoting the Company’s special financing program for home buyers. Professional fees increased by $1.0 million due to higher legal and consulting expense. Business development and travel expenses increased primarily due to marketing efforts associated with the Company’s withdrawn public stock offering in 2010. While slightly higher, furniture and equipment expense remained relatively consistent.

Index
Partially offsetting the increase in noninterest expense, data processing and telecommunications costs dropped by $225 thousand as the Company realized cost savings through renegotiation of certain vendor contracts. Office expense decreased by $123 thousand primarily due to cost savings initiatives within the Company’s branch network and operations areas. Core deposit intangible amortization decreased by $209 thousand as intangible assets acquired in previous acquisitions are amortized on an accelerated method over the expected benefit of the core deposit premium. Directors’ fees decreased by $357 thousand due to acceleration of benefit payments on a retirement plan upon the death of a former director in 2009 and in part due to the board reduction and reorganization in late 2009. Lastly, other expenses declined as the Company incurred $1.9 million of direct nonrecurring expenses related to its proposed stock offering in 2009. These expenses were recorded in other noninterest expense and primarily represented investment banking, legal and accounting costs related to the proposed offering. The Company also incurred direct nonrecurring expenses related to a separate proposed public stock offering in 2010 that was later withdrawn.

Income Taxes

Income tax expense recorded in the year ended December 31, 2010 was primarily impacted by the valuation allowance recorded against deferred tax assets in 2010. Due to a cumulative three-year, pre-tax loss position, significant net operating losses in 2010, and ongoing stress on the Company’s financial performance from elevated credit losses, the Company fully reserved its deferred tax assets as of December 31, 2010 with a valuation allowance of $31.8 million. A cumulative loss position makes it more difficult for management to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. In future periods, the Company may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The Company’s net loss totaled $6.8 million for the year ended December 31, 2009 compared to a net loss of $55.7 million for the year ended December 31, 2008. Net loss attributable to common shareholders was $9.2 million, or $0.80 per diluted share, in 2009 compared to net loss attributable to common shareholders of $55.8 million, or $4.94 per diluted share, in 2008. Results of operations for 2009 primarily reflect higher net interest income of $6.3 million on an improved net interest margin and growth in earning assets, an increase of $19.2 million in provision for loan losses, an increase in noninterest expense (excluding a goodwill impairment charge of $65.2 million in 2008) of $8.3 million, and increased income tax benefits of $5.8 million.

Net Interest Income

Net interest income increased from $42.6 million for the year ended December 31, 2008 to $48.9 million for the year ended December 31, 2009. Average interest-earning assets for the year ended December 31, 2009 were $1.61 billion compared to $1.44 billion for the year ended December 31, 2008, an increase of 11.9%. On a fully TE basis, net interest spread was 2.82% and 2.72% for the years ended December 31, 2009 and 2008, respectively. The net interest margin on a fully TE basis increased to 3.14% for the year ended December 31, 2009 from 3.07% for the year ended December 31, 2008. The yield on average interest-earning assets was 5.27% and 6.02% for the years ended December 31, 2009 and 2008, respectively, while the rate on average interest-bearing liabilities for those periods was 2.45% and 3.30%, respectively.

Interest income on loans decreased from $72.5 million in 2008 to $70.2 million in 2009, a decline of $2.3 million, or 3.2%. This decrease was primarily due to declining yields on the Company’s loan portfolio, partially offset by growth in average loan balances over the same period. Declining yields on the loan portfolio reduced interest income by $9.7 million in 2009 compared to 2008, and the increase in average loan balances generated $7.6 million in additional interest income. Average loan balances, which yielded 5.35% and 6.17% for the years ended December 31, 2009 and 2008, respectively, increased from $1.17 billion in 2008 to $1.32 billion in 2009. The Company’s interest rate swap on prime-indexed commercial loans increased loan interest income by $3.5 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively, representing a benefit to net interest margin of 0.22% and 0.18%, respectively.

Interest income on investment securities increased from $12.4 million in 2008 to $12.9 million in 2009, an increase of $523 thousand, or 4.2%. This increase was due to growth in the investment portfolio coupled with lower fixed income investment yields. Average investment balances, at book value, increased from $254.2 million for the year ended December 31, 2008 to $269.2 million for the year ended December 31, 2009 while the tax equivalent yield on investment securities decreased from 5.52% to 5.38% over the same period. These lower investment yields primarily reflect principal paydowns as well as calls and sales of higher yielding mortgage-backed securities and other investments being re-invested at lower market rates.

Index
Interest expense decreased from $42.4 million in 2008 to $34.3 million in 2009, a decline of $8.2 million, or 19.2%. This decrease is primarily due to declining interest rates, partially offset by growth in average interest-bearing liability balances. Declining interest rates reduced interest expense by $11.3 million in 2009 compared to 2008, and the increase in average balances resulted in $3.1 million of higher interest expense. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, increased from $1.06 billion for the year ended December 31, 2008 to $1.21 billion for the year ended December 31, 2009. The average rate paid on interest-bearing deposits decreased from 3.12% in 2008 to 2.31% in 2009, primarily due to declining interest rates in the wholesale and retail markets. The interest rate on time deposits, which comprised 61.6% of total deposits as of December 31, 2009 and 61.1% of total deposits as of December 31, 2008, decreased from 3.80% in 2008 to 2.85% in 2009.

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

Provision for Loan Losses

Provision for loan losses was $23.1 million for the year ended December 31, 2009 compared to $3.9 million for the year ended December 31, 2008. The increase in the provision was due to continued deteriorating economic conditions and weakness in local real estate markets which resulted in significantly higher levels of nonperforming assets and impaired loans as well as downgrades to the credit ratings of certain loans in the portfolio. Further, a significant decline in commercial real estate values contributed to higher levels of specific reserves or charge-offs on impaired loans. Net charge-offs increased from $3.5 million, or 0.30% of average loans, in 2008 to $11.8 million, or 0.89% of average loans, in 2009.

Nonperforming assets, which include nonperforming loans and other real estate, totaled 2.90% of total assets as of December 31, 2009, an increase from 0.63% as of December 31, 2008. Nonperforming assets, including accruing restructured loans, totaled 4.87% of total assets as of December 31, 2009, an increase from 0.99% as of December 31, 2008. Loans past due more than 30 days, excluding nonperforming loans, increased to 0.67% of total loans as of December 31, 2009 compared to 0.42% as of December 31, 2008. The allowance for loan losses increased to 1.88% of total loans as of December 31, 2009 compared with 1.18% as of December 31, 2008. The allowance for loan losses covered 66% of nonperforming loans as of December 31, 2009, which was a decrease from 162% as of December 31, 2008.

Noninterest Income

Noninterest income decreased from $11.1 million in 2008 to $10.2 million in 2009, a decrease of 8.0%. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2009 and 2008:

	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest income:
Service charges and other fees	$3,883	$4,545	$(662)	(14.6)%
Bank card services	1,539	1,332	207	15.5
Mortgage origination and other loan fees	1,935	2,148	(213)	(9.9)
Brokerage fees	698	732	(34)	(4.6)
Bank-owned life insurance	1,830	952	878	92.2
Gain on sale of branch	–	374	(374)	(100.0)
Net gain on sale of investment securities	173	249	(76)	(30.5)
Net other-than-temporary impairment losses on securities	(498)	–	(498)	NM
Other	607	719	(112)	(15.6)
Total noninterest income	$10,167	$11,051	$(884)	(8.0)%

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

Index
Service charge income, which includes overdraft and non-sufficient funds charges, decreased primarily from a decline in consumer spending during the recent economic recession. Bank card services, which includes income received from debit card transactions, increased primarily due to checking account growth. Mortgage origination and other loan fees include origination fees from brokered mortgage loans as well as prepayment penalties and other miscellaneous loan fees that are not recorded to interest income. Mortgage fees increased by $330 thousand, which was primarily a result of higher levels of brokered mortgage originations benefited by a continued favorable interest rate environment for residential mortgage refinancing and home purchase activity. Other loan fees declined by $543 thousand due to a drop in prepayment penalties charged as fewer business loans were prepaid. Brokerage fees declined with increased concerns about the economic recession and volatility in the stock markets. Partially offsetting the noninterest income decline was an increase in BOLI income, which was primarily due to collection of a policy claim in 2009.

Noninterest Expense

Noninterest expense decreased from $106.7 million in 2008 to $49.8 million in 2009, a decrease of 53.3%. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2009 and 2008:

	2009	2008	$ Change	% Change
(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$22,112	$20,951	$1,161	5.5%
Occupancy	5,630	4,458	1,172	26.3
Furniture and equipment	3,155	3,135	20	0.6
Data processing and telecommunications	2,317	2,135	182	8.5
Advertising and public relations	1,610	1,515	95	6.3
Office expenses	1,383	1,317	66	5.0
Professional fees	1,488	1,479	9	0.6
Business development and travel	1,244	1,393	(149)	(10.7)
Amortization of core deposit intangible	1,146	1,037	109	10.5
ORE losses and miscellaneous loan costs	1,646	898	748	83.3
Directors’ fees	1,418	1,044	374	35.8
FDIC deposit insurance	2,721	685	2,036	297.2
Goodwill impairment charge	–	65,191	(65,191)	(100.0)
Other	3,940	1,424	2,516	176.7
Total noninterest expense	$49,810	$106,662	$(56,852)	(53.3)%

The primary reason for the significant decline in noninterest expense was the $65.2 million goodwill impairment charge in 2008.

Salaries and employee benefits rose primarily due to increased staffing requirements as new branches were opened during 2008 and 2009 in addition to the four branches purchased in the Fayetteville market during December 2008. Regular salaries and wages increased by $3.0 million as the average number of full-time equivalent employees increased from 342 in 2008 to 390 in 2009. Partially offsetting increased costs from additional headcount was a reduction in bonus expense of $1.0 million and 401(k) plan employer match expense of $385 thousand as the Company suspended its incentive plan and retirement plan matching contributions in light of market conditions. Further, deferred loan costs increased by $863 thousand which resulted in decreased salaries expense. Loan cost deferrals are applied to each loan originated and renewed based on an estimated cost to process and underwrite those originations and renewals. Deferred costs increase the loan balance and are amortized as a component of interest income through the maturity of the respective loans.

Occupancy expense increased primarily from higher levels of facilities costs related to new branch locations but also from higher rent due to sale-leaseback agreements transactions on three existing branch facilities in September 2008. While slightly higher, furniture and equipment expense, advertising and public relations expense, office expenses, and professional fees remained relatively consistent from 2008 to 2009. Data processing and communications costs rose as management continued to update the Company’s technology infrastructure to support business growth. Business development and travel costs declined as management continued to closely monitor and control discretionary spending and as a second partner was recruited to sublease the corporate airplane. Core deposit intangible amortization increased from additional amortization required on the core deposit intangible recognized as part of the acquisition of four Fayetteville branches in December 2008.

Index
Other real estate and miscellaneous loan costs increased $748 thousand, of which $241 thousand was related to increased valuation adjustments to and losses on the sale of other real estate, with the remaining increase representing higher loan workout, appraisal and foreclosure costs to resolve problem assets. Directors’ fees increased largely from an accelerated payout of deferred compensation benefits upon the death of a former director. FDIC deposit insurance expense increased partially due to a mandatory special assessment of $765 thousand charged and collected in 2009. The remaining increase in FDIC deposit insurance expense was due to deposit growth as well as increases in assessment rates charged by the FDIC to cover higher monitoring costs and losses from insured financial institutions taken into receivership. The Company incurred $1.9 million of direct nonrecurring expenses related to its recent proposed public stock offering that was withdrawn in January 2010. These expenses are recorded in other noninterest expense and represent investment banking, due diligence, legal and accounting costs as well as other miscellaneous filing and printing costs related to the proposed offering. The Company also recognized a loss of $361 thousand, which was recorded in other noninterest expense, related to the repurchase of a mortgage loan previously sold to an investor in the secondary market.

Income Taxes

The Company’s income tax benefit increased from $1.2 million for the year ended December 31, 2008 to $7.0 million for the year ended December 31, 2009. This increase was due primarily to a larger pre-tax loss in 2009 compared to 2008, excluding the goodwill impairment charge in 2008. Also partially contributing to the increased tax benefit was a nonrecurring benefit of $504 thousand recorded from income tax refunds from federal and state tax authorities upon the amendment of multiple tax returns from previous years. These amended returns were filed during the third quarter of 2009 following a thorough review by the Company’s tax professionals of previously filed federal and state tax returns. The Company’s effective tax rate was 50.7% and 2.1% for the years ended December 31, 2009 and 2008, respectively. The increased effective tax rate was related to higher levels of tax exempt income relative to the pre-tax loss in each year. The goodwill impairment charge also significantly reduced the Company’s effective tax rate in 2008.

Analysis of Financial Condition

Overview

The Company’s financial condition is measured in terms of its asset and liability composition as well as asset quality. The fluctuation and composition of the balance sheet in 2010 reflected a decline in the loan portfolio as the Company focused on resolving problem loans and preserving capital.

Total assets as of December 31, 2010 were $1.59 billion, a decrease of $149.1 million from $1.73 billion as of December 31, 2009. Earning assets, which represented 97.0% and 94.6% of total assets as of December 31, 2010 and 2009, respectively, decreased from $1.64 billion as of December 31, 2009 to $1.54 billion as of December 31, 2010. Loans declined from $1.39 billion as of December 31, 2009 to $1.25 billion as of December 31, 2010, a decrease of 9.8%. The declining loan portfolio reflected an effort by the Company to de-leverage its balance sheet to preserve capital and reduce its exposure to certain sectors of the commercial real estate market. Allowance for loan losses was $36.1 million as of December 31, 2010 compared to $26.1 million as of December 31, 2009, representing approximately 2.87% and 1.88%, respectively, of total loans.

Total investment securities decreased by $22.2 million in 2010 as management sold certain municipal bonds to reduce the duration of its fixed income portfolio earlier in the year and then repositioned its portfolio later in the year to execute certain interest rate risk, liquidity, and tax strategies. The Company’s portfolio also experienced relatively high levels of paydowns on U.S. government sponsored mortgage-backed securities. The cash surrender value of BOLI policies decreased by $15.8 million after the Company surrendered certain BOLI contracts on former employees and directors in 2010 for the purpose of repositioning the BOLI portfolio for capital, liquidity and tax planning purposes. Deferred tax assets declined by $12.1 million in 2010 as the Company recorded a full valuation allowance on its deferred tax position.

Total deposits declined from $1.38 billion as of December 31, 2009 to $1.34 billion as of December 31, 2010, a decrease of 2.52%. Savings accounts and time deposits increased by $1.7 million and $24.6 million, respectively, during 2010 while checking accounts and money market accounts decreased by $14.3 million and $46.7 million, respectively. Time deposits represented 65.0% of total deposits at December 31, 2010 compared to 61.6% at December 31, 2009. Borrowings and securities sold under agreements to repurchase decreased by $52.5 million in 2010 as the Company paid off certain borrowings with increased liquidity from paydowns on loans and investment securities as well as the surrender of certain BOLI contracts. Subordinated debt increased by $3.4 million in 2010 from the private placement offering of investment units consisting of subordinated debt and common stock in the first quarter of the year.

Index
Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $76.7 million as of December 31, 2010. The Company’s accumulated deficit increased by $63.8 million for the year ended December 31, 2010, reflecting a $61.5 million net loss and dividends and accretion on preferred stock of $2.3 million. Common stock increased primarily due to $5.1 million of net proceeds from the issuance of shares of the Company’s common stock as part of the private placement offering. Accumulated other comprehensive income (loss), which includes the unrealized gain or loss on available-for-sale investment securities, net of tax, was a net unrealized loss of $1.3 million as of December 31, 2010 compared to a net unrealized gain of $4.0 million as of December 31, 2009.

Investment Securities

Investment securities represent the second largest component of earning assets and are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for FHLB advances, public funds and repurchase agreements, as necessary. The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, non-agency mortgage-backed securities, municipal bonds, and corporate bonds.

As securities are purchased, they are designated as available for sale or held to maturity based upon management’s intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies and capital requirements. In recent years, management has generally identified new securities purchased as available for sale. Investment securities available for sale are carried at their fair value and were in a net unrealized loss position of $2.0 million as of December 31, 2010, a decline from a net unrealized gain position of $6.5 million as of December 31, 2009. Changes to the fair value of available-for-sale investment securities are recorded to other comprehensive income. Investment securities held to maturity are carried at amortized cost and were in a net unrealized loss position of $54 thousand as of December 31, 2009. The Company had no investment securities designated as held to maturity as of December 31, 2010.

As of December 31, 2010 and 2009, the recorded value of investments securities totaled $223.3 million and $245.5 million, respectively, with $215.0 million and $235.4 million, respectively, classified as available for sale and recorded at fair value and $0 and $3.7 million, respectively, classified as held to maturity and recorded at amortized cost. In addition, the Company owned other investments which totaled $8.3 million and $6.4 million as of December 31, 2010 and 2009, respectively. Other investments primarily includes the Company’s investment in FHLB stock which does not have a readily determinable fair value and is recorded at cost and reviewed periodically for impairment. Factors affecting changes in the investment portfolio balance include loan growth, funding levels, interest rates available for reinvestment of maturing securities, and changes to the interest rate yield curve.

The following table reflects the carrying value of the Company’s investment portfolio as of December 31, 2010, 2009 and 2008:

	2010	2009	2008
(Dollars in thousands)

Available for sale:
U.S. agency obligations	$18,934	$1,029	$5,448
Municipal bonds	21,009	72,894	70,430
Mortgage-backed securities issued by GSEs	165,423	151,658	181,906
Non-agency mortgage-backed securities	6,587	7,797	5,809
Other securities	3,038	2,048	3,063
	214,991	235,426	266,656
Held to maturity:
U.S. agency obligations	–	–	–
Municipal bonds	–	300	300
Mortgage-backed securities issued by GSEs	–	1,576	2,103
Non-agency mortgage-backed securities	–	1,800	2,791
	–	3,676	5,194
Other investments	8,301	6,390	6,288
	$223,292	$245,492	$278,138

On at least a quarterly basis, the Company completes an other-than-temporary impairment (“OTTI”) assessment of its investment portfolio. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings.

Index
In the year ended December 31, 2009, losses on 3 securities were determined to represent OTTI. The first of these investments was a private label mortgage security with a book value and unrealized loss of $699,000 and ($212,000), respectively, as of December 31, 2010 compared with a book value and unrealized loss of $810,000 and ($381,000), respectively, as of December 31, 2009. This impairment determination was based on the extent and duration of the unrealized loss as well as credit rating downgrades from rating agencies to below investment grade. Based on its analysis of expected cash flows, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a community bank with a book value and unrealized loss of $1.0 million and ($202,000), respectively, as of both December 31, 2010 and 2009. This impairment determination was based on the extent of the unrealized loss as well as recent adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income. The third of these investments was an investment in trust preferred securities of a community bank with a par value of $1.0 million. This investment was determined to be credit impaired and was written down to estimated fair value with a $498,000 charge to income in the year ended December 31, 2009.

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which OTTI has not been recognized in income, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency obligations	$8,916	$87	$–	$–	$8,916	$87
Municipal bonds	14,886	1,134	2,453	387	17,339	1,521
Mortgage-backed securities issued by GSEs	14,473	195	–	–	14,473	195
Non-agency mortgage-backed securities	–	–	4,183	242	4,183	242
Other securities	–	–	2,536	214	2,536	214
Total at December 31, 2010	$38,275	$1,416	$9,172	$843	$47,447	$2,259

As of December 31, 2010, unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, are related to 4 different securities. These losses are due to a combination of changes in credit spreads and other market factors. These mortgage securities are not issued or guaranteed by an agency of the federal government but are instead issued by private financial institutions and therefore carry an element of credit risk. Management closely monitors the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, geography of collateral, remaining terms, interest rates, loan types, etc. The Company has engaged a third party expert to provide a quarterly “stress test” of each private label mortgage security through a model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance and expected cash flows of each mortgage security.

Unrealized losses on the Company’s investments in municipal bonds are related to 30 different securities. These losses are primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Management monitors the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities relate to an investment in subordinated debt of one corporate financial institution. Management monitors the financial strength of this institution by reviewing its quarterly financial reports and considers its capital, liquidity and earnings in this review.

The securities in an unrealized loss position as of December 31, 2010 not previously determined to have OTTI continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses on such securities to represent OTTI as of December 31, 2010.

Index
The table below reflects the carrying value and weighted average yield on debt securities by final contractual maturities as of December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than 1 Year		1–5 Years		5–10 Years		More Than 10 Years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Other	Amount	Yield
(Dollars in thousands)

Available for Sale:
U.S. agency securities	$–	–%	$15,962	1.07%	$2,972	2.14%	$–	–%	$–	$18,934	1.24%
Municipal bonds 1	301	4.52	1,880	5.14	555	6.29	18,273	6.09	–	21,009	6.00
MBSs issued by GSEs	–	–	62	5.16	43,707	2.00	121,654	2.89	–	165,423	2.66
Non-agency MBSs	–	–	–	–	1,369	4.79	5,218	4.98	–	6,587	4.94
Corporate bonds 2	–	–	–	–	798	3.80	502	–	–	1,300	2.53
Other securities	–	–	–	–	–	–	–	–	1,738	1,738	–
Total	$301	4.52%	$17,904	1.51%	$49,401	2.16%	$145,647	3.36%	$1,738	$214,991	2.90%

1	Municipal bonds shown at tax equivalent yield computed using a federal tax rate of 34%.
2	Corporate bond due after ten years is an other-than-temporarily impaired corporate bond for which the Company is no longer accruing interest.

As of December 31, 2010, the projected weighted average life of the Company’s U.S. agency bonds, municipal bonds and mortgage-backed securities was 2.1 years, 10.7 years and 4.4 years, respectively, assuming a flat interest rate environment.

Loans

Total loans were $1.25 billion and $1.39 billion as of December 31, 2010 and 2009, respectively. The declining loan portfolio reflects an effort by the Company to de-leverage its balance sheet to preserve capital and reduce its exposure to certain sectors of the commercial real estate market. As of December 31, 2010, commercial real estate (non-owner occupied), consumer real estate, commercial owner occupied, commercial and industrial, consumer non-real estate and other loans (including agriculture and municipal loans) amounted to $634.5 million, $263.0 million, $170.5 million, $145.4 million, $6.2 million, and $33.7 million, respectively. As of December 31, 2009, such loans amounted to $697.8 million, $262.5 million, $194.4 million, $183.7 million, $9.7 million, and $41.9 million, respectively.

The loan portfolio is comprised mainly of loans to small- and mid-sized businesses as well as individuals located within the Company’s four primary markets: Triangle, Sandhills, Triad and Western regions. The economic trends of the areas in North Carolina served by the Company are influenced by the significant businesses and industries within these regions. The ultimate collectability of the Company’s loan portfolio is highly susceptible to changes in the market conditions of these geographic regions.

The following table reflects contractual maturities and weighted average yields by maturity category as of December 31, 2010:

	Less Than 1 Year		1–5 Years		More Than 5 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)

Commercial real estate – non-owner occupied	$298,681	5.25%	$312,998	5.70%	$22,851	6.47%	$634,530	5.52%
Consumer real estate	25,360	5.57	65,772	6.20	171,823	4.39	262,955	4.96
Commercial real estate – owner occupied	24,414	5.99	125,998	6.07	20,058	6.36	170,470	6.09
Commercial and industrial	70,124	5.29	70,586	5.32	4,725	6.25	145,435	5.34
Consumer	1,814	6.24	2,863	7.46	1,486	9.24	6,163	7.53
Other	5,380	5.56	4,401	6.13	23,961	4.70	33,742	5.02
Total	$425,773	5.32%	$582,618	5.80%	$244,904	4.84%	$1,253,295	5.45%

Index
The following table reflects the mixture of commercial loans and weighted average yields by rate type for notes with contractual maturities greater than one year as of December 31, 2010:

	Fixed Rate		Floating Rate		Adjustable Rate		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)

Due after 1 year:
Commercial real estate – non-owner occupied	$169,117	6.42%	$164,304	5.07%	$2,428	5.27%	$335,849	5.75%
Commercial real estate – owner occupied	126,773	6.42	16,258	4.06	3,025	3.86	146,056	6.11
Commercial and industrial	26,652	6.56	42,106	4.89	6,553	3.72	75,311	5.38
Total	$322,542	6.43%	$222,668	4.96%	$12,006	4.07%	$557,216	5.79%

Given the nature of the Company’s primary markets, a significant portion of the loan portfolio is secured by commercial real estate. As of December 31, 2010, approximately 51% of the loan portfolio had non-owner occupied commercial real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans. The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

To mitigate risks related to the use of interest reserves, the Company follows an interest reserve policy approved by its Board of Directors which sets underwriting standards for loans with interest reserves. These policies include loan-to-value, or LTV, limits as well as guarantor strength and equity requirements. Additionally, strict monitoring requirements are followed. LTV limits have been established based on regulatory guidelines for each loan type, and interest reserve loans with an LTV (using an updated independent appraisal) exceeding those limits are generally placed on nonaccrual status.

As of December 31, 2010, the Company had a total of 28 loans funded by an interest reserve with total outstanding balances of $48.0 million, representing approximately 4% of total outstanding loans. Total commitments on these loans equaled $55.2 million with total remaining interest reserves of $1.3 million, representing a weighted average term of approximately 7 months of remaining interest coverage. The following table summarizes the Company’s residential and commercial acquisition, development and construction, or ADC, loans with active interest reserves as of December 31, 2010 and 2009:

Index
	Outstanding Balance	Unfunded Commitments	Number of Loans	Remaining Interest Reserves	Balance on Nonaccrual
(Dollars in thousands)

December 31, 2010
Residential ADC	$12,702	$1,009	14	$351	$3,311
Commercial ADC	35,281	6,174	14	974	–
Total 1	$47,983	$7,183	28	$1,325	3,311

December 31, 2009
Residential ADC	$69,698	$5,370	31	$1,449	$7,099
Commercial ADC	72,565	31,169	19	3,547	–
Total 1	$142,263	$36,539	50	$4,996	7,099

1	Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

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

The following table presents an analysis of nonperforming assets as of December 31, 2010 and 2009:

	2010	2009
(Dollars in thousands)

Nonperforming assets:
Nonperforming loans:
Commercial real estate	$53,371	$25,593
Consumer real estate	3,758	3,330
Commercial owner occupied	8,198	6,607
Commercial and industrial	5,830	3,974
Consumer	6	8
Other loans	781	–
Total nonperforming loans	71,944	39,512
Other real estate:
Construction, land development, and other land	10,797	2,863
1-4 family residential properties	4,529	2,060
1-4 family residential properties sold with 100% financing	1,004	3,314
Commercial properties	1,086	1,199
Closed branch office	918	1,296
Total other real estate	18,334	10,732
Total nonperforming assets	90,278	50,244
Performing restructured loans	4,463	34,177
Total nonperforming assets and restructured loans	$94,741	$84,421

Asset quality ratios:
Nonperforming loans to total loans	5.73%	2.84%
Nonperforming assets to total assets	5.69	2.90
Nonperforming assets and restructured loans to total assets	5.98	4.87
Allowance for loan losses to total loans	2.87	1.88
Allowance for loan losses to nonperforming loans	50.12	66.01

Index
Other real estate, which includes foreclosed assets and other real property held for sale, increased to $18.3 million as of December 31, 2010 from $10.7 million as of December 31, 2009. As of December 31, 2010, other real estate included $918 thousand of real estate from a closed branch office held for sale and included $1.0 million of residential properties sold to individuals prior to December 31, 2010 where the Company financed 100% of the purchase price of the home at closing. These financed properties will remain in other real estate until regular payments are made by the borrowers that total at least 5% of the original purchase price, which is expected to occur in early 2011, at which time the property will be moved out of other real estate and into the performing mortgage loan portfolio.

The remaining increase in other real estate was primarily due to the repossession of commercial and residential real estate in 2010. The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties are carried at the lower of carrying value or updated fair value. The Company obtains updated appraisals and/or internal evaluations for all other real estate. The Company considers all other real estate to be classified as Level 2 fair value estimates based on current appraised values as of December 31, 2010.

Individually impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. Individually impaired loans totaled $76.5 million and $77.3 million as of December 31, 2010 and 2009, respectively. The following table summarizes the Company’s individually impaired loans and performing TDRs as of December 31, 2010 and 2009:

	2010	2009
(Dollars in thousands)

Impaired loans:
Impaired loans with related allowance for loan losses	$2,378	$58,509
Impaired loans for which the full loss has been charged off	74,141	18,756
Total impaired loans	76,519	77,265
Allowance for loan losses related to impaired loans	(529)	(6,112)
Net carrying value of impaired loans	$75,990	$71,153

Performing TDRs:
Commercial real estate	$3,856	$27,532
Consumer real estate	121	598
Commercial owner occupied	421	4,633
Commercial and industrial	65	1,288
Consumer	–	126
Total performing TDRs	$4,463	$34,177

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms are also combined with a reduction of the stated interest rate in certain cases. Success in restructuring loan terms has been mixed but this has proven to be a useful tool in certain situations to protect collateral values and to allow certain borrowers additional time to execute upon defined business plans. In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restructured agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

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

All TDRs are considered to be individually impaired and are evaluated as such in the quarterly allowance calculation. As of December 31, 2010, there was no allowance for loan losses allocated to TDRs as all of these loans were charged down to estimated fair value. Outstanding nonperforming TDRs totaled $14.0 million as of December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date and is determined by management through at least quarterly evaluations of the loan portfolio. The allowance calculation consists of reserves on loans individually evaluated for impairment and reserves on loans collectively evaluated for impairment.

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

Management has allocated the allowance for loan losses by loan purpose for the past five years ended December 31, as shown in the following table:

	As of December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Commercial	$21,734	60%	$14,187	54%	$9,749	66%	$10,231	75%	$8,744	59%
Construction	11,499	32	10,343	40	3,548	24	1,812	13	3,276	25
Consumer	614	2	481	2	620	4	631	5	408	3
Home equity lines	1,003	3	491	2	570	4	419	3	669	8
Mortgage	1,211	3	579	2	308	2	478	4	250	5
Total	$36,061	100%	$26,081	100%	$14,795	100%	$13,571	100%	$13,347	100%

Index
The following table presents the allowance for loan losses, allocated according to collateral risk within the loan portfolio consistent with other loan-related disclosures, for the past three years ended December 31:

	As of December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Commercial real estate	$20,995	58%	$14,987	58%	$6,825	46%
Consumer real estate	4,732	13	2,383	9	2,360	16
Commercial owner occupied	3,395	9	2,650	10	1,878	13
Commercial and industrial	6,432	18	5,536	21	3,233	22
Consumer	354	1	326	1	316	2
Other loans	153	1	199	1	183	1
Total	$36,061	100%	$26,081	100%	$14,795	100%

The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The following table presents an analysis of changes in the allowance for loan losses for the previous five years ended December 31:

	2010	2009	2008	2007	2006
(Dollars in thousands)

Allowance for loan losses, beginning of year	$26,081	$14,795	$13,571	$13,347	$9,592
Adjustment for loans acquired in acquisition	–	–	845	–	7,650
Net charge-offs:
Loans charged off:
Commercial real estate	38,220	8,026	1,991	1,292	1,278
Consumer real estate	3,923	2,016	125	2,264	268
Commercial and industrial	6,639	1,903	1,658	1,265	3,541
Consumer	429	252	794	403	172
Other loans	209	–	–	28	–
Total charge-offs	49,420	12,197	4,568	5,252	5,259
Recoveries of loans previously charged off:
Commercial real estate	664	200	650	455	129
Consumer real estate	54	107	28	1,295	54
Commercial and industrial	115	63	316	9	536
Consumer	22	49	77	111	58
Total recoveries	855	419	1,071	1,870	777
Total net charge-offs	48,565	11,778	3,497	3,382	4,482
Provision for loan losses	58,545	23,064	3,876	3,606	587
Allowance for loan losses, end of year	$36,061	$26,081	$14,795	$13,571	$13,347

Net charge-offs to average loans during the year	3.60%	0.89%	0.30%	0.32%	0.46%

Loans Individually Evaluated for Impairment

A loan is considered individually impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. For certain individually impaired loans on borrower relationships less than $500 thousand, management aggregates these loans based on common risk characteristics and uses historical loss statistics as a means of measuring impairment, or reserves, on those loans. Management evaluates loans that are classified as doubtful, substandard or special mention to determine whether they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

Index
As of December 31, 2010 and 2009, the recorded investment in impaired loans for which the full loss was charged-off totaled $74.1 million and $18.8 million, respectively, and the aggregate unpaid principal balances of these loans totaled $92.1 million and $25.0 million, respectively. The difference between the recorded investment and unpaid principal balance represents cumulative charge-offs over the life of these impaired loans. As of December 31, 2010 and 2009, the recorded investment in impaired loans with a related allowance totaled $2.4 million and $58.5 million, respectively, with related reserves of $529 thousand and $6.1 million, respectively. In 2009, the Company charged down impaired loans to estimated fair value if legal action had begun against the borrower in default. The remainder of impaired loans was reserved based upon estimated fair value. However, in 2010, the Company changed its practice and currently charges down all individually impaired loans to estimated fair value except for the small group of individually impaired loans on borrower relationships less than $500 thousand that are aggregated for impairment measurement purposes. Given the Company’s concentration in real estate lending, the vast majority of individually impaired loans are collateral dependent and are therefore valued based on underlying collateral values. In the case of unsecured loans that become impaired, unpaid principal balances are fully charged off.

The Company employs a dedicated Special Assets Group that monitors problem loans and formulates collection and/or resolution plans for those borrowers. Special Assets and the lender who underwrote the problem loan remain updated on market conditions and inspect the collateral on a regular basis. If there is reason to believe that collateral values have been negatively affected by market or other forces, an updated appraisal is ordered to assess the change in value. The Company’s management generally seeks to ensure that appraisals are not more than twelve months old for all individually impaired loans.

For most individually impaired loans, the fair value of underlying collateral is estimated based on a current independent appraised value, adjusted for estimated costs to sell. These are considered Level 2 fair value estimates. For certain impaired loans where appraisals are aged or where market conditions have significantly changed since the appraisal date, a further reduction is made to appraised value to arrive at the fair value of collateral. These are considered Level 3 fair value estimates. In other situations, management will use broker price opinions, internal valuations or other valuation sources. These are also considered Level 3 fair value estimates. Estimated fair value on impaired loans totaled $76.0 million as of December 31, 2010. Of this amount, $61.0 million of impaired loans were valued based on current independent appraisals, and $15.0 million of impaired loans were valued based on a combination of adjusted appraised values, internal valuations, and other valuation sources or methods. Internal valuations are used primarily for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. For any impaired loan where a reserve has previously been established, or where a partial charge-off has been recorded, an updated appraisal that reflects a further decline in value will result in an additional reserve or partial charge-off during the current period.

Loans Collectively Evaluated for Impairment

Reserves on loans collectively evaluated for impairment are determined by applying loss rates to pools of loans that are grouped according to the Company’s two-dimensional risk rating system. The first digit of the risk rating represents the credit quality of the borrower and is used to calculate the probability of default used in the “pooled” reserve calculation, while the second digit represents the loan collateral type and is used to calculate the loss given default also used in the “pooled” reserve calculation. The first digit ranges from 1 to 9, where a higher rating represents higher credit risk, and is selected on the financial strength and overall resources of the borrower, and the second digit is chosen by the type of primary collateral securing the loan.

At the origination of each commercial loan, the loan officer evaluates the relative risk of the loan and assigns a corresponding risk rating based upon completion a standardized risk rating worksheet that is reviewed by management. To ensure that loans are properly risk rated after origination, loan officers are required to re-evaluate assigned risk ratings whenever the borrower’s financial condition or ability to repay their loan changes. At a minimum, risk ratings are reassigned whenever a loan is renewed or modified. Additionally, the Bank employs a loan review department that audits loans based on a defined scope. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan’s risk rating. The loan review department reports its findings to senior management and the Audit Committee of the Company’s Board of Directors.

Index
In addition to using historical default and charge-off experience for each pool to calculate loss rates on loans collectively evaluated for impairment, management also considers the following environmental factors in establishing these loss rates:

•	Levels of and trends in delinquencies, impaired loans and classified assets;

•	Levels of and trends in charge-offs and recoveries;

•	Trends in nature, volume and terms of loans;

•	Existence of and changes in portfolio concentrations by product type and geographical location;

•	Changes in national, regional and local economic conditions;

•	Changes in the experience, ability and depth of lending management;

•	Changes in the quality of the loan review system; and

•	The effect of other external factors such as legal and regulatory requirements.

As of December 31, 2010, the Company used two years of default and charge-off history for purposes of calculating reserves on loans evaluated collectively. Nonperforming loans and net charge-offs have significantly increased over the past two years, particularly in the commercial real estate portfolio, and such increases have directly impacted loss rates and the resulting allowance for loan losses for each loan pool.

Commercial Real Estate Analysis

Residential Construction & Development Loan Analysis by Type:	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

December 31, 2010
Loans outstanding	$102,797	$77,120	$179,917
Nonaccrual loans	35,934	3,180	39,114
Allowance for loan losses	4,975	3,996	8,971
YTD net charge-offs	27,096	3,382	30,478

Loans outstanding to total loans	8.19%	6.15%	14.34%
Nonaccrual loans to loans in category	34.96	4.12	21.74
Allowance to loans in category	4.84	5.18	4.99
YTD net charge-offs to average loans in category (annualized)	20.41	3.80	13.75

December 31, 2009
Loans outstanding	$162,733	$100,724	$263,457
Nonaccrual loans	16,935	7,102	24,037
Allowance for loan losses	7,569	1,707	9,276

Loans outstanding to total loans	11.70%	7.24%	18.95%
Nonaccrual loans to loans in category	10.41	7.05	9.12
Allowance to loans in category	4.65	1.69	3.52

Index
Residential Construction & Development
Loan Analysis by Region:	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

December 31, 2010
Triangle	$134,858	74.96%	$30,310	22.48%	$6,898	5.12%
Sandhills	24,816	13.79	979	3.95	1,080	4.35
Triad	4,584	2.55	–	–	417	9.10
Western	15,659	8.70	7,825	49.97	576	3.68
Total	$179,917	100.00%	$39,114	21.74%	$8,971	4.99%

December 31, 2009
Triangle	$185,319	70.34%	$14,349	7.74%	$7,325	3.95%
Sandhills	31,257	11.86	–	–	412	1.32
Triad	5,509	2.09	106	1.92	86	1.56
Western	41,372	15.71	9,582	23.16	1,453	3.51
Total	$263,457	100.00%	$24,037	9.12%	$9,276	3.52%

Commercial Construction & Development
and Other CRE Loan Analysis by Type:	Commercial Land / Development	Commercial Construction	Multifamily	Other Non- Residential CRE	Total
(Dollars in thousands)

December 31, 2010
Loans outstanding	$121,415	$49,255	$39,831	$244,112	$454,613
Nonaccrual loans	11,579	–	–	2,678	14,257
Allowance for loan losses	5,122	1,268	668	4,966	12,024
YTD net charge-offs	1,641	(3)	10	1,061	2,709

Loans outstanding to total loans	9.68%	3.93%	3.18%	19.46%	36.24%
Nonaccrual loans to loans in category	9.54	–	–	1.10	3.14
Allowance to loans in category	4.22	2.57	1.68	2.03	2.64
YTD net charge-offs to average loans in category (annualized)	1.31	(0.01)	0.02	0.48	0.61

December 31, 2009
Loans outstanding	$128,745	$59,918	$43,379	$202,295	$434,337
Nonaccrual loans	529	–	325	702	1,556
Allowance for loan losses	1,732	462	474	3,043	5,711

Loans outstanding to total loans	9.26%	4.31%	3.12%	14.55%	31.24%
Nonaccrual loans to loans in category	0.41	–	0.75	0.35	0.36
Allowance to loans in category	1.35	0.77	1.09	1.50	1.31

Index
Commercial Construction & Development
and Other CRE Loan Analysis by Region:	Loans Outstanding	Percent of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
(Dollars in thousands)

December 31, 2010
Triangle	$291,377	64.09%	$13,364	4.59%	$7,240	2.48%
Sandhills	66,292	14.58	815	1.23	2,504	3.78
Triad	41,441	9.12	–	–	1,122	2.71
Western	55,503	12.21	78	0.14	1,158	2.09
Total	$454,613	100.00%	$14,257	3.14%	$12,024	2.64%

December 31, 2009
Triangle	$281,664	64.85%	$361	0.13%	$3,653	1.30%
Sandhills	60,593	13.95	605	1.00	937	1.55
Triad	35,987	8.29	41	0.11	576	1.60
Western	56,093	12.91	549	0.98	545	0.97
Total	$434,337	100.00%	$1,556	0.36%	$5,711	1.31%

Deposits

Total deposits decreased from $1.38 billion as of December 31, 2009 to $1.34 billion as of December 31, 2010. Of these amounts, $116.1 million and $141.1 million represented noninterest-bearing demand deposits as of December 31, 2010 and 2009, respectively, and $1.23 billion and $1.24 billion represented interest-bearing deposits as of December 31, 2010 and 2009, respectively. Balances in time deposits of $100,000 and greater decreased from $341.4 million as of December 31, 2009 to $327.5 million as of December 31, 2010. The average interest rate on time deposits of $100,000 or greater decreased from 2.74% as of December 31, 2009 to 1.97% as of December 31, 2010.

The following table reflects the scheduled maturities and average rates of time deposits as of December 31, 2010:

	Time Deposits $100,000 or Greater		Time Deposits Less than $100,000
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Three months or less	$13,952	1.11%	$77,004	0.64%
Over three months to one year	28,930	1.76	114,686	1.15
Over one year to three years	253,107	1.95	315,341	1.87
Over three years	31,463	2.73	38,847	2.71
	$327,452	1.97%	$545,878	1.61%

Borrowings and Subordinated Debt

Advances from the FHLB totaled $51.0 million and $49.0 million as of December 31, 2010 and 2009, respectively, and had a weighted average rate of 4.2% and 4.7% as of December 31, 2010 and 2009, respectively. In addition, FHLB overnight borrowings on the Company’s credit line at that institution totaled $20.0 million and $18.0 million as of December 31, 2010 and 2010, respectively. These advances as well as the Company’s credit line with the FHLB were collateralized by eligible 1–4 family mortgages, home equity loans, commercial loans, and mortgage-backed securities. Outstanding structured repurchase agreements totaled $50.0 million as of December 31, 2010 and 2009. These repurchase agreements had a weighted average rate of 4.1% as of December 31, 2010 and 2009 and were collateralized by certain U.S. agency and mortgage-backed securities.

Index
The Company maintains a credit line at the Federal Reserve Bank’s (“FRB”) discount window that is used for short-term funding needs and as an additional source of liquidity. Primary credit borrowings totaled $0 and $50.0 million as of December 31, 2010 and 2009, respectively. These borrowings as well as the Company’s credit line at the discount window were collateralized by eligible commercial construction as well as commercial and industrial loans. The Company had total average outstanding borrowings of $150.2 million and $143.2 million with effective borrowing costs of 3.02% and 3.59% in 2010 and 2009, respectively.

Further, the Company had $34.3 million and $30.9 million of subordinated debentures outstanding as of December 31, 2010 and 2009, respectively. The subordinated debt issues pay interest at varying spreads to 90-day LIBOR, and the effective interest rate was 3.37% and 3.41% in 2010 and 2009, respectively.

Capital Resources

Total shareholders’ equity decreased from $139.8 million as of December 31, 2009 to $76.7 million as of December 31, 2010. The Company’s accumulated deficit increased by $63.8 million for the year ended December 31, 2010, reflecting a $61.5 million net loss and dividends and accretion on preferred stock of $2.3 million. Accumulated other comprehensive income (loss), which includes the unrealized gain or loss on available-for-sale investment securities, net of tax, decreased from a positive $4.0 million as of December 31, 2009 to a negative $1.3 million as of December 31, 2010.

As of December 31, 2010, the Company had a leverage ratio of 6.45%, a Tier 1 capital ratio of 8.07%, and a total risk-based capital ratio of 9.59%. These ratios exceed the federal regulatory minimum requirements for an “adequately capitalized” bank. The Company’s tangible equity to tangible assets ratio decreased from 7.91% as of December 31, 2009 to 4.73% as of December 31, 2010, and its tangible common equity to tangible assets ratio declined from 5.53% as of December 31, 2009 to 2.12% as of December 31, 2010.

Recent Items Impacting Capital Resources

Private Placement Offering of Investment Units

On March 18, 2010, the Company sold 849 investment units (the “Units”) for gross proceeds of $8.5 million. Each Unit was priced at $10,000 and consisted of a $3,996.90 subordinated promissory note and a number of shares of the Company’s common stock valued at $6,003.10. The offering and sale of the Units was limited to accredited investors. As a result of the sale of the Units, the Company sold $3.4 million in aggregate principal amount of subordinated promissory notes due March 18, 2020 (the “Notes”) and 1,468,770 shares of the Company’s common stock valued at $5.1 million. The Company is obligated to pay interest on the Notes at 10% per annum payable in quarterly installments commencing on the third month anniversary of the date of issuance of the Notes. The Company may prepay the Notes at any time after March 18, 2015 subject to approval by the Federal Reserve and compliance with applicable law.

Informal Regulatory Agreement

On October 28, 2010, the Bank entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation and the North Carolina Commissioner of Banks. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. In accordance with the terms of the MOU, the Bank has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. In addition, the Bank must obtain regulatory approval prior to paying any dividends to the Company. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt.

Index
Transaction with North American Financial Holdings, Inc.

On January 28, 2011, the Company completed the issuance and sale to North American Financial Holdings, Inc. (“NAFH”) of 71,000,000 shares of common stock for $181,050,000 in cash (the “Investment”). As a result of the Investment and following the completion of the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. The Company’s shareholders approved the issuance of such shares to NAFH, and an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 300,000,000 shares from 50,000,000 shares, at a special meeting of shareholders held on December 16, 2010. In connection with the Investment, each existing Company shareholder received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

In connection with the investment, pursuant to an agreement among NAFH, the Treasury, and the Company, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the Treasury in connection with TARP were repurchased. Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed by the terms of its Series A Preferred Stock, or certain regulatory provisions of EESA and ARRA that are imposed on TARP recipients.

Pursuant to the Investment Agreement, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. 1,613,165 shares of the Company’s common stock were issued in exchange for $4,113,570.75 upon completion of the Rights Offering on March 11, 2011.

Following the investment by NAFH and subsequent to December 31, 2010, management believes that, based on its preliminary unaudited calculation, the Company and the Bank are “well capitalized” and that the Bank’s regulatory capital ratios are in compliance with its MOU as described above.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the FRB. The Company submits weekly reports to the FRB to ensure that it meets those requirements. As of December 31, 2010, the Company met all of its regulatory liquidity requirements.

The Company had $66.7 million in its most liquid assets, cash and cash equivalents as of December 31, 2010. The Company’s principal sources of funds are deposits, borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $1.09 billion, or 68.9%, of total assets as of December 31, 2010 compared to $1.18 billion, or 67.8% of total assets as of December 31, 2009.

Changes in the Company’s on-balance sheet liquidity can be demonstrated by an analysis of its cash flows separated by operating activities, investing activities and financing activities. Operating activities generated $9.7 million of liquidity for the year ended December 31, 2010 compared to $10.9 million for the year ended December 31, 2009. The principal elements of operating activities are net income (loss), adjusted for significant noncash expenses such as the provision for loan losses, depreciation, amortization, deferred income taxes and changes in other assets and liabilities. Investing activities generated $109.3 million of cash in the year ended December 31, 2010 compared to $119.5 million used in the year ended December 31, 2009. The principal elements of investing activities are proceeds and principal repayments from investment securities offset by purchases of investment securities, net loan growth, and proceeds from the sale of premises and equipment offset by purchases of premises and equipment. While the Company only has one municipal bond with a final contractual maturity falling within the next 12 months, management expects to receive principal repayments of $48.2 million on its debt securities in 2011. These projected principal repayments include cash flows from regularly scheduled payments on mortgage-backed securities as well as anticipated prepayments on mortgage-backed securities and other debt securities assuming a flat interest rate environment. During 2010, the Company purchased $232.6 million of investment securities, while proceeds from repayments/calls/maturities of investment securities totaled $253.9 million. Financing activities used $81.7 million of cash for the year ended December 31, 2010 compared to $83.7 million generated for the year ended December 31, 2009. The principal elements of financing activities are net deposit growth, proceeds from borrowings offset by principal repayments on borrowings, and issuance of stock offset by repurchases of stock and dividends paid.

Index
In addition to benefiting the Company’s capital position, the investment transaction with NAFH on January 28, 2011 significantly improved the Company’s liquidity position by increasing cash levels due to the cash purchase price of $181,050,000, net of expenses and the TARP repurchase of $41,279,000.

Additional sources of liquidity are available to the Company through the FRB and through membership in the FHLB system. As of December 31, 2010, the Company had a maximum and available borrowing capacity of $91.7 million and $20.7 million, respectively, through the FHLB. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed 20% of total assets or 20 times the amount of FHLB stock owned by the borrowing bank. Borrowings with the FHLB are collateralized by a blanket lien on certain qualifying assets. The Company also maintains a credit line at the FRB’s discount window that is used for short-term funding needs and as an additional source of available liquidity. As of December 31, 2010, the Company had a maximum and available borrowing capacity of $77.0 million at the discount window. Available credit at the discount window is collateralized by eligible commercial construction and commercial and industrial loans. The Company also maintains off-balance sheet liquidity from other sources such as federal funds lines, repurchase agreement lines and through brokered deposit sources.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the Bank is at times party to financial instruments with off-balance sheet credit risks. These instruments include commitments to extend credit and standby letters of credit. The following table reflects maturities of contractual obligations as of December 31, 2010:

	Payments Due by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Contractual obligations:
Borrowings	$51,000	$3,000	$7,000	$60,000	$121,000
Subordinated debentures	–	–	–	34,323	34,323
Operating leases	4,112	7,977	7,440	29,747	49,276
	$55,112	$10,977	$14,440	$124,070	$204,599

The following table reflects expirations of off-balance sheet commitments as of December 31, 2010:

	Amount of Commitment Expiration by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Off-balance sheet commitments:
Standby letters of credit	$10,268	$17	$–	$–	$10,285
Commitments to extend credit	80,525	16,924	17,058	60,811	175,318
	$90,793	$16,941	$17,058	$60,811	$185,603

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

Index
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on earnings and capital. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts and ensuring a proper maturity combination of assets and liabilities. The goal of these activities is the development of maturity and repricing opportunities in the Company’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Company’s Management Risk Committee and Board Risk Committee (referred to collectively as the “Risk Committee”) monitor loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to ensure proper fixed- and variable-rate mixes under several interest rate scenarios.

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

When necessary, the Company utilizes derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. As of December 31, 2010, the only derivative instruments maintained by the Company were interest rate lock commitments and forward loan sale commitments related to mortgage lending activities.

As a financial institution, most of the Company’s assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies’ balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions of the Federal Reserve to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the Risk Committee, the Company believes it is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

The Company utilizes an outside asset/liability management advisory firm to help management evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared monthly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (Flat, Rising and Declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income and equity. The analysis completed as of December 31, 2010 indicated that the Company’s interest rate risk exposure and equity at risk exposure over a twelve-month time horizon were within the guidelines established by the Company’s Board of Directors.

The table below measures the impact on net interest income (“NII”) and economic value of equity (“EVE”) of immediate +/- 1.00% and +/- 2.00% changes in interest rates, assuming the interest rate changes occurred on December 31, 2010. Actual results could differ from these estimates.

	Estimated % Change in NII (over 12 months following change)	Estimated % Change in EVE (immediately following change)

Changes in rates:
+ 2.00%	12.6%	0.4%
+ 1.00%	2.4%	(2.5%)
No rate change:
– 1.00%	(1.8%)	4.2%
– 2.00%	(5.5%)	24.1%

Index
As a secondary measure of interest rate sensitivity, the Company also reviews its ratio of cumulative rate sensitive assets to rate sensitive liabilities (“Gap Ratio”). This ratio measures an entity’s balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive. The table below presents the Company’s Gap Ratio as of December 31, 2010.

Cumulative Gap Ratio

1 year	1.89
2 years	1.23
3 years	0.98
4 years	1.02
5 years	0.98
Overall	1.09

The Company is asset sensitive through the one-year and two-year cumulative time periods. Many variable rate loans in the portfolio, while technically subject to immediate repricing in response to changing interest rates, have interest rate floors embedded in the terms of the note agreements. Given the current low prime rate, many of the Company’s variable rate loans will earn interest at the respective floor rates and will function similar to fixed rate loans until the prime rate is increased by a significant amount. The Risk Committee regularly monitors its interest rate sensitivity and reviews additional analysis incorporating the impact of floor rates on its Gap Ratio.

Index
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPITAL BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
	December 31,
	2010	2009
(Dollars in thousands)

Assets
Cash and cash equivalents:
Cash and due from banks	$13,646	$25,002
Interest-bearing deposits with banks	53,099	4,511
Total cash and cash equivalents	66,745	29,513
Investment securities:
Investment securities – available for sale, at fair value	214,991	235,426
Investment securities – held to maturity, at amortized cost	–	3,676
Other investments	8,301	6,390
Total investment securities	223,292	245,492
Mortgage loans held for sale	6,993	–
Loans:
Loans – net of unearned income and deferred fees	1,254,479	1,390,302
Allowance for loan losses	(36,061)	(26,081)
Net loans	1,218,418	1,364,221
Other real estate (“ORE”)	18,334	10,732
Premises and equipment, net	25,034	23,756
Bank-owned life insurance	6,972	22,746
Core deposit intangible, net	1,774	2,711
Deferred tax asset	–	12,096
Other assets	17,985	23,401
Total assets	$1,585,547	$1,734,668

Liabilities
Deposits:
Demand, noninterest checking	$116,113	$141,069
NOW accounts	185,782	175,084
Money market deposit accounts	137,422	184,146
Savings accounts	30,639	28,958
Time deposits	873,330	848,708
Total deposits	1,343,286	1,377,965
Securities sold under agreements to repurchase	–	6,543
Borrowings	121,000	167,000
Subordinated debentures	34,323	30,930
Other liabilities	10,250	12,445
Total liabilities	1,508,859	1,594,883

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279)	40,418	40,127
Common stock, no par value; 300,000,000 shares authorized; 12,877,846 and 11,348,117 shares issued and outstanding	145,594	139,909
Accumulated deficit	(108,027)	(44,206)
Accumulated other comprehensive income (loss)	(1,297)	3,955
Total shareholders’ equity	76,688	139,785
Total liabilities and shareholders’ equity	$1,585,547	$1,734,668

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
	2010	2009	2008
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$68,474	$70,178	$72,494
Investment securities:
Taxable interest income	7,483	9,849	8,935
Tax-exempt interest income	1,596	3,026	3,169
Dividends	80	46	294
Federal funds and other interest income	89	42	128
Total interest income	77,722	83,141	85,020
Interest expense:
Deposits	21,082	28,037	33,042
Borrowings and repurchase agreements	5,677	6,226	9,382
Total interest expense	26,759	34,263	42,424
Net interest income	50,963	48,878	42,596
Provision for loan losses	58,545	23,064	3,876
Net interest income (loss) after provision for loan losses	(7,582)	25,814	38,720
Noninterest income:
Service charges and other fees	3,311	3,883	4,545
Bank card services	2,020	1,539	1,332
Mortgage origination and other loan fees	1,861	1,935	2,148
Brokerage fees	963	698	732
Bank-owned life insurance	699	1,830	952
Gain on sale of branch	–	–	374
Other income	840	607	719
Securities gains (losses):
Realized securities gains, net	5,855	173	249
Other-than-temporary impairments	–	(1,082)	–
Less: non-credit portion recognized in other comprehensive income	–	584	–
Total securities gains (losses), net	5,855	(325)	249
Total noninterest income	15,549	10,167	11,051
Noninterest expense:
Salaries and employee benefits	22,675	22,112	20,951
Occupancy	5,906	5,630	4,458
Furniture and equipment	3,183	3,155	3,135
Data processing and telecommunications	2,092	2,317	2,135
Advertising and public relations	1,887	1,610	1,515
Office expenses	1,260	1,383	1,317
Professional fees	2,514	1,488	1,479
Business development and travel	1,350	1,244	1,393
Amortization of core deposit intangible	937	1,146	1,037
ORE losses and miscellaneous loan costs	5,006	1,646	898
Directors’ fees	1,061	1,418	1,044
FDIC deposit insurance	3,846	2,721	685
Goodwill impairment charge	–	–	65,191
Other expenses	2,592	3,940	1,424
Total noninterest expense	54,309	49,810	106,662
Net loss before income taxes	(46,342)	(13,829)	(56,891)
Income tax expense (benefit)	15,124	(7,013)	(1,207)
Net loss	(61,466)	(6,816)	(55,684)
Dividends and accretion on preferred stock	2,355	2,352	124
Net loss attributable to common shareholders	$(63,821)	$(9,168)	$(55,808)

Net loss per common share – basic	$(4.98)	$(0.80)	$(4.94)
Net loss per common share – diluted	$(4.98)	$(0.80)	$(4.94)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010, 2009 and 2008
	Preferred Stock		Common Stock		Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	(Loss)	Deficit)	Total
(Dollars in thousands)

Balance at January 1, 2008	–	$–	11,169,777	$136,154	$161	$27,985	$164,300
Comprehensive loss:
Net loss						(55,684)	(55,684)
Net unrealized loss on investment securities, net of tax benefit of $9					(13)		(13)
Net unrealized gain on cash flow hedge, net of tax of $464					738		738
Total comprehensive loss							(54,959)
Issuance of preferred stock with warrants, net of issuance costs	41,279	39,827		1,333			41,160
Accretion of preferred stock discount		12				(12)	–
Repurchase of common stock			(10,166)	(92)			(92)
Issuance of common stock for options exercised			26,591	206			206
Restricted stock awards			24,000	288			288
Stock option expense				32			32
Modification of directors’ deferred compensation plan				943			943
Directors’ deferred compensation			27,883	345			345
Dividends on preferred stock						(112)	(112)
Dividends on common stock ($0.32 per share)						(3,597)	(3,597)
Balance at December 31, 2008	41,279	$39,839	11,238,085	$139,209	$886	$(31,420)	$148,514

Comprehensive loss:
Net loss						(6,816)	(6,816)
Net unrealized gain on investment securities, net of tax of $3,169					5,051		5,051
Net unrealized loss on cash flow hedge, net of tax benefit of $1,215					(1,936)		(1,936)
Prior service cost recognized on SERP, net of amortization					(46)		(46)
Total comprehensive loss							(3,747)
Accretion of preferred stock discount		288				(288)	–
Restricted stock awards			16,692	107			107
Stock option expense				50			50
Directors’ deferred compensation			93,340	543			543
Dividends on preferred stock						(2,064)	(2,064)
Dividends on common stock ($0.32 per share)						(3,618)	(3,618)
Balance at December 31, 2009	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785

Comprehensive loss:
Net loss						(61,466)	(61,466)
Net unrealized loss on investment securities, net of tax benefit of $3,300					(5,260)		(5,260)
Prior service cost recognized on SERP, net of amortization					8		8
Total comprehensive loss							(66,718)
Accretion of preferred stock discount		291				(291)	–
Issuance of common stock			1,468,770	5,065			5,065
Restricted stock forfeiture			(3,508)	(10)			(10)
Stock option expense				54			54
Directors’ deferred compensation			64,467	576			576
Dividends on preferred stock						(2,064)	(2,064)
Balance at December 31, 2010	41,279	$40,418	12,877,846	$145,594	$(1,297)	$(108,027)	$76,688

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(61,466)	$(6,816)	$(55,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	58,545	23,064	3,876
Loss on repurchase of mortgage loans	–	361	–
Amortization of core deposit intangible	937	1,146	1,037
Depreciation	2,629	2,893	2,639
Goodwill impairment charge	–	–	65,191
Stock-based compensation	736	702	477
(Gain) loss on securities, net	(5,855)	325	(249)
Amortization of premium on securities, net	98	180	80
Loss on disposal of premises, equipment and other real estate	444	88	81
ORE valuation adjustments	2,088	217	–
Bank-owned life insurance income	(699)	(378)	(779)
Deferred income tax expense (benefit)	15,396	(4,708)	(3,715)
Gain on sale of branch	–	–	(374)
Net change in:
Mortgage loans held for sale	(6,993)	–	–
Accrued interest receivable and other assets	5,070	(5,972)	1,344
Accrued interest payable and other liabilities	(1,279)	(220)	(1,553)
Net cash provided by operating activities	9,651	10,882	12,371

Cash flows from investing activities:
Loan (originations) principal repayments, net	68,805	(162,132)	(124,503)
Additions to premises and equipment	(3,938)	(3,326)	(4,750)
Proceeds from sales of premises, equipment and real estate owned	8,350	5,686	7,693
Proceeds from surrender of bank-owned life insurance	16,473	–	–
Net cash paid in branch sale	–	–	(7,757)
Net cash received in business combination	–	–	50,573
(Purchases) sales of FHLB stock, net	(1,680)	(20)	1,272
Purchases of securities – available for sale	(232,579)	(31,842)	(91,243)
Proceeds from sales of securities – available for sale	164,012	21,703	38,359
Proceeds from principal repayments/calls/maturities of securities – available for sale	89,021	48,947	27,913
Proceeds from principal repayments/calls/maturities of securities – held to maturity	853	1,503	4,824
Net cash provided by (used in) investing activities	109,317	(119,481)	(97,619)

Cash flows from financing activities:
Increase (decrease) in deposits, net	(34,679)	62,651	125,134
Decrease in repurchase agreements, net	(6,543)	(8,467)	(24,890)
Proceeds from borrowings	189,000	183,000	302,600
Principal repayments of borrowings	(235,000)	(148,000)	(335,600)
Repayment of federal funds purchased	–	–	(5,395)
Proceeds from issuance of subordinated debentures	3,393	–	–
Proceeds from issuance of preferred stock	–	–	41,160
Proceeds from issuance of common stock	5,065	–	206
Repurchase of common stock	–	–	(92)
Dividends paid	(2,972)	(5,527)	(3,592)
Net cash provided by (used in) financing activities	(81,736)	83,657	99,531
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
(Dollars in thousands)

Net change in cash and cash equivalents	$37,232	$(24,942)	$14,283
Cash and cash equivalents at beginning of year	29,513	54,455	40,172
Cash and cash equivalents at end of year	$66,745	$29,513	$54,455

Supplemental Disclosure of Cash Flow Information

Noncash investing activities:
Transfers of loans and premises to ORE	$18,453	$15,356	$2,645
Transfers of securities from held to maturity to available for sale	2,822	–	–

Cash paid for (received from):
Income taxes	$(2,190)	$(4,521)	$2,815
Interest	27,219	35,364	41,983

The accompanying notes are an integral part of these consolidated financial statements.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations
Capital Bank Corporation (the “Company”) is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank (the “Bank”), a state-chartered banking corporation that was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. In addition, the Company has interest in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”).

The Bank is a community bank engaged in general commercial banking, providing a full range of banking services. The majority of the Bank’s customers are individuals and small- to medium-size businesses. The Bank’s primary source of revenue is interest earned from loans to customers, interest earned from invested cash and securities, and noninterest income derived from various fees. The Bank operates 32 branch offices in North Carolina: five branch offices in Raleigh, four in Asheville, four in Fayetteville, three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Siler City, Pittsboro, Wake Forest and Zebulon. The Company’s corporate headquarters is located at 333 Fayetteville Street in Raleigh, North Carolina.

The Trusts were formed for the sole purpose of issuing trust preferred securities and are not consolidated with the financial statements of the Company. The proceeds from such issuances were loaned to the Company in exchange for the subordinated debentures, which are the sole assets of the Trusts. A portion of the proceeds from the issuance of the subordinated debentures were used by the Company to repurchase shares of Company common stock. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (See Note 9 – Subordinated Debentures).

Transaction with North American Financial Holdings, Inc.

On January 28, 2011, the Company completed the issuance and sale to North American Financial Holdings, Inc. of 71,000,000 shares of common stock for $181,050,000 in cash. As a result of the Investment and following the completion of the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. The Company’s shareholders approved the issuance of such shares to NAFH, and an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 300,000,000 shares from 50,000,000 shares, at a special meeting of shareholders held on December 16, 2010. In connection with the Investment, each existing Company shareholder received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the Investment, pursuant to an agreement among NAFH, the Treasury, and the Company, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the Treasury in connection with the TARP were repurchased. Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed by the terms of the Series A Preferred Stock or certain regulatory provisions of the EESA and the ARRA that are imposed on TARP recipients.

Pursuant to the Investment Agreement, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. 1,613,165 shares of the Company’s common stock were issued in exchange for $4,113,570.75 upon completion of the Rights Offering on March 11, 2011.

See Note 21 (Subsequent Events) for more details on this transaction.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairment on investment securities, deferred tax asset valuation allowances, and impairment of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other institutions, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Company places deposits with high credit quality financial institutions in amounts, which may be in excess of federally insured limits. Depository institutions are required to maintain reserve and clearing balances with the Federal Reserve Bank (“FRB”). Accordingly, the Company held funds with the FRB to cover daily reserve and clearing balance requirements totaling $5.2 million and $6.1 million as of December 31, 2010 and 2009, respectively.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Other investments primarily include Federal Home Loan Bank of Atlanta (“FHLB”) stock, which does not have a readily determinable fair value because its ownership is restricted and lacks a market for trading. This investment is carried at cost and is periodically evaluated for impairment.

Mortgage Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

For disclosures regarding the credit quality of loans and the allowance for loan losses, the loan portfolio is disaggregated into segments and then further disaggregated into classes. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e. amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial real estate (“CRE”), commercial and industrial (“C&I”), and other loans, which includes agricultural and municipal loans. Classes within CRE include CRE – construction and land development, CRE – non-owner occupied, and CRE – owner occupied. Consumer loan portfolio segments include consumer real estate and other consumer loans. Classes within consumer real estate include residential mortgage and home equity lines of credit.

Nonperforming Assets and Impaired Loans

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

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

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to noninterest expense. Routine maintenance and other holding costs are included in noninterest expense.

A loan is classified as a troubled debt restructuring (“TDR”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If a loan is restructured a second time, after previously being classified as a TDR, that loan is automatically placed on nonaccrual status. The Company’s policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses represents management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date and is determined by management through at least quarterly evaluations of the loan portfolio.

The allowance calculation consists of reserves on loans individually evaluated for impairment and reserves on loans collectively evaluated for impairment. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. Management evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

Reserves on loans collectively evaluated for impairment are determined by applying loss rates to pools of loans that are grouped according to loan collateral type and credit risk. Loss rates are based on the Company’s historical loss experience in each pool and management’s consideration of the following environmental factors:

•	Levels of and trends in delinquencies, impaired loans and classified assets;

•	Levels of and trends in charge-offs and recoveries;

•	Trends in nature, volume and terms of loans;

•	Existence of and changes in portfolio concentrations by product type and geographical location;

•	Changes in national, regional and local economic conditions;

•	Changes in the experience, ability and depth of lending management;

•	Changes in the quality of the loan review system; and

•	The effect of other external factors such as legal and regulatory requirements.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communications costs the first time the advertising takes place. The Company may establish accruals for committed advertising costs as incurred.

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

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. Basic EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The calculation of basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
(Dollars in thousands except per share data)

Net loss attributable to common shareholders	$(63,821)	$(9,168)	$(55,808)
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	12,810,905	11,470,314	11,302,769
Incremental shares from assumed exercise of stock options	–	–	–
Weighted average number of shares outstanding – diluted	12,810,905	11,470,314	11,302,769

Net loss per common share – basic	$(4.98)	$(0.80)	$(4.94)
Net loss per common share – diluted	$(4.98)	$(0.80)	$(4.94)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008, outstanding options to purchase 297,880, 366,583 and 238,672 shares, respectively, of common stock were excluded from the diluted calculation because the option price exceeded the average fair market value of the associated shares of common stock. For the year ended December 31, 2008, outstanding options to purchase 139,411 shares of common stock were excluded from the diluted calculation because the dilutive effect of those options would have reduced net loss per common share in that year.

For the years ended December 31, 2010, 2009 and 2008, outstanding warrants issued to the U.S. Treasury to purchase 749,619 shares of common stock were excluded from the diluted calculation because the warrant exercise price exceeded the average fair market value of the associated shares of common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities, and in prior years, derivatives that qualified as cash flow hedges to the extent that the hedge was effective. The Company’s other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
(Dollars in thousands)

Unrealized gains (losses) on securities – available for sale	$(8,560)	$8,220	$(22)
Unrealized gain (loss) on cash flow hedge	–	(3,151)	1,202
Prior service cost recognized on SERP, net of amortization	8	(46)	–
Income tax effect	3,300	(1,954)	(455)
Other comprehensive income (loss)	$(5,252)	$3,069	$725

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has one significant operating segment, which is the providing of general commercial banking and financial services to individuals and businesses primarily located in North Carolina. The Company’s various products and services are those generally offered by community banks, and the allocation of its resources is based on the overall performance of the institution versus individual regions, branches or products and services.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current year’s presentation. These reclassifications impacted certain noninterest income and noninterest expense items and had no effect on total assets, net income, or shareholders’ equity previously reported. The noninterest income and noninterest expense reclassifications were made in an effort to more clearly disclose certain elements in the Consolidated Statements of Operations.

Current Accounting Developments

In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, to amend FASB Accounting Standards Codification (“ASC”) Topic 320, Receivables. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to amend ASC Topic 805, Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

2.  Investment Securities

Investment securities as of December 31, 2010 and 2009 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

December 31, 2010
Available for sale:
U.S. agency obligations	$19,003	$18	$87	$18,934
Municipal bonds	22,455	75	1,521	21,009
Mortgage-backed securities issued by GSEs	165,540	78	195	165,423
Non-agency mortgage-backed securities	6,790	39	242	6,587
Other securities	3,252	–	214	3,038
	217,040	210	2,259	214,991
Other investments	8,301	–	–	8,301
Total at December 31, 2010	$225,341	$210	$2,259	$223,292

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

December 31, 2009
Available for sale:
U.S. agency obligations	$1,000	$29	$–	$1,029
Municipal bonds	72,556	1,006	668	72,894
Mortgage-backed securities issued by GSEs	144,762	6,896	–	151,658
Non-agency mortgage-backed securities	8,345	19	567	7,797
Other securities	2,252	–	204	2,048
	228,915	7,950	1,439	235,426
Held to maturity:
Municipal bonds	$300	$7	$–	$307
Mortgage-backed securities issued by GSEs	1,576	84	–	1,660
Non-agency mortgage-backed securities	1,800	–	145	1,655
	3,676	91	145	3,622
Other investments	6,390	–	–	6,390
Total at December 31, 2009	$238,981	$8,041	$1,584	$245,438

Credit related other than temporary impairments (“OTTI”) are recognized in net income (loss) and non-credit related impairments are recognized in other comprehensive income (loss) during the period the impairment is identified. Gross realized gains and losses and OTTI recognized in net income and other comprehensive income are reflected in the following table:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Gross realized gains	$5,863	$493	$323
Gross realized losses	(8)	(320)	(74)
Net realized gains	5,855	173	249

OTTI recognized on non-agency mortgage-backed securities:
Total OTTI on non-agency mortgage-backed securities	–	(381)	–
Non-credit portion recognized in other comprehensive income	–	381	–
Credit related OTTI on non-agency mortgage-backed securities recognized in income	–	–	–
OTTI recognized on corporate bonds (in other securities):
Total OTTI on corporate bonds	–	(701)	–
Non-credit portion recognized in other comprehensive income	–	202	–
Credit related OTTI on corporate bonds recognized in income	–	(498)	–
Total OTTI recognized in income	–	(498)	–

Securities gains (losses), net	$5,855	$(325)	$249

On at least a quarterly basis, the Company completes an OTTI assessment of its investment portfolio. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

In the year ended December 31, 2009, losses on 3 securities were determined to represent OTTI. The first of these investments was a private label mortgage security with a book value and unrealized loss of $699,000 and ($212,000), respectively, as of December 31, 2010 compared with a book value and unrealized loss of $810,000 and ($381,000), respectively, as of December 31, 2009. This impairment determination was based on the extent and duration of the unrealized loss as well as credit rating downgrades from rating agencies to below investment grade. Based on its analysis of expected cash flows, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a community bank with a book value and unrealized loss of $1.0 million and ($202,000), respectively, as of both December 31, 2010 and 2009. This impairment determination was based on the extent of the unrealized loss as well as recent adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expects to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income. The third of these investments was an investment in trust preferred securities of a community bank with a par value of $1.0 million. This investment was determined to be credit impaired and was written down to estimated fair value with a $498,000 charge to income in the year ended December 31, 2009.

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which OTTI has not been recognized in income, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009:

	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available for sale:
U.S. agency obligations	$8,916	$87	$–	$–	$8,916	$87
Municipal bonds	14,886	1,134	2,453	387	17,339	1,521
Mortgage-backed securities issued by GSEs	14,473	195	–	–	14,473	195
Non-agency mortgage-backed securities	–	–	4,183	242	4,183	242
Other securities	–	–	2,536	214	2,536	214
Total at December 31, 2010	$38,275	$1,416	$9,172	$843	$47,447	$2,259

December 31, 2009
Available for sale:
Municipal bonds	$21,194	$448	$2,382	$220	$23,576	$668
Non-agency mortgage-backed securities	3,711	93	2,791	474	6,502	567
Other securities	–	–	1,546	204	1,546	204
	24,905	541	6,719	898	31,624	1,439
Held to maturity:
Non-agency mortgage-backed securities	–	–	1,655	145	1,655	145
Total at December 31, 2009	$24,905	$541	$8,374	$1,043	$33,279	$1,584

As of December 31, 2010, unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, are related to 4 different securities. These losses are due to a combination of changes in credit spreads and other market factors. These mortgage securities are not issued or guaranteed by an agency of the federal government but are instead issued by private financial institutions and therefore carry an element of credit risk. Management closely monitors the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, geography of collateral, remaining terms, interest rates, loan types, etc. The Company has engaged a third party expert to provide a quarterly “stress test” of each private label mortgage security through a model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance and expected cash flows of each mortgage security.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Unrealized losses on the Company’s investments in municipal bonds are related to 30 different securities. These losses are primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Management monitors the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities relate to an investment in subordinated debt of one corporate financial institution. Management monitors the financial strength of this institution by reviewing its quarterly financial reports and considers its capital, liquidity and earnings in this review.

The securities in an unrealized loss position as of December 31, 2010 not previously determined to have OTTI continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses on such securities to represent OTTI as of December 31, 2010.

Other investment securities primarily include an investment in Federal Home Loan Bank (“FHLB”) stock, which has no readily determinable market value and is recorded at cost. As of December 31, 2010 and 2009, the Company’s investment in FHLB stock totaled $7.7 million and $6.0 million, respectively. Based on its quarterly evaluation, management has concluded that the Company’s investment in FHLB stock was not impaired as of December 31, 2010 and that ultimate recoverability of the par value of this investment is probable. During 2009, the Company recorded an investment loss of $320,000 related to an equity investment in Silverton Bank, a correspondent financial institution that was closed by its regulators in 2009. The loss represented the full amount of the Company’s investment in Silverton Bank and was recorded as a reduction to noninterest income.

The amortized cost and estimated market values of available-for-sale debt securities as of December 31, 2010 by final contractual maturities are summarized in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities:
Due within one year	$300	$301
Due after one year through five years	17,882	17,904
Due after five years through ten years	49,567	49,401
Due after ten years	147,541	145,647
Total debt securities	215,290	213,253
Equity securities	1,750	1,738
Total investment securities	$217,040	$214,991

As of December 31, 2010 and 2009, investment securities with book values totaling $68.2 million and $149.7 million, respectively, were pledged to secure public deposits, repurchase agreements, FHLB advances and other borrowings.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

3.  Loans

The composition of the loan portfolio by loan class as of December 31, 2010 and 2009 was as follows:
	2010	2009
(Dollars in thousands)

Commercial real estate:
Construction and land development	$350,587	$452,120
Commercial real estate – non-owner occupied	283,943	245,674
Total commercial real estate – non-owner occupied	634,530	697,794
Consumer real estate:
Residential mortgage	173,777	165,374
Home equity lines	89,178	97,129
Total consumer real estate	262,955	262,503
Commercial real estate – owner occupied	170,470	194,359
Commercial and industrial	145,435	183,733
Consumer	6,163	9,692
Other loans	33,742	41,851
	1,253,295	1,389,932
Deferred loan fees and origination costs, net	1,184	370
	$1,254,479	$1,390,302

Loans pledged as collateral for certain borrowings totaled $341.5 million and $279.6 million as of December 31, 2010 and 2009, respectively.

4.  Allowance for Loan Losses and Credit Quality

The following is a summary of activity in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
(Dollars in thousands)

Balance at beginning of year	$26,081	$14,795	$13,571
Loans charged off	(49,420)	(12,197)	(4,568)
Recoveries of loans previously charged off	855	419	1,071
Net charge-offs	(48,565)	(11,778)	(3,497)
Acquired in business combination	–	–	845
Provision for loan losses	58,545	23,064	3,876
Balance at end of year	$36,061	$26,081	$14,795

The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the reserve for unfunded lending commitments totaled $623,000 and $351,000, respectively. The following is an analysis of activity in the allowance for loan losses by portfolio segment in addition to the disaggregation of the allowance and outstanding loan balances by impairment method as of and for the year ended December 31, 2010:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	CRE – Non-Owner Occupied	Consumer Real Estate	CRE – Owner Occupied	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Allowance for loan losses:
Beginning balance	$14,987	$2,383	$2,650	$5,536	$326	$199	$26,081
Charge-offs	(33,803)	(3,923)	(4,417)	(6,639)	(429)	(209)	(49,420)
Recoveries	616	54	48	115	22	–	855
Provision	39,195	6,218	5,114	7,420	435	163	58,545
Ending balance – total	$20,995	$4,732	$3,395	$6,432	$354	$153	$36,061
Ending balance – individually evaluated for impairment	$212	$87	$139	$89	$2	$–	$529
Ending balance – collectively evaluated for impairment	$20,783	$4,645	$3,256	$6,343	$352	$153	$35,532

Loans:
Ending balance – total	$634,530	$262,955	$170,470	$145,435	$6,163	$33,742	$1,253,295
Ending balance – individually evaluated for impairment	$57,227	$3,879	$8,613	$6,013	$6	$781	$76,519
Ending balance – collectively evaluated for impairment	$577,303	$259,076	$161,857	$139,422	$6,157	$32,961	$1,176,776

The following is an analysis presenting impaired loan information by loan class as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)

Impaired loans for which the full loss has been charged-off:
Commercial real estate:
Construction and land development	$53,675	$65,918	$–
Commercial real estate – non-owner occupied	2,678	3,772	–
Consumer real estate:
Residential mortgage	3,222	4,436	–
Home equity lines	236	332	–
Commercial real estate – owner occupied	8,083	10,475	–
Commercial and industrial	5,466	6,128	–
Other loans	781	990	–
Total with no related allowance	74,141	92,051	–

Impaired loans with an allowance recorded:
Commercial real estate:
Construction and land development	874	874	212
Consumer real estate:
Residential mortgage	380	380	79
Home equity lines	41	41	8
Commercial real estate – owner occupied	530	530	139
Commercial and industrial	547	565	89
Consumer	6	6	2
Total with an allowance	2,378	2,396	529

Total impaired loans:
Commercial	72,634	89,252	440
Consumer	3,885	5,195	89
Total impaired loans	$76,519	$94,447	$529

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

All TDRs are classified as individually impaired. The following table summarizes the Company’s recorded investment in TDRs as of December 31, 2010 and 2009:

	2010	2009
(Dollars in thousands)

Nonperforming TDRs:
Commercial real estate	$10,775	$13,926
Consumer real estate	808	1,031
Commercial owner occupied	2,271	1,127
Commercial and industrial	106	–
Total nonperforming TDRs	13,960	16,084
Performing TDRs:
Commercial real estate	3,856	27,532
Consumer real estate	121	598
Commercial owner occupied	421	4,633
Commercial and industrial	65	1,288
Consumer	–	126
Total performing TDRs	4,463	34,177
Total TDRs	$18,423	$50,261

As of December 31, 2010, there was no allowance for loan losses allocated to TDRs as all of these loans were charged down to estimated fair value. As of December 31, 2009, the allowance for loan losses allocated to nonperforming and performing TDRs totaled $0.7 million and $3.5 million, respectively.

To monitor and quantify credit risk in the loan portfolio, the Company uses a two-dimensional risk rating system. The first digit represents the credit quality of the borrower and is used to calculate the probability of default used in the “pooled” reserve calculation on loans evaluated collectively for impairment, while the second digit represents the loan collateral type and is used to calculate the loss given default also used in the “pooled” reserve calculation. The first digit ranges from 1 to 9, where a higher rating represents higher credit risk, and is selected on the financial strength and overall resources of the borrower, and the second digit is chosen by the type of primary collateral securing the loan. Based on these two components, the Company determines the risk profile for every commercial loan and non-pass rated consumer loans in the portfolio. The nine risk rating categories (first digit) can generally be described by the following groupings:

•
Pass (risk rating 1–6) – These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•
Special Mention (risk rating 7) – Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected by current sound net worth and paying capacity of the obligor or of the collateral pledged, if any, but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date.

•
Substandard (risk rating 8) – Loans in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. A substandard loan normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between Special Mention and Substandard.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

•
Doubtful (risk rating 9) – For loans in this category, the borrower’s ability to continue repayment is highly unlikely. Full collection based on currently known facts, conditions, and values is highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and specific reasonable pending factors, which work to the bank’s advantage and strengthen the asset in the near term, its classification as loss is deferred until its more exact status may be determined. Loans in this category are immediately placed on nonaccrual with all payments applied to principal until such time as the potential loss exposure is eliminated.

The following is an analysis of the Company’s commercial credit risk profile based on internally assigned risk ratings as of December 31, 2010:

	CRE – Construction and Land Development	CRE – Non-Owner Occupied	CRE – Owner Occupied	Commercial and Industrial	Other	Total
(Dollars in thousands)

Risk rating:
Pass	$250,557	$266,523	$154,156	$101,674	$32,961	$805,871
Special mention	20,178	12,505	2,287	20,488	–	55,458
Substandard	79,852	4,610	13,967	23,266	781	122,476
Doubtful	–	305	60	7	–	372
Total	$350,587	$283,943	$170,470	$145,435	$33,742	$984,177

The following is an analysis of the Company’s consumer credit risk profile based on the internally assigned risk rating as of December 31, 2010:

	Consumer Real Estate – Residential Mortgage	Consumer Real Estate – Home Equity	Other Consumer	Total
(Dollars in thousands)

Risk rating:
Pass	$162,002	$85,000	$5,803	$252,805
Special mention	5,518	1,972	188	7,678
Substandard	6,138	2,110	172	8,420
Doubtful	119	96	–	215
Total	$173,777	$89,178	$6,163	$269,118

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The following is an aging analysis of the Company’s portfolio by loan class as of December 31, 2010:

	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans
(Dollars in thousands)

Commercial real estate:
Construction and land development	$6,166	$204	$–	$6,370	$50,693	$293,524	$350,587
Commercial real estate – non-owner occupied	509	–	–	509	2,678	280,756	283,943
Consumer real estate:
Residential mortgage	2,213	329	–	2,542	3,481	167,754	173,777
Home equity lines	498	109	–	607	277	88,294	89,178
Commercial real estate – owner occupied	3,165	–	–	3,165	8,198	159,107	170,470
Commercial and industrial	175	146	–	321	5,830	139,284	145,435
Consumer	4	4	–	8	6	6,149	6,163
Other loans	–	–	–	–	781	32,961	33,742
Total	$12,730	$792	$–	$13,522	$71,944	$1,167,829	$1,253,295

For the years ended December 31, 2010, 2009 and 2008, no interest income was recognized on loans while in nonaccrual status, including cash received for interest on these loans. Cumulative interest payments collected on nonaccrual loans and applied as a reduction to the principal balance of the respective loans totaled $837,000 and $366,000 as of December 31, 2010 and 2009, respectively.

5.  Premises and Equipment

Premises and equipment as of December 31, 2010 and 2009 were as follows:

	2010	2009
(Dollars in thousands)

Land	$6,795	$6,210
Buildings and leasehold improvements	17,927	16,072
Furniture and equipment	19,163	21,300
Automobiles	265	179
Construction in progress	411	1,308
	44,561	45,069
Less accumulated depreciation and amortization	(19,527)	(21,313)
	$25,034	$23,756

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.9 million, and $2.6 million, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

6.  Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill and other intangible assets (core deposit intangibles) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Goodwill	Core Deposit Intangible
(Dollars in thousands)		Gross	Accumulated Amortization	Net

Balance at January 1, 2008	$59,776	$7,089	$(3,520)	$3,569

Amortization expense	–	–	(1,037)	(1,037)
Branch acquisition in December 2008	5,415	1,325	–	1,325
Goodwill impairment charge	(65,191)	–	–	–
Balance at December 31, 2008	–	8,414	(4,557)	3,857

Amortization expense	–	–	(1,146)	(1,146)
Balance at December 31, 2009	–	8,414	(5,703)	2,711

Amortization expense	–	–	(937)	(937)
Balance at December 31, 2010	$–	$8,414	$(6,640)	$1,774

Core deposit intangibles are amortized over periods of up to ten years using an accelerated method approximating the period of economic benefits received. Estimated amortization expense for the next five years is as follows: 2011–$737,000; 2012–$527,000; 2013–$294,000; 2014–$109,000; 2015–$72,000; and thereafter–$35,000.

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

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in the years ended December 31, 2010, 2009 and 2008.

7.  Deposits

As of December 31, 2010, the scheduled maturities of time deposits were as follows:

	Amount	Weighted Average Rate
(Dollars in thousands)

2011	$234,572	1.06%
2012	311,121	2.02
2013	257,327	1.76
2014	11,698	2.69
2015	58,568	2.72
Thereafter	44	2.64
	$873,330	1.74%

Time deposits of $100,000 or greater totaled $327.5 million and $341.4 million as of December 31, 2010 and 2009, respectively, while brokered deposits (excluding reciprocal CDARS deposits of $29.2 million and $35.0 million as of December 31, 2010 and 2009, respectively) totaled $110.5 million and $70.1 million as of December 31, 2010 and 2009, respectively. Deposit overdrafts of $71,000 and $94,000 were included in total loans as of December 31, 2010 and 2009, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be deposit customers.

8.  Borrowings

The following is an analysis of securities sold under agreements to repurchase as of December 31, 2010 and 2009:

	End of Period		Daily Average Balance
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Interest Rate	Maximum Outstanding at Any Month End
2010
Securities sold under agreements to repurchase	$–	–%	$1,564	0.32%	$5,026

2009
Securities sold under agreements to repurchase	$6,543	0.18%	$10,919	0.22%	$14,158

Interest expense on federal funds purchased totaled $0, $2,000 and $34,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense on securities sold under agreements to repurchase totaled $5,000, $21,000 and $353,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents information regarding the Company’s outstanding borrowings as of December 31, 2010 and 2009:

	2010	2009
(Dollars in thousands)

FHLB advances without call options or where call options expired prior to December 31, 2010; fixed interest rates on advances outstanding as of December 31, 2010 ranging from 1.86% to 5.50%; maturity dates on those advances ranging from January 26, 2011 to January 20, 2015	$41,000	$39,000

FHLB advance with next quarterly call option on February 22, 2011; fixed interest rate of 3.63%; matures on August 21, 2017	10,000	10,000

FHLB overnight borrowings; interest rate of 0.47% as of December 31, 2010, subject to change daily	20,000	18,000

Structured repurchase agreements without call options or where call options expired prior to December 31, 2010; fixed interest rates on advances outstanding as of December 31, 2010 of 3.72% and 3.79%; agreements mature on December 18, 2017	20,000	10,000

Structured repurchase agreements with various forms of call options remaining; fixed interest rates ranging from 3.56% to 4.75%; maturity dates ranging from November 6, 2016 to March 22, 2019	30,000	40,000

Federal Reserve Bank primary credit facility; current interest rate of 0.75% as of December 31, 2010	–	50,000
	$121,000	$167,000

Advances from the FHLB totaled $51.0 million and $49.0 million as of December 31, 2010 and 2009, respectively, and had a weighted average rates of 4.22% and 4.69% as of December 31, 2010 and 2009, respectively. In addition, overnight borrowings on the Company’s credit line at the FHLB totaled $20.0 million and $18.0 million as of December 31, 2010 and 2009, respectively. These fixed rate advances as well as the Company’s credit line with the FHLB were collateralized by eligible 1–4 family mortgages, home equity loans and commercial loans totaling $216.3 million and $118.0 million as of December 31, 2010 and 2009, respectively. In addition, the Company pledged certain mortgage-backed securities with a book value of $0 and $46.4 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had $20.7 million of available borrowing capacity with the FHLB.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Outstanding structured repurchase agreements totaled $50.0 million as of December 31, 2010 and 2009. These repurchase agreements had a weighted average rate of 4.06% as of December 31, 2010 and 2009 and were collateralized by certain U.S. agency and mortgage-backed securities with a book value of $61.2 million and $57.4 million as of December 31, 2010 and 2009, respectively.

The Company maintains a credit line at the FRB discount window that is used for short-term funding needs and as an additional source of liquidity. Primary credit borrowings as well as the Company’s credit line at the discount window were collateralized by eligible commercial construction as well as commercial and industrial loans totaling $125.2 million and $161.6 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had $77.0 million of available borrowing capacity with the FRB.

As of December 31, 2010, the scheduled maturities of borrowings were as follows:

	Balance	Weighted Average Rate
(Dollars in thousands)

2011	$51,000	3.21%
2012	–	–
2013	3,000	1.86
2014	3,000	2.43
2015	4,000	2.92
Thereafter	60,000	3.99
	$121,000	3.54%

9.  Subordinated Debentures

Capital Bank Statutory Trusts

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

The trust preferred securities each have 30-year maturities and became redeemable after five years by the Company with certain exceptions. Prior to the redemption date, the trust preferred securities may be redeemed at the option of the Company after the occurrence of certain events, including without limitation events that would have a negative tax effect on the Company or the Trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trusts being treated as an investment company. The Trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the Debentures. The Company’s obligation under the Debentures constitutes a full and unconditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.

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

The assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Consolidated Statements of Operations as interest expense. The Debentures are recorded in subordinated debentures on the Consolidated Balance Sheets. For regulatory purposes, the $30 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements. The Company recorded interest expense on the Debentures of $865,000, $1.1 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Private Placement Offering of Investment Units

On March 18, 2010, the Company sold 849 investment units (“Units”) to certain accredited investors for gross proceeds of $8.5 million. Each Unit was priced at $10,000 and consisted of a $3,996.90 subordinated promissory note and a number of shares of the Company’s common stock valued at $6,003.10. As a result of the sale of the Units, the Company sold $3.4 million in aggregate principal amount of subordinated promissory notes due March 18, 2020 (the “Notes”) and 1,468,770 shares of the Company’s common stock valued at $5.1 million. The Notes are recorded in subordinated debentures on the Condensed Consolidated Balance Sheets. The Company may prepay the Notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the Notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

The Company is obligated to pay annual interest on the Notes at 10% payable in quarterly installments. The Company recorded interest expense on the Notes of $266,000 for the year ended December 31, 2010.

10.  Leases

The Company has non-cancelable operating leases for its corporate office, certain branch locations and corporate aircraft that expire at various times through 2036. Certain of the leases contain escalating rent clauses, for which the Company recognizes rent expense on a straight-line basis. The Company subleases certain office space and the corporate aircraft to outside parties. Future minimum lease payments under the leases and sublease receipts for years subsequent to December 31, 2010 are as follows:

	Lease Payments	Sublease Receipts
(Dollars in thousands)

2011	$4,112	$383
2012	4,058	295
2013	3,919	242
2014	3,817	240
2015	3,623	247
Thereafter	29,747	62
	$49,276	$1,469

Rent expense under operating leases was $3.8 million, $3.3 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

11.  Related Party Transactions

In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be borrowers. Total loans to such groups and activity during the year ended December 31, 2010 is summarized as follows:

2010
(Dollars in thousands)

Balance as of December 31, 2009	$103,326
Advances	14,734
Repayments	(31,090)
Balance as of December 31, 2010	$86,970

In addition, such groups had available unused lines of credit in the amount of $10.7 million as of December 31, 2010. These transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company. Certain deposits are held by related parties, and the rates and terms of these accounts are consistent with those of non-related parties. Further, the Company paid an aggregate of $2.8 million, $1.2 million and $1.1 million to companies owned by members of the board of directors or immediate family members for leased space, equipment, construction and consulting services in the years ended December 31, 2010, 2009 and 2008, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

12.  Employee Benefit Plans

401(k) Retirement Plan

The Company maintains the Capital Bank 401(k) Retirement Plan (the “Plan”) for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, and discretionary matching contributions by the Company. The Plan provides that employee’s contributions are 100% vested at all times, and the Company’s matching contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Through May 31, 2009, the Company matched 100% of employee contributions up to 6% of an employee’s salary. Effective June 1, 2009, the Company suspended its discretionary matching contributions to the Plan. Aggregate matching contributions, which are recorded in salaries and employee benefits expense on the Consolidated Statements of Operations, for the years ended December 31, 2010, 2009 and 2008 were $0, $387,000 and $772,000, respectively.

Supplemental Retirement Plans

In May 2005, the Company established two supplemental retirement plans for the benefit of certain executive officers and certain directors of the Company. The Capital Bank Defined Benefit Supplemental Executive Retirement Plan (“Executive Plan”) covers the Company’s chief executive officer and three other members of executive management. Under the Executive Plan, the participants were to receive a supplemental retirement benefit equal to a targeted percentage of the participant’s average annual salary during the last three years of employment. Under the Executive Plan, benefits vest over an eight-year period with the first 20% vesting after four years of service and 20% vesting annually thereafter. The Capital Bank Supplemental Retirement Plan for Directors (“Director Plan”) covered certain directors and provided for a fixed annual retirement benefit to be paid for a number of years equal to the director’s total years of service, up to a maximum of ten years. As of December 31, 2010, there were four executives participating in the Executive Plan and fourteen current and former directors participating in the Director Plan

For the years ended December 31, 2010, 2009 and 2008, the Company recognized $255,000, $236,000 and $154,000, respectively, of expense related to the Executive Plan; and $238,000, $353,000 and $315,000, respectively, of expense related to the Director Plan. The obligations associated with the two plans are included in other liabilities on the Consolidated Balance Sheets and totaled $1.0 million and $774,000 (Executive Plan) and $1.6 million and $1.5 million (Director Plan) as of December 31, 2010 and 2009, respectively. On January 28, 2011, cash benefit payments were made to participants from both the Executive Plan and Director Plan in connection with the controlling investment in the Company made by NAFH. See Note 21 (Subsequent Events) for more details on these transactions.

13.  Stock-Based Compensation

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of up to 1,150,000 options to purchase shares of the Company’s stock to officers and directors. As of December 31, 2010, options for 288,100 shares of common stock were outstanding and options for 604,359 shares of common stock remained available for future issuance. In addition, there were 566,071 options which were assumed under various plans from previously acquired financial institutions, of which 9,780 remain outstanding. Grants of options are made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants must be made with an exercise price at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions.

A summary of the activity during the years ending December 31, 2010, 2009 and 2008 of the Company’s stock option plans, including the weighted average exercise price (“WAEP”) is presented below:

	2010		2009		2008
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	366,583	$11.76	377,083	$11.71	384,075	$12.56
Granted	19,250	4.38	–	–	63,500	6.24
Exercised	–	–	–	–	(26,591)	6.62
Forfeited and expired	(87,953)	8.93	(10,500)	10.09	(43,901)	14.31
Outstanding at end of year	297,880	$12.11	366,583	$11.76	377,083	$11.71

Options exercisable at year end	226,430	$13.53	285,983	$12.33	273,783	$12.41

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The following table summarizes information about the Company’s stock options as of December 31, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	78,750	8.31	24,000	$–
$6.01 – $9.00	–	–	–	–
$9.01 – $12.00	74,880	1.20	73,380	–
$12.01 – $15.00	20,000	5.63	13,600	–
$15.01 – $18.00	70,000	4.16	61,200	–
$18.01 – $18.37	54,250	3.99	54,250	–
	297,880	4.58	226,430	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted in the years ended December 31, 2010, 2009 and 2008, respectively:

Assumptions	2010	2009	2008

Dividend yield	–	–	6.3%
Expected volatility	33.0%	–	26.4%
Risk-free interest rate	3.1%	–	2.2%
Expected life	7 years	–	7 years

The weighted average fair value of options granted for the years ended December 31, 2010 and 2008 was $1.80 and $0.77, respectively. There were no options granted in the year ended December 31, 2009.

As of December 31, 2010, the Company had unamortized compensation expense related to stock options of $103,000, which was expected to be amortized over the remaining vesting period of the respective option grants. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $54,000, $50,000 and $32,000, respectively, related to stock options. On January 28, 2011, vesting was accelerated on certain outstanding stock options in connection with the controlling investment in the Company made by NAFH. See Note 21 (Subsequent Events) for more details.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008. Nonvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Nonvested restricted stock for the year ended December 31, 2010 is summarized in the following table:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	24,000	$8.08
Granted	–	–
Vested	(11,900)	10.19
Forfeited	(400)	6.00
Nonvested at end of period	11,700	$6.00

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

As of December 31, 2010, the Company had 11,700 shares of nonvested restricted stock grants, which represented unrecognized compensation expense of $70,000 to be recognized over the remaining vesting period of the respective grants. Total compensation expense related to these restricted stock awards for the years ended December 31, 2010, 2009 and 2008 was $106,000, $109,000 and $98,000, respectively. On January 28, 2011, vesting was accelerated on certain outstanding nonvested restricted shares in connection with the controlling investment in the Company made by NAFH. See Note 21 (Subsequent Events) for more details.

Deferred Compensation for Non-employee Directors

The Company administered the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may have elected to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director did not elect to defer all or part of his fees, then he was not considered a participant in the Deferred Compensation Plan. The amount deferred was equal to 125 percent of total director fees. Each participant was fully vested in his account balance. The Deferred Compensation Plan provided for payment of share units in shares of common stock of the Company after the participant ceased to serve as a director for any reason. For the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation expense of $576,000, $543,000 and $322,000, respectively, related to the Deferred Compensation Plan.

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

On January 28, 2011, all of the share units under the Deferred Compensation Plan became payable to participants in shares of common stock of the Company in connection with the controlling investment in the Company made by NAFH, which was a change in control under the Deferred Compensation Plan. See Note 21 (Subsequent Events) for more details.

14.  Income Taxes

Income taxes charged to operations for the years ended December 31, 2010, 2009 and 2008 consisted of the following components:

	2010	2009	2008
(Dollars in thousands)

Current income tax expense (benefit)	$(272)	$(2,305)	$2,508
Deferred income tax expense (benefit)	15,396	(4,708)	(3,715)
Total income tax expense (benefit)	$15,124	$(7,013)	$(1,207)

A reconciliation of the difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 34% is as follows:

	Amount			Percent of Pretax Loss
(Dollars in thousands)	2010	2009	2008	2010	2009	2008

Tax benefit at statutory rate on net loss before taxes	$(15,756)	$(4,702)	$(19,342)	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(1,894)	(558)	18	4.09	4.03	(0.03)
Increase (reduction) in taxes resulting from:
Valuation allowance on deferred tax asset	31,821	–	–	(68.67)	–	–
Tax exempt interest	(945)	(1,184)	(1,085)	2.04	8.56	1.91
Nontaxable BOLI income	(238)	(622)	(324)	0.51	4.50	0.57
Taxable income on BOLI surrender	1,981	–	–	(4.27)	–	–
Goodwill impairment charge	–	–	19,360	–	–	(34.03)
Other, net	155	53	166	(0.34)	(0.38)	(0.29)
	$15,124	$(7,013)	$(1,207)	(32.64)%	50.71%	2.13%

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
(Dollars in thousands)

Deferred tax assets:
Allowance for loan losses	$14,143	$10,191
ORE valuation adjustments	666	84
Intangible assets	1,808	1,743
Net unrealized loss on investment securities	790	–
Deferred compensation	2,632	2,485
Deferred rent	335	242
Nonaccrual interest	323	141
Deferred gain on sale-leaseback	318	359
Stock offering costs	–	640
Net operating loss carryforwards	11,587	–
AMT credit carryforward	1,831	596
Other	304	412
Gross deferred tax assets before valuation allowance	34,737	16,893
Less: valuation allowance	(31,821)	–
Gross deferred tax assets after valuation allowance	2,916	16,893

Deferred tax liabilities:
Depreciation	1,202	834
FHLB stock dividends	343	343
Net unrealized gain on investment securities	–	2,510
Deferred loan origination costs	719	493
Prepaid expenses	515	328
Other	137	289
Gross deferred tax liabilities	2,916	4,797
Net deferred tax asset	$–	$12,096

As of December 31, 2010 and 2009, the Company had net deferred tax assets before valuation allowance of $31.8 million and $12.1 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to a cumulative three-year, pre-tax loss position, significant net operating losses in 2010, and ongoing stress on the Company’s financial performance from elevated credit losses, the Company fully reserved its deferred tax assets as of December 31, 2010. A cumulative loss position makes it more difficult for management to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. In future periods, the Company may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.

The Company and its subsidiaries are subject to U.S. federal income tax as well as North Carolina income tax. The Company has concluded all U.S. federal income tax matters for years through 2006.

15.  Derivative Instruments

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

As of December 31, 2010, the Company had $10.3 million of commitments outstanding to originate mortgage loans held for sale at fixed rates and $17.3 million of forward commitments under best efforts contracts to sell mortgages to three different investors. The fair value adjustments of the interest rate lock commitments and forward loan sales commitments were not considered material as of December 31, 2010. Thus, there was no impact to the Condensed Consolidated Statements of Operations for the year ended December 31, 2010. There were no such commitments outstanding as of December 31, 2009.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

16.  Commitments, Contingencies and Concentrations of Credit Risk

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

The Company’s exposure to off-balance-sheet credit risk as of December 31, 2010 and 2009 was as follows:

	2010	2009
(Dollars in thousands)

Commitments to extend credit	$175,318	$231,691
Standby letters of credit	10,285	9,144
Total commitments	$185,603	$240,835

Because the majority of the Company’s lending is concentrated in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Johnston, Lee and Wake counties in North Carolina, economic conditions in those and surrounding counties significantly impact the ability of borrowers to repay their loans. As of December 31, 2010 and 2009, $1.07 billion (85%) and $1.15 billion (83%), respectively, of the total loan portfolio was secured by real estate, including commercial owner occupied loans. The credits in the loan portfolio are diversified, and the Company does not have significant concentrations to any one credit relationship.

The Company has limited partnership investments in two related private investment funds which totaled $1.8 million as of December 31, 2010 and 2009. These investments were included in other assets on the Consolidated Balance Sheets. Remaining capital commitments for these funds totaled $1.6 million as of December 31, 2010.

17.  Fair Value

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. For example, investment securities, available for sale, are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment securities, available for sale, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and corporate entities as well as municipal bonds. Securities classified as Level 3 include corporate debt instruments that are not actively traded and where certain assumptions are used to calculate fair value.

Mortgage loans held for sale are carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for mortgage loans held for sale is classified as nonrecurring Level 2.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Loans are not recorded at fair value on a recurring basis. However, certain loans are determined to be impaired, and those loans are charged down to estimated fair value. The fair value of impaired loans that are collateral dependent is based on collateral value. For impaired loans that are not collateral dependent, estimated value is based on either an observable market price, if available, or the present value of expected future cash flows. Those impaired loans not requiring a charge-off represent loans for which the estimated fair value exceeds the recorded investments in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are summarized below:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

December 31, 2010
Investment securities – available for sale:
U.S. agency obligations	$–	$18,934	$–	$18,934
Municipal bonds	–	21,009	–	21,009
Mortgage-backed securities issued by GSEs	–	165,423	–	165,423
Non-agency mortgage-backed securities	–	6,587	–	6,587
Other securities	1,738	–	1,300	3,038
Total	$1,738	$211,953	$1,300	$214,991

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

December 31, 2009
Investment securities – available for sale:
U.S. agency obligations	$–	$1,029	$–	$1,029
Municipal bonds	–	72,894	–	72,894
Mortgage-backed securities issued by GSEs	–	151,658	–	151,658
Non-agency mortgage-backed securities	–	7,797	–	7,797
Other securities	748	–	1,300	2,048
Total	$748	$233,378	$1,300	$235,426

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for year ended December 31, 2010:

Level 3 Securities
(Dollars in thousands)

Balance at beginning of period	$1,300
Total unrealized losses included in:
Net income (loss)	–
Other comprehensive income (loss)	–
Purchases, sales and issuances, net	–
Transfers in and (out) of Level 3	–
Balance at end of period	$1,300

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009 are summarized below:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

December 31, 2010
Impaired loans	$–	$61,006	$14,985	$75,990
Other real estate	–	18,334	–	18,334

December 31, 2009
Impaired loans	$–	$36,972	$34,181	$71,153
Other real estate	–	10,732	–	10,732

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

Fair values of cash and cash equivalents are equal to the carrying value. Estimated fair values of investment securities are based on quoted market prices, if available, or model-based values from pricing sources for mortgage-backed securities and municipal bonds. Fair value of the loan portfolio has been estimated using the present value of expected future cash flows, discounted at a current market rate for each loan type. The amount of expected credit losses and the timing of those losses were factored into expected future cash flows as of December 31, 2010. At December 31, 2009, the credit risk component of the loan portfolio was set at the recorded allowance for loan losses balance for purposes of estimating fair value. Thus, there was no difference between the carrying amount and estimated fair value attributed to credit risk in the portfolio as of December 31, 2009. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows:

	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$66,745	$66,745	$29,513	$29,513
Investment securities	223,292	223,292	245,492	245,438
Mortgage loans held for sale	6,993	6,993	–	–
Loans	1,218,418	1,146,256	1,364,221	1,368,233
Accrued interest receivable	5,158	5,158	6,590	6,590

Financial liabilities:
Non-maturity deposits	$469,956	$469,956	$529,257	$529,257
Time deposits	873,330	885,105	848,708	861,378
Securities sold under agreements to repurchase	–	–	6,543	6,543
Borrowings	121,000	126,787	167,000	171,278
Subordinated debt	34,323	19,164	30,930	12,200
Accrued interest payable	1,363	1,363	1,824	1,824

Unrecognized financial instruments:
Commitments to extend credit	175,318	167,817	231,691	231,691
Standby letters of credit	10,285	10,285	9,144	9,144

18.  Capital Purchase Program

On December 12, 2008, the Company entered into a Securities Purchase Agreement—Standard Terms (“Securities Purchase Agreement”) with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $41.3 million, 41,279 shares of Series A Preferred Stock and warrants to purchase up to 749,619 shares of common stock (“Warrants”) of the Company.

The Series A Preferred Stock ranked senior to the Company’s common shares and paid a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. While the Series A Preferred Stock was outstanding, the Company was prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends were paid on the Series A Preferred Stock for all past dividend periods. The Series A Preferred Stock was non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock was callable at par after three years. In connection with the adoption of ARRA, subject to the approval of the Treasury and the Federal Reserve, the Company could redeem the Series A Preferred Stock at any time regardless of whether or not it had replaced such funds from any other source. The Treasury may also have transferred the Series A Preferred Stock to a third party at any time. The Series A Preferred Stock qualified as Tier 1 capital in accordance with regulatory capital requirements (See Note 19 – Regulatory Matters and Restrictions).

The Warrants had a term of 10 years and were exercisable at any time, in whole or in part, at an exercise price of $8.26 per share (subject to certain anti-dilution adjustments).

The $41.3 million in proceeds was allocated to the Series A Preferred Stock and the Warrants based on their relative fair values at issuance (approximately $40.0 million was allocated to the Series A Preferred Stock and approximately $1.3 million to the Warrants). The difference between the initial value allocated to the Series A Preferred Stock of approximately $40.0 million and the liquidation value of $41.3 million was to be charged to retained earnings and accreted to preferred stock over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. Thus, at the end of the five year accretion period, the preferred stock balance was to have equaled the liquidation value of $41.3 million. The amount charged to retained earnings was deducted from the numerator in calculating basic and diluted earnings per common share. During the years ended December 31, 2010, 2009 and 2008, the Company recorded accretion of the preferred stock discount of $291,000, $288,000 and $12,000, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Warrant Assumptions	December 12, 2008

Dividend yield	4.4%
Expected volatility	26.4%
Risk-free interest rate	2.6%
Expected life	10 years

On January 28, 2011, all outstanding shares of Series A Preferred Stock and the Warrants were repurchased and cancelled in connection with the controlling investment in the Company made by NAFH. See Note 21 (Subsequent Events) for more details on these transactions.

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

On October 28, 2010, the Bank entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation and the North Carolina Commissioner of Banks. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. In accordance with the terms of the MOU, the Bank has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. In addition, the Bank must obtain regulatory approval prior to paying any dividends to the Company. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt.

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

The Company and the Bank must maintain minimum capital amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 and the minimum requirements are presented in the following table:

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
2010
Total capital (to risk-weighted assets)	$126,280	9.59%	$105,289	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	106,186	8.07	52,644	4.00	n/a	n/a
Tier I capital (to average assets)	106,186	6.45	65,858	4.00	n/a	n/a

2009
Total capital (to risk-weighted assets)	$173,261	11.41%	$121,460	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	154,227	10.16	60,730	4.00	n/a	n/a
Tier I capital (to average assets)	154,227	8.94	69,043	4.00	n/a	n/a

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank:
2010
Total capital (to risk-weighted assets)	$124,841	9.50%	$105,112	8.00%	$131,391	10.00%
Tier I capital (to risk-weighted assets)	104,774	7.97	52,556	4.00	78,834	6.00
Tier I capital (to average assets)	104,774	6.37	65,821	4.00	82,276	5.00

2009
Total capital (to risk-weighted assets)	$131,469	8.68%	$121,231	8.00%	$151,539	10.00%
Tier I capital (to risk-weighted assets)	112,435	7.42	60,615	4.00	90,923	6.00
Tier I capital (to average assets)	112,435	6.52	68,934	4.00	86,167	5.00

The Bank’s regulatory capital ratios as of December 31, 2009 were revised after its Call Reports were restated and amended in 2010 to reflect an adjustment to the regulatory capital treatment of the injection of proceeds from the sale of Series A Preferred Stock from the Company into the Bank in 2008.

20.  Parent Company Financial Information

Condensed financial information of the financial holding company of the Bank as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is presented below:

Condensed Balance Sheets
	As of December 31,
	2010	2009
(Dollars in thousands)

Assets:
Cash	$492	$1,523
Equity investment in subsidiary	105,278	168,633
Note receivable due from subsidiary	3,393	–
Other assets	2,178	2,810
Total assets	$111,341	$172,966

Liabilities:
Subordinated debt	$34,323	$30,930
Dividends payable	258	1,166
Other liabilities	72	1,085
Total liabilities	34,653	33,181
Shareholders’ equity	76,688	139,785
Total liabilities and shareholders’ equity	$111,341	$172,966

Condensed Statements of Operations
	For the Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Dividends from wholly-owned subsidiaries	$3,548	$6,409	$2,750
Undistributed net loss of subsidiaries	(63,065)	(11,245)	(57,256)
Interest income	299	46	106
Interest expense	1,140	1,072	1,800
Other expense	88	1,974	92
Net loss before income taxes	(60,446)	(7,836)	(56,292)
Income tax expense (benefit)	1,020	(1,020)	(608)
Net loss	$(61,466)	$(6,816)	$(55,684)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Operating activities:
Net loss	$(61,466)	$(6,816)	$(55,684)
Equity in undistributed net loss of subsidiaries	63,065	11,245	57,256
Net change in other assets and liabilities	93	1,591	(412)
Net cash provided by operating activities	1,692	6,020	1,160

Investing activities:
Payments for equity investments in subsidiary	(5,065)	–	(41,279)
Payment for note receivable due from subsidiary	(3,393)	–	–
Net cash used in investing activities	(8,458)	–	(41,279)

Financing activities:
Proceeds from issuance of subordinated debt	3,393	–	–
Proceeds from issuance of preferred stock, net of issuance costs	–	–	41,160
Proceeds from issuance of common stock	5,314	700	872
Payments to repurchase common stock	–	–	(92)
Dividends paid	(2,972)	(5,527)	(3,592)
Net cash provided by (used in) financing activities	5,735	(4,827)	38,348

Net change in cash and cash equivalents	(1,031)	1,193	(1,771)
Cash and cash equivalents, beginning of year	1,523	330	2,101
Cash and cash equivalents, end of year	$492	$1,523	$330

21.  Subsequent Events (Unaudited)

On January 28, 2011, the Company completed the issuance and sale to North American Financial Holdings, Inc. of 71,000,000 shares of common stock for $181,050,000 in cash. As a result of the Investment and following the completion of the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. The Company’s shareholders approved the issuance of such shares to NAFH, and an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 300,000,000 shares from 50,000,000 shares, at a special meeting of shareholders held on December 16, 2010. In connection with the Investment, each existing Company shareholder received one CVR per share that entitles the holder to receive up to $0.75 in cash per contingent value right at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the Investment, pursuant to an agreement among NAFH, the Treasury, and the Company, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the Treasury in connection with the TARP were repurchased. Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed by the terms of the Series A Preferred Stock, or certain regulatory provisions of the EESA and the ARRA that are imposed on TARP recipients.

Pursuant to the Investment Agreement, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. 1,613,165 shares of the Company’s common stock were issued in exchange for $4,113,570.75 upon completion of the Rights Offering on March 11, 2011.

Upon closing of the investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and members of the Company’s Board of Directors. In addition to the aforementioned members of NAFH management, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins) and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Also in connection with the closing of the Investment, the Company amended the Executive Plan to waive, with respect to unvested amounts only, any “change in control” provision and corresponding entitlement to change in control benefits that would otherwise be triggered by the Investment or any subsequent transaction or series of transactions that result in an affiliate of NAFH holding the Company’s outstanding voting securities or total voting power. On January 28, 2011, the Company received written waivers from each of the participants in the Executive Plan pursuant to which such executives waived the previously described change in control benefits under the SERP and the accelerated vesting of their outstanding unvested Company stock options in connection with the transactions contemplated by the Investment Agreement. Cash payments made to participants in the Executive Plan upon change in control related to vested benefits totaled $1.1 million. The Director Plan was not amended, and cash payments made to participants upon change in control pursuant to terms of this plan totaled $3.2 million.

In Staff Accounting Bulletin Topic No. 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Securities and Exchange Commission (“SEC”) staff indicated that it believes push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. In determining whether a company has become substantially wholly owned, the SEC staff has stated that push-down accounting would be required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company has elected to use push-down accounting, and as such, will apply the acquisition method of accounting due to NAFH’s acquisition of 85% of the Company’s outstanding common stock on January 28, 2011.

22.  Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly balances and results of operations as of and for the years ended December 31, 2010 and 2009 are as follows:

	Three Months Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

2010
Total assets	$1,585,547	$1,649,699	$1,694,336	$1,739,857
Cash and cash equivalents	66,745	68,069	41,417	53,341
Investment securities	223,292	196,046	228,812	232,780
Loans	1,254,479	1,324,932	1,351,101	1,376,085
Allowance for loan losses	36,061	36,249	35,762	29,160
Deposits	1,343,286	1,359,411	1,370,777	1,380,539
Borrowings	121,000	129,000	153,000	172,000
Subordinated debt	34,323	34,323	34,323	34,323
Shareholders’ equity	76,688	116,103	125,479	138,792

Net interest income	$12,287	$13,382	$12,744	$12,550
Provision for loan losses	20,011	6,763	20,037	11,734
Noninterest income	8,004	2,500	2,514	2,531
Noninterest expense	15,129	14,210	12,380	12,590
Net loss before taxes	(14,849)	(5,091)	(17,159)	(9,243)
Income tax expense (benefit)	18,634	3,975	(3,576)	(3,909)
Net loss	(33,483)	(9,066)	(13,583)	(5,334)
Dividends and accretion on preferred stock	589	588	589	589
Net loss attributable to common shareholders	$(34,072)	$(9,654)	$(14,172)	$(5,923)

Net loss per common share – basic	$(2.59)	$(0.74)	$(1.09)	$(0.49)
Net loss per common share – diluted	$(2.59)	$(0.74)	$(1.09)	$(0.49)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Three Months Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

2009
Total assets	$1,734,668	$1,734,950	$1,695,342	$1,665,611
Cash and cash equivalents	29,513	52,694	72,694	39,917
Investment securities	245,492	262,499	268,224	286,310
Loans	1,390,302	1,357,243	1,293,340	1,277,064
Allowance for loan losses	26,081	19,511	18,602	18,480
Deposits	1,377,965	1,385,250	1,380,842	1,340,974
Borrowings	167,000	147,000	117,000	127,000
Subordinated debt	30,930	30,930	30,930	30,930
Shareholders’ equity	139,785	149,525	143,306	142,674

Net interest income	$12,978	$13,555	$12,164	$10,181
Provision for loan losses	11,822	3,564	1,692	5,986
Noninterest income	1,830	2,507	3,724	2,106
Noninterest expense	14,683	11,098	12,465	11,564
Net income (loss) before taxes	(11,697)	1,400	1,731	(5,263)
Income tax expense (benefit)	(4,452)	(2,143)	382	(800)
Net income (loss)	(7,245)	3,543	1,349	(4,463)
Dividends and accretion on preferred stock	588	590	587	587
Net income (loss) attributable to common shareholders	$(7,833)	$2,953	$762	$(5,050)

Net income (loss) per common share – basic	$(0.68)	$0.26	$0.07	$(0.45)
Net income (loss) per common share – diluted	$(0.68)	$0.26	$0.07	$(0.45)

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Bank Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (the Company) and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and loss and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and Subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of Capital Bank Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011, expressed an unqualified opinion on the effectiveness of Capital Bank Corporation’s internal control over financial reporting.

/s/ ELLIOTT DAVIS PLLC

Charlotte, North Carolina
March 15, 2011

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (a North Carolina corporation) and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years in the periods ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Corporation and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the years in the periods ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 (not separately included herein), expressed an unqualified opinion.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

Elliott Davis PLLC, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Such report is included below.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Capital Bank Corporation and Subsidiaries

We have audited Capital Bank Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capital Bank Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows in the year ended December 31, 2010 and our report dated March 15, 2011, expressed an unqualified opinion.

/s/ ELLIOTT DAVIS PLLC

Charlotte, North Carolina
March 15, 2011

Index
ITEM 9A(T).  CONTROLS AND PROCEDURES

Not Applicable.

ITEM 9B.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on December 16, 2010. The following matters were submitted to a vote of the shareholders with the results shown below:

Proposal 1: To approve the issuance of shares of the Company’s common stock, no par value per share (“Common Stock”), under the terms of the Investment Agreement, dated November 3, 2010, among the Company, its wholly-owned subsidiary Capital Bank, and North American Financial Holdings, Inc. The votes were cast as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
6,480,642	365,389	49,440	0

Proposal 1 was approved.

Proposal 2: To approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock to three hundred million (300,000,000) shares from fifty million (50,000,000) shares. The votes were cast as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
6,442,376	410,462	42,633	0

Proposal 2 was approved.

Proposal 3: To grant the proxy holders discretionary authority to vote to adjourn the Special Meeting, if necessary, in order to solicit additional proxies in the event that there are not sufficient affirmative votes present at the Special Meeting to approve the proposals that may be considered and acted upon at the Special Meeting. The votes were cast as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
6,341,664	448,896	104,911	0

Proposal 3 was approved.

The matters listed above are described in detail in our definitive proxy statement dated November 19, 2010 for the Special Meeting of Shareholders held on December 16, 2010.

PART III

This Part incorporates certain information from the definitive proxy statement (the “2011 Proxy Statement”) for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s executive officers is included under the caption “Executive Officers” in Part I. – Item 1. Business of this report. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2011 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

Index
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

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation/Human Resources Committee Interlocks and Insider Participation” and “Compensation/Human Resources Committee Report” in the 2011 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2011 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the sections entitled “Director Compensation – Certain Transactions” and “Information about Our Board of Directors” in the 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2011 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

Financial Statements and Information

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

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

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 15th day of March 2011.

CAPITAL BANK CORPORATION

By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer

Index
SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Eugene Taylor and Christopher G. Marshall, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 15, 2011.

Signature	Title

/s/ R. Eugene Taylor	President, Chief Executive Officer
R. Eugene Taylor	and Chairman of the Board
(Principal Executive Officer)

/s/ Christopher G. Marshall	Executive Vice President, Chief Financial Officer
Christopher G. Marshall	and Director
(Principal Financial Officer and Principal
Accounting Officer)

/s/ R. Bruce Singletary	Executive Vice President, Chief Risk Officer
R. Bruce Singletary	and Director

/s/ Charles F. Atkins	Director
Charles F. Atkins

/s/ Peter N. Foss	Director
Peter N. Foss

/s/ William A. Hodges	Director
William A. Hodges

/s/ Oscar A. Keller, III	Director
Oscar A. Keller, III

Index
EXHIBIT INDEX

Exhibit No.	Description

2.01
Merger Agreement, dated June 29, 2005, by and among Capital Bank Corporation and 1st State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

2.02	List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

3.01	Articles of Incorporation of the Company, as amended**

3.02	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

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

10.10
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and B. Grant Yarber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.11
Employment Agreement, dated January 31, 2008, by and between Michael R. Moore and Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)*

10.12
Employment Agreement, dated January 25, 2008, by and between David C. Morgan and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)*

10.13
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.14
Letter Agreement, dated November 18, 2008, by and between Capital Bank and Ralph J. Edwards (incorporated by reference to Exhibit 10.14  to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010)*

10.15
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.16
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.17
Agreement, dated November 2001, between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

10.18
Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

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

10.22
Real Estate Purchase Agreement, dated October 6, 2008, by and between Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, Michael R. Moore and Viola V. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2008)

Index
Exhibit No.	Description

10.23
Letter of Intent, dated December 13, 2009, between Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P. and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009)

10.24
Investment Agreement, dated November 3, 2010, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

10.25
First Amendment to Investment Agreement, dated January 14, 2011, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010)

10.26
Amendment to Amended and Restated Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and B. Grant Yarber (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010)*

10.27
Amendment to Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and Michael R. Moore (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010)*

10.28
Amendment to Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and David C. Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010)*

10.29
Amendment to Amended and Restated Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and Mark Redmond (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010)*

10.30
Contingent Value Rights Agreement dated January 28, 2011, by Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2010)

10.31
Registration Rights Agreement dated January 28, 2011, by and between Capital Bank Corporation and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2010)

10.32
Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2010)

10.33
Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2010)

10.34	Amendment to Capital Bank Defined Benefit Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2010)*

21.01	Subsidiaries of the Registrant**

23.01	Consent of Independent Registered Public Accounting Firm**

23.02	Consent of Independent Registered Public Accounting Firm**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Index
Exhibit No.	Description

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

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
(North Carolina)

Index
Exhibit 23.01

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 15, 2011, with respect to the consolidated financial statements and internal control over financial reporting included in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2010. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Capital Bank Corporation on Form S-3 (File No. 333-155567, effective November 21, 2008) and Forms S-8 (File No. 333-148273, effective December 21, 2007, No. 333-125195, effective May 24, 2005, No. 333-42628, effective July 31, 2000, No. 333-82602, effective February 12, 2002, No. 333-102774, effective January 28, 2003, No. 333-76919, effective April 23, 1999, No. 333-151782, effective June 19, 2008, No. 333-160689, effective July 20, 2009 and No. 333-160699, effective July 20, 2009).

/s/ ELLIOTT DAVIS PLLC

Charlotte, North Carolina
March 15, 2011

Index
Exhibit 23.02

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 10, 2010, with respect to the consolidated financial statements included in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2010. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Capital Bank Corporation on Form S-3 (File No. 333-155567, effective November 21, 2008) and Forms S-8 (File No. 333-148273, effective December 21, 2007, No. 333-125195, effective May 24, 2005, No. 333-42628, effective July 31, 2000, No. 333-82602, effective February 12, 2002, No. 333-102774, effective January 28, 2003, No. 333-76919, effective April 23, 1999, No. 333-151782, effective June 19, 2008, No. 333-160689, effective July 20, 2009 and No. 333-160699, effective July 20, 2009).

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 15, 2011