Form 10-Q
period 2011-03-31
CAPITAL BANK CORP
filed 2011-05-16
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 10, 2011 there were 85,802,164 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended March 31, 2011

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Operations for the Period of January 29, 2011 to March 31, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor) and the Three Months Ended March 31, 2010 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Period of January 29, 2011 to March 31, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor) and the Three Months Ended March 31, 2010 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Period of January 29, 2011 to March 31, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor) and the Three Months Ended March 31, 2010 (Predecessor)	6
	Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults upon Senior Securities	51

Item 4.	(Removed and Reserved)	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)	Successor Company	Predecessor Company
	Mar. 31, 2011	Dec. 31, 2010
(Dollars in thousands)

Assets
Cash and cash equivalents:
Cash and due from banks	$16,870	$13,646
Interest-bearing deposits with banks	99,780	53,099
Total cash and cash equivalents	116,650	66,745
Investment securities:
Investment securities – available for sale, at fair value	296,632	214,991
Other investments	8,270	8,301
Total investment securities	304,902	223,292
Mortgage loans held for sale	1,424	6,993
Loans:
Loans – net of unearned income and deferred fees	1,125,260	1,254,479
Allowance for loan losses	(167)	(36,061)
Net loans	1,125,093	1,218,418
Other real estate	14,535	18,334
Premises and equipment, net	27,098	25,034
Goodwill	30,994	–
Other intangible assets, net	4,813	1,774
Deferred tax asset	54,529	–
Other assets	24,618	24,957
Total assets	$1,704,656	$1,585,547

Liabilities
Deposits:
Demand, noninterest checking	$119,742	$116,113
NOW accounts	189,340	185,782
Money market accounts	146,543	137,422
Savings accounts	31,794	30,639
Time deposits	862,242	873,330
Total deposits	1,349,661	1,343,286
Borrowings	93,513	121,000
Subordinated debt	19,431	34,323
Other liabilities	13,291	10,250
Total liabilities	1,475,896	1,508,859

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279) at December 31, 2010	–	40,418
Common stock, no par value; 300,000,000 shares authorized; 85,489,260 and 12,877,846 shares issued and outstanding	227,961	145,594
Accumulated deficit	(574)	(108,027)
Accumulated other comprehensive income (loss)	1,373	(1,297)
Total shareholders’ equity	228,760	76,688
Total liabilities and shareholders’ equity	$1,704,656	$1,585,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands except per share data)

Interest income:
Loans and loan fees	$11,056	$5,479	$17,411
Investment securities:
Taxable interest income	990	391	2,026
Tax-exempt interest income	159	74	601
Dividends	29	–	18
Federal funds and other interest income	47	11	10
Total interest income	12,281	5,955	20,066
Interest expense:
Deposits	1,774	1,551	6,151
Borrowings and repurchase agreements	486	445	1,365
Total interest expense	2,260	1,996	7,516
Net interest income	10,021	3,959	12,550
Provision for loan losses	167	40	11,734
Net interest income after provision for loan losses	9,854	3,919	816
Noninterest income:
Service charges and other fees	548	291	868
Bank card services	300	174	415
Mortgage origination and other loan fees	263	210	327
Brokerage fees	96	78	187
Bank-owned life insurance	20	10	239
Net gain on sale of investment securities	–	–	263
Other	25	69	232
Total noninterest income	1,252	832	2,531
Noninterest expense:
Salaries and employee benefits	3,957	1,977	5,400
Occupancy	1,140	548	1,502
Furniture and equipment	544	275	745
Data processing and telecommunications	276	180	517
Advertising and public relations	181	131	430
Office expenses	229	93	332
Professional fees	335	190	475
Business development and travel	246	87	267
Amortization of other intangible assets	191	62	235
ORE losses and miscellaneous loan costs	523	176	1,317
Directors’ fees	40	68	298
FDIC deposit insurance	563	266	665
Contract termination fees	3,581	–	–
Other	423	102	407
Total noninterest expense	12,229	4,155	12,590
Net income (loss) before income taxes	(1,123)	596	(9,243)
Income tax expense (benefit)	(549)	–	(3,909)
Net income (loss)	(574)	596	(5,334)
Dividends and accretion on preferred stock	–	861	589
Net income (loss) attributable to common shareholders	$(574)	$(265)	$(5,923)

Net loss per common share – basic	$(0.01)	$(0.02)	$(0.49)
Net loss per common share – diluted	$(0.01)	$(0.02)	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
	Preferred Stock		Common Stock		Other Comprehensive Income	Accumulated
Predecessor Company	Shares	Amount	Shares	Amount	(Loss)	Deficit	Total
(Dollars in thousands)

Balance at January 1, 2010	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785
Comprehensive loss:
Net loss						(5,334)	(5,334)
Net unrealized loss on securities, net of tax benefit of $234					(372)		(372)
Amortization of prior service cost on SERP					2		2
Total comprehensive loss							(5,704)
Accretion of preferred stock discount		73				(73)	–
Issuance of common stock			1,468,770	5,065			5,065
Stock option expense				12			12
Directors’ deferred compensation			64,467	150			150
Dividends on preferred stock						(516)	(516)
Balance at March 31, 2010	41,279	$40,200	12,881,354	$145,136	$3,585	$(50,129)	$138,792

Balance at January 1, 2011	41,279	$40,418	12,877,846	$145,594	$(1,297)	$(108,027)	$76,688
Comprehensive income:
Net income						596	596
Net unrealized loss on securities, net of tax benefit of $204					(324)		(324)
Amortization of prior service cost on SERP					1		1
Total comprehensive income							273
Accretion of preferred stock discount		24				(24)	–
Stock option expense				5			5
Directors’ deferred compensation				35			35
Dividends on preferred stock						(172)	(172)
Balance at January 28, 2011	41,279	$40,442	12,877,846	$145,634	$(1,620)	$(107,627)	$76,829

	Preferred Stock		Common Stock		Other Comprehensive	Accumulated
Successor Company	Shares	Amount	Shares	Amount	Income	Deficit	Total
(Dollars in thousands)

Balance at January 28, 2011	–	$–	83,877,846	$224,085	$–	$–	$224,085
Comprehensive income:
Net loss						(574)	(574)
Net unrealized gain on securities, net of tax of $862					1,373		1,373
Total comprehensive income							799
Issuance of common stock, net of offering costs of $300			1,613,165	3,814			3,814
Stock option expense				69			69
Restricted stock			(1,751)	(7)			(7)
Balance at March 31, 2011	–	$–	85,489,260	$227,961	$1,373	$(574)	$228,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(574)	$596	$(5,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of purchased credit-impaired loans	(10,265)	–	–
Amortization /accretion of fair value premium/discount on acquired time deposits, borrowings and subordinated debt, net	(1,441)	–	–
Provision for loan losses	167	40	11,734
Amortization of other intangible assets	191	62	236
Depreciation	490	203	635
Stock-based compensation	137	42	192
Gain on sale of securities, net	–	–	(263)
Amortization of premium on securities, net	238	171	34
Loss (gain) on disposal of premises, equipment and ORE	(102)	(9)	225
ORE valuation adjustments	131	–	646
Bank-owned life insurance income	(20)	(10)	(251)
Deferred income tax expense	–	–	640
Net change in:
Mortgage loans held for sale	1,145	4,424	–
Accrued interest receivable and other assets	(554)	(1,309)	(6,128)
Accrued interest payable and other liabilities	2,696	(3,939)	(559)
Net cash provided by (used in) operating activities	(7,761)	271	1,807

Cash flows from investing activities:
Principal repayments on loans, net of loans originated or acquired	19,380	14,547	(3,743)
Purchases of premises and equipment	(241)	(416)	(1,469)
Proceeds from sales of premises, equipment and ORE	1,485	201	3,541
Purchases of FHLB stock	–	–	(2,025)
Purchases of securities – available for sale	(88,209)	(6,840)	(18,013)
Proceeds from sales of securities – available for sale	–	–	17,305
Proceeds from principal repayments/calls/maturities of securities – available for sale	10,577	3,936	14,803
Proceeds from principal repayments/calls/maturities of securities – held to maturity	–	–	330
Net cash provided by (used in) investing activities	(57,008)	11,428	10,729

Cash flows from financing activities:
Increase (decrease) in deposits, net	(650)	(4,960)	2,574
Decrease in repurchase agreements, net	–	–	(3,316)
Proceeds from borrowings	–	–	141,000
Principal repayments of borrowings	(30,000)	(5,000)	(136,000)
Proceeds from issuance of subordinated debentures	–	–	3,393
Repurchase of preferred stock	–	(41,279)	–
Proceeds from North American Financial Holdings, Inc. Investment	–	181,050
Proceeds from issuance of common stock, net of offering costs	3,814	–	5,065
Dividends paid	–	–	(1,424)
Net cash provided by (used in) financing activities	(26,836)	129,811	11,292
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Net change in cash and cash equivalents	$(91,605)	$141,510	$23,828
Cash and cash equivalents at beginning of period	208,255	66,745	29,513
Cash and cash equivalents at end of period	$116,650	$208,255	$53,341

Supplemental Disclosure of Cash Flow Information

Noncash investing activities:
Transfers of loans and premises to ORE	$1,646	$248	$9,305
Transfers of ORE to loans	857	146	–

Cash paid for:
Income taxes	$–	$–	$–
Interest	4,088	1,531	7,368

Supplemental cash flow information related to the NAFH Investment is disclosed in Note 2 (NAFH Acquisition).

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.  Basis of Presentation and Significant Accounting Policies

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

On January 28, 2011, the Company completed the issuance and sale of 71,000,000 shares of its common stock to North American Financial Holdings, Inc. (“NAFH”) for $181,050,000 in cash (the “NAFH Investment”). As a result of the NAFH Investment and the Company’s rights offering on March 11, 2011 (the “Rights Offering”), NAFH currently owns approximately 83% of the Company’s common stock. Upon closing of the NAFH Investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the period of January 29, 2011 to March 31, 2011 (Successor Company) and the period of January 1, 2011 to January 28, 2011 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of the accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Due to the NAFH Investment, the Company has added an accounting policy related to purchased credit-impaired loans, which is described as follows:

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations and transactions similar to the NAFH Investment, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. The accounting pools of acquired loans are defined as of the date of acquisition of a portfolio of loans and are comprised of groups of loans with similar collateral types and credit risk.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to amend FASB Accounting Standards Codification (“ASC”) Topic 320, Receivables. The amendments in this update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This update also indicates that companies should disclose the information regarding troubled debt restructurings required by paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

2.  NAFH Acquisition

As discussed in Note 1 (Basis of Presentation and Significant Accounting Policies), on January 28, 2011, the Company completed the issuance and sale of 71,000,000 shares of its common stock to NAFH for $181,050,000 in cash. As a result of this NAFH Investment and the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. In connection with the NAFH Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the NAFH Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) were repurchased. Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly, the Company is no longer subject to the restrictions imposed by the terms of the Series A Preferred Stock or certain regulatory provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) that are imposed on TARP recipients.

Pursuant to the NAFH Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4,113,571 upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300,000 were recorded as a reduction to the proceeds of the Rights Offering.

Also in connection with the closing of the NAFH Investment, the Company amended its Supplemental Executive Retirement Plan (the “Executive Plan” or “SERP”) to waive, with respect to unvested amounts only, any change in control provision and corresponding entitlement to change in control benefits that would otherwise be triggered by the NAFH Investment or any subsequent transaction or series of transactions that result in an affiliate of NAFH holding the Company’s outstanding voting securities or total voting power. On January 28, 2011, the Company received written waivers from each of the participants in the Executive Plan pursuant to which such executives waived the previously described change in control benefits under the SERP and the accelerated vesting of their outstanding unvested Company stock options in connection with the transactions contemplated by the NAFH Investment. Cash payments made to participants in the Executive Plan upon change in control related to vested benefits totaled $1,119,000. The Supplemental Retirement Plan for Directors was not amended, and cash payments made to participants upon change in control pursuant to terms of this plan totaled $3,156,000.

In Staff Accounting Bulletin Topic No. 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Securities and Exchange Commission (“SEC”) staff indicated that it believes push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. In determining whether a company has become substantially wholly owned, the SEC staff has stated that push-down accounting would be required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate for this transaction, and as such, has applied the acquisition method of accounting due to NAFH’s acquisition of 85% of the Company’s outstanding common stock on January 28, 2011.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the NAFH Investment and the Company’s opening balance sheet:

As of Jan. 28, 2011
(Dollars in thousands)

Fair value of assets acquired:
Cash and cash equivalents	$208,255
Investment securities	225,336
Mortgage loans held for sale	2,569
Loans	1,135,164
Goodwill	30,994
Other intangible assets	5,004
Deferred tax asset	55,391
Other assets	66,663
Total assets acquired	1,729,376
Fair value of liabilities assumed:
Deposits	1,351,467
Borrowings	123,837
Subordinated debt	19,392
Other liabilities	10,595
Total liabilities assumed	1,505,291
Net assets acquired	224,085
Less: non-controlling interest at fair value	(43,785)
180,300
Underwriting and legal costs	750
Purchase price	$181,050

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make preliminary estimates of the fair value. While the Company believes that information provides a reasonable basis for estimating the fair values, it expects to obtain additional information and evidence during the measurement period (not to exceed one year from the acquisition date) that may result in changes to the estimated fair value amounts. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Subsequent adjustments, if any, will be retrospectively reflected in future filings.

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and Cash Equivalents

The cash and cash equivalents, which include proceeds from the NAFH Investment, held at acquisition date approximated fair value on that date and did not require a fair value adjustment.

Investment Securities

Investment securities are reported at fair value at acquisition date. To account for the NAFH Investment, the difference between the fair value and par value became the new premium or discount for each security held by the Company. The fair value of investment securities is primarily based on values obtained from third parties pricing models which are based on recent trading activity for the same or similar securities. Two equity securities were valued at their respective stock market prices, and two corporate bonds were valued using an internal valuation model. Immediately before the acquisition, the investment portfolio had an amortized cost of $228,106,000 and was in a net unrealized loss position of $2,770,000.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans

All loans in the loan portfolio were adjusted to estimated fair value at the NAFH Investment date. Upon analyzing estimated credit losses as well as evaluating differences between contractual interest rates and market interest rates at acquisition, the Company recorded a loan fair value discount of $104,380,000. All acquired loans were considered to be PCI loans with the exception of certain consumer revolving lines of credit. Subsequent to the NAFH Investment, PCI loans will be accounted for as described in Note 1 (Basis of Presentation and Significant Accounting Policies) and in Note 6 (Loans).

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of acquired net assets. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. Other intangible assets identified as part of the valuation of the NAFH Investment were Core Deposit Intangibles (“CDI”) and the Trade Name Intangible. All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives.

Core Deposit Intangible

The estimated value of the CDI at acquisition date was $4,400,000. This amount represents the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The present value is calculated over the estimated life of the acquired deposit base and will be amortized on an accelerated method over an eight year period. Deposit accounts evaluated for the CDI were demand deposit accounts, money market accounts and savings accounts.

Trade Name Intangible

Trademarks, service marks and other registered marks (collectively referred to as the “Trade Name”) can have great significance to customers. The function of a mark is to indicate to the consumer the sources from which goods and services originate. The Trade Name considered to have value is Capital Bank. The Trade Name value of $604,000 at acquisition date was based on the present value of the Company’s projected income multiplied by an assumed royalty rate. This intangible will be amortized on a straight-line basis over a three year period.

Other Assets

A majority of other assets held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. The most significant other asset impacted by the application of the acquisition method of accounting was the recognition of a net deferred tax asset of $55,391,000. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deposits

Time deposits were not included in the CDI valuation. Instead, a separate valuation of term deposit liabilities was conducted due to the contractual time frame associated with these liabilities. Term deposits evaluated for acquisition accounting consisted of certificates of deposit (“CDs”), brokered deposits and CDs through the Certificate of Deposit Account Registry Services (“CDARS”). The fair value of these deposits was determined by first stratifying the deposit pool by maturity and calculating the interest rate for each maturity period. Then cash flows were projected by period and discounted to present value using current market interest rates.

The outstanding balance of CDs at acquisition date was $730,481,000, and the estimated fair value premium totaled $12,433,000. The outstanding balance of brokered deposits was $100,479,000, and the estimated fair value premium totaled $616,000. The outstanding balance of CDARS was $27,020,000, and the estimated fair value premium totaled $111,000. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average term.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Borrowings

Included in borrowings are FHLB advances and structured repurchase agreements. Fair values for these borrowings were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments, current interest rates, and prepayment penalties. Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value. The outstanding balance of FHLB advances and structured repurchase agreements at acquisition date was $66,000,000 and $50,000,000, respectively, and the estimated fair value premiums on each totaled $1,799,000 and $6,038,000, respectively. The Company will amortize the premium into income as a reduction of interest expense on a level-yield basis over the contractual term of each debt instrument.

Subordinated Debt

Included in subordinated debt are variable rate trust preferred securities issued by the Company and fixed rate subordinated debt issued as part of a private placement offering early in 2010. Fair values for the trust preferred securities and subordinated debt were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The outstanding balance of trust preferred securities and subordinated debt at acquisition date was $30,930,000 and $3,393,000, respectively, and the estimated fair value (discount)/premium on each totaled ($15,143,000) and $211,000, respectively. The Company will accrete the discount as an increase to interest expense and will amortize the premium as a decrease to interest expense on a level-yield basis over the contractual term of each debt instrument.

Contingent Value Rights

In connection with the NAFH Investment, each existing shareholder as of January 27, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio. The Company estimated the fair value of these CVRs at $568,000, which was based on its estimate of credit losses on the existing loan portfolio over the five-year life of these instruments. These CVRs were recorded at fair value in other liabilities in acquisition accounting.

Non-controlling Interest

In determining the estimated fair value of the non-controlling interest, the Company utilized the closing market price of its common stock on the acquisition date, which was $3.40, and multiplied this stock price by the number of outstanding non-controlling shares at that date.

Transaction Expenses

As required by the NAFH Investment, the Company incurred and reimbursed third party expenses of $750,000 which were recorded as a reduction of proceeds received from the issuance of common shares to NAFH.

There were no indemnification assets in this transaction, nor was there any contingent consideration to be recognized.

3.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments, such as stock options and warrants, unless the effect is to reduce a loss or increase earnings. Basic EPS is adjusted for outstanding stock options and warrants using the treasury stock method in order to compute diluted EPS. The calculation of basic and diluted EPS for the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor) was as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands except per share data)

Net loss attributable to common shareholders	$(574)	$(265)	$(5,923)

Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	84,970,748	13,188,612	12,014,430
Incremental shares from assumed exercise of stock options and warrants	–	–	–
Weighted average number of shares outstanding – diluted	84,970,748	13,188,612	12,014,430

Earnings (loss) per common share – basic	$(0.01)	$(0.02)	$(0.49)
Earnings (loss) per common share – diluted	$(0.01)	$(0.02)	$(0.49)

For both the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor), outstanding options to purchase 296,880, 297,880 and 336,261 shares, respectively, of common stock were excluded from the diluted calculation because the option exercise prices exceeded the average market value of the associated shares of common stock. For both the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor), outstanding warrants to purchase 749,619 shares of common stock were excluded from the diluted calculation because the warrant exercise price exceeded the average fair market value of the associated shares of common stock.

4.  Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and derivatives that qualify as cash flow hedges to the extent that the hedge is effective. The Company’s other comprehensive income (loss) for the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor) was as follows:

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Unrealized gain (loss) on securities – available for sale	$2,235	$(528)	$(606)
Amortization of prior service cost on SERP	–	1	2
Income tax effect	(862)	204	234
Other comprehensive income (loss)	$1,373	$(323)	$(370)

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

5.  Investment Securities

Investment securities as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) are summarized as follows:

March 31, 2011 (Successor Company)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

Available for sale:
U.S. agency obligations	$13,917	$14	$5	$13,926
Municipal bonds	20,584	964	–	21,548
Mortgage-backed securities issued by GSEs	251,516	1,354	122	252,748
Non-agency mortgage-backed securities	5,541	41	1	5,581
Other securities	2,838	–	9	2,829
	294,396	2,373	137	296,632
Other investments	8,270	–	–	8,270
Total	$302,666	$2,373	$137	$304,902

December 31, 2010 (Predecessor Company)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

Available for sale:
U.S. agency obligations	$19,003	$18	$87	$18,934
Municipal bonds	22,455	75	1,521	21,009
Mortgage-backed securities issued by GSEs	165,540	78	195	165,423
Non-agency mortgage-backed securities	6,790	39	242	6,587
Other securities	3,252	–	214	3,038
	217,040	210	2,259	214,991
Other investments	8,301	–	–	8,301
Total	$225,341	$210	$2,259	$223,292

On at least a quarterly basis, the Company completes an other than temporary impairment (“OTTI”) assessment of its investment portfolio. The Company considers many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings. The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position for which OTTI has not been recognized in earnings, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor):

March 31, 2011 (Successor Company)	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency obligations	$2,978	$5	$–	$–	$2,978	$5
Mortgage-backed securities issued by GSEs	24,382	122	–	–	24,382	122
Non-agency mortgage-backed securities	1,503	1	–	–	1,503	1
Other securities	1,722	9	–	–	1,722	9
Total	$30,585	$137	$–	$–	$30,585	$137

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2010 (Predecessor Company)	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency obligations	$8,916	$87	$–	$–	$8,916	$87
Municipal bonds	14,886	1,134	2,453	387	17,339	1,521
Mortgage-backed securities issued by GSEs	14,473	195	–	–	14,473	195
Non-agency mortgage-backed securities	–	–	4,183	242	4,183	242
Other securities	–	–	2,536	214	2,536	214
Total	$38,275	$1,416	$9,172	$843	$47,447	$2,259

As of March 31, 2011 (Successor), the majority of unrealized losses related to four mortgage-backed securities issued by government-sponsored enterprises (“GSEs”). These unrealized losses are a result of changes in market interest rates since the NAFH Investment on January 28, 2011. Because of their GSE status, there is minimal credit risk in these securities. No investment securities were in an unrealized loss position greater than 1% or for a period of more than 12 months as of March 31, 2011 (Successor).

The securities in an unrealized loss position as of March 31, 2011 (Successor) continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses on such securities to represent OTTI as of March 31, 2011 (Successor).

Other investment securities primarily include an investment in Federal Home Loan Bank (“FHLB”) stock, which has no readily determinable market value and is recorded at cost. As of both March 31, 2011 (Successor) and December 31, 2010 (Predecessor), the Company’s investment in FHLB stock totaled $7,668,000. Based on its quarterly evaluation, management has concluded that the Company’s investment in FHLB stock was not impaired as of March 31, 2011 (Successor) and that ultimate recoverability of the par value of this investment is probable.

The amortized cost and estimated market values of debt securities as of March 31, 2011 (Successor) by final contractual maturities are summarized in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2011 (Successor Company)	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Debt securities:
Due within one year	$–	$–
Due after one year through five years	15,842	15,861
Due after five years through ten years	129,828	130,604
Due after ten years	146,995	148,445
Total debt securities	292,665	294,910
Equity securities	1,731	1,722
Total investment securities	$294,396	$296,632

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

6.  Loans

The composition of the loan portfolio by loan classification as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) was as follows:

	Successor Company	Predecessor Company
	Mar. 31, 2011	Dec. 31, 2010
(Dollars in thousands)

Commercial real estate:
Construction and land development	$274,541	$350,587
Real estate – non-owner occupied	275,005	283,943
Real estate – owner occupied	163,934	170,470
Total commercial real estate	713,480	805,000
Consumer real estate:
Residential mortgage	172,574	173,777
Home equity lines	79,253	89,178
Total consumer real estate	251,827	262,955
Commercial and industrial	118,510	145,435
Consumer	6,416	6,163
Other loans	33,759	33,742
	1,123,992	1,253,295
Deferred loan fees and origination costs, net	1,268	1,184
	$1,125,260	$1,254,479

Loans pledged as collateral for certain borrowings totaled $324,313,000 and $341,520,000 as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively.

Successor Company:

Purchased credit-impaired loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

As of Jan. 28, 2011
(Dollars in thousands)

Contractually required payments	$1,318,702
Nonaccretable difference	(98,777)
Cash flows expected to be collected at acquisition	1,219,925
Accretable yield	(163,892)
Fair value of acquired loans at acquisition	$1,056,033

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

Jan. 29, 2011 to Mar. 31, 2011
(Dollars in thousands)

Balance, beginning of period	$163,892
New loans purchased	–
Accretion of income	(10,265)
Reclassifications from nonaccretable difference	–
Balance, end of period	$153,627

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the NAFH Investment. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the NAFH Investment. The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

•	the estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;

•	the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for PCI loans with variable rates of interest.

For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows. For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time.

7.  Allowance for Loan Losses and Credit Quality

The following is a summary of activity in the allowance for loan losses for the period from January 29, 2011 to March 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor):

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Balance at beginning of year, predecessor	$–	$36,061	$26,081
Loans charged off	–	(49)	(8,758)
Recoveries of loans previously charged off	–	9	103
Net charge-offs	–	(40)	(8,655)
Provision for loan losses	167	40	11,734
Balance at the end of period, predecessor	$–	$36,061	$29,160
Acquisition accounting adjustment	–	(36,061)	–
Balance at end of period, successor	$167	$–	$–

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), the reserve for unfunded lending commitments totaled $1,040,000 and $623,000, respectively. The following is an analysis of the allowance for loan losses by portfolio segment in addition to the disaggregation of the allowance and outstanding loan balances by impairment method as of March 31, 2011 (Successor):

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Allowance for Loan Losses			Loans
March 31, 2011 (Successor Company)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased – Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased – Credit Impaired
(Dollars in thousands)

Commercial real estate	$–	$113	$–	$–	$7,610	$705,870
Consumer real estate	–	39	–	–	77,784	174,043
Commercial and industrial	–	9	–	–	1,264	117,246
Consumer	–	4	–	–	2,361	4,055
Other	–	2	–	–	199	33,560
	$–	$167	$–	$–	$89,218	$1,034,774

	Allowance for Loan Losses			Loans
December 31, 2010 (Predecessor Company)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased – Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased – Credit Impaired
(Dollars in thousands)

Commercial real estate	$351	$24,039	$–	$65,840	$739,160	$–
Consumer real estate	87	4,645	–	3,879	259,076	–
Commercial and industrial	89	6,343	–	6,013	139,422	–
Consumer	2	352	–	6	6,157	–
Other	–	153	–	781	32,961	–
	$529	$35,532	$–	$76,519	$1,176,776	$–

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following is an analysis of the Company’s credit risk profile, excluding purchased credit-impaired loans, based on internally assigned risk ratings as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor):

	Commercial Loans
March 31, 2011 (Successor Company)	Construction and Land Development	Non-Owner Occupied Real Estate	Owner Occupied Real Estate	Commercial and Industrial	Other	Total
(Dollars in thousands)

Pass	$5,417	$392	$1,756	$1,264	$199	$9,028
Special mention	–	–	–	–	–	–
Substandard	45	–	–	–	–	45
Doubtful	–	–	–	–	–	–
Total	$5,462	$392	$1,756	$1,264	$199	$9,073

	Consumer Loans
March 31, 2011 (Successor Company)	Residential Mortgage	Home Equity Lines	Other Consumer	Total
(Dollars in thousands)

Pass	$3,799	$73,556	$2,361	$79,716
Special mention	–	91	–	91
Substandard	–	338	–	338
Doubtful	–	–	–	–
Total	$3,799	$73,985	$2,361	$80,145

	Commercial Loans
December 31, 2010 (Predecessor Company)	Construction and Land Development	Non-Owner Occupied Real Estate	Owner Occupied Real Estate	Commercial and Industrial	Other	Total
(Dollars in thousands)

Pass	$250,557	$266,523	$154,156	$101,674	$32,961	$805,871
Special mention	20,178	12,505	2,287	20,488	–	55,458
Substandard	79,852	4,610	13,967	23,266	781	122,476
Doubtful	–	305	60	7	–	372
Total	$350,587	$283,943	$170,470	$145,435	$33,742	$984,177

	Consumer Loans
December 31, 2010 (Predecessor Company)	Residential Mortgage	Home Equity Lines	Other Consumer	Total
(Dollars in thousands)

Pass	$162,002	$85,000	$5,803	$252,805
Special mention	5,518	1,972	188	7,678
Substandard	6,138	2,110	172	8,420
Doubtful	119	96	–	215
Total	$173,777	$89,178	$6,163	$269,118

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is an aging analysis of the Company’s portfolio by loan class as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor):

March 31, 2011 (Successor Company)	30–59 Days Past Due	60–89 Days Past Due	Over 90 Days Past Due and Accruing	Nonaccrual Loans	Current Loans	Total Loans
(Dollars in thousands)

Commercial real estate:
Construction and land development	$11,051	$3,078	$52,973	$–	$207,439	$274,541
Real estate – non-owner occupied	8,620	1,361	5,857	–	259,167	275,005
Real estate – owner occupied	2,465	2,471	8,117	–	150,881	163,934
Consumer real estate:
Residential mortgage	2,076	87	3,916	–	166,495	172,574
Home equity lines	606	162	366	–	78,119	79,253
Commercial and industrial	6,746	325	3,141	–	108,298	118,510
Consumer	–	–	51	–	6,365	6,416
Other loans	–	–	–	–	33,759	33,759
Total	$31,564	$7,484	$74,421	$–	$1,010,523	$1,123,992

December 31, 2010 (Predecessor Company)	30–59 Days Past Due	60–89 Days Past Due	Over 90 Days Past Due and Accruing	Nonaccrual Loans	Current Loans	Total Loans
(Dollars in thousands)

Commercial real estate:
Construction and land development	$6,166	$204	$–	$50,693	$293,524	$350,587
Real estate – non-owner occupied	509	–	–	2,678	280,756	283,943
Real estate – owner occupied	3,165	–	–	8,198	159,107	170,470
Consumer real estate:
Residential mortgage	2,213	329	–	3,481	167,754	173,777
Home equity lines	498	109	–	277	88,294	89,178
Commercial and industrial	175	146	–	5,830	139,284	145,435
Consumer	4	4	–	6	6,149	6,163
Other loans	–	–	–	781	32,961	33,742
Total	$12,730	$792	$–	$71,944	$1,167,829	$1,253,295

Purchased credit-impaired loans are not classified as nonaccrual because interest income on these loans relates to the accretable yield recognized subsequent to the acquisition date and not to contractual interest payments.

There were no troubled debt restructurings as of March 31, 2011 (Successor).

8.  Stock-Based Compensation

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of options for the purchase of up to 1,150,000 shares of the Company’s common stock to officers and directors. As of March 31, 2011 (Successor), options for 296,880 shares of common stock were outstanding and options for 604,709 shares of common stock remained available for future issuance. Grants of options are made by the Board of Directors. All grants must be made with an exercise price at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to certain vesting provisions.

A summary of the activity during the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor) of the Company’s stock option plans, including the weighted average exercise price (“WAEP”), is presented below:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor Company		Predecessor Company
	Period of Jan. 29 to Mar. 31, 2011		Period of Jan. 1 to Jan. 28, 2011		Three Months Ended Mar. 31, 2010
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding options, beginning of period	297,880	$12.11	297,880	$12.11	366,583	$11.76
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Forfeited and expired	(1,000)	11.29	–	–	(30,322)	8.08
Outstanding options, end of period	296,880	$12.12	297,880	$12.11	336,261	$12.09

Options exercisable at end of period	257,680	$12.96	226,430	$13.53	256,161	$12.83

The following table summarizes information about the Company’s stock options as of March 31, 2011 (Successor):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	78,250	8.05	42,250	$–
$6.01 – $9.00	–	–	–	–
$9.01 – $12.00	74,880	0.95	74,880	–
$12.01 – $15.00	20,000	5.38	16,800	–
$15.01 – $18.00	70,000	3.92	70,000	–
$18.00 – $18.37	53,750	3.74	53,750	–
	296,880	4.33	257,680	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. There were no options granted in the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor).

As of March 31, 2011 (Successor), the Company had unamortized compensation expense related to unvested stock options of $27,000, which is expected to be fully amortized over the next two years. For the period from January 29, 2011 to March 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor), the Company recorded total compensation expense related to stock options of $69,000, $5,000 and $12,000, respectively, related to stock options. On January 28, 2011, vesting was accelerated on certain outstanding stock options in connection with the NAFH Investment. Compensation expense related to the accelerated vesting was recorded in the Successor period.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. Nonvested shares are subject to forfeiture if employment terminates prior to the vesting dates. The Company expenses the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. Nonvested restricted stock for the three months ended March 31, 2011 is summarized in the following table:

	Shares	Weighted Avg. Grant Date Fair Value

Nonvested at beginning of period	11,700	$6.00
Granted	–	–
Vested	(11,700)	6.00
Nonvested at end of period	–	$–

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Total compensation expense related to these restricted stock awards for the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor) totaled $68,000, $2,000 and $30,000, respectively. On January 28, 2011, vesting was accelerated on all remaining nonvested restricted shares in connection with the NAFH Investment. Compensation expense related to the accelerated vesting was recorded in the Successor period.

Deferred Compensation for Non-employee Directors

Until the NAFH Investment, the Company administered the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may have elected to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director did not elect to defer all or part of his fees, then he was not considered a participant in the Deferred Compensation Plan. The amount deferred was equal to 125% of total director fees. Each participant was fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceased to serve as a director for any reason.

Upon closing of the NAFH Investment, the Deferred Compensation Plan was terminated and all phantom shares in the Plan were distributed to the participants. For the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor), the Company recognized stock-based compensation expense of $0, $35,000 and $150,000, respectively, related to the Deferred Compensation Plan.

9.  Derivative Instruments

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

As of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), the Company had $4,677,000 and $10,318,000, respectively, of commitments outstanding to originate mortgage loans held for sale at fixed rates and $6,101,000 and $17,311,000, respectively, of forward commitments under best efforts contracts to sell mortgages to four different investors. The fair value of the interest rate lock commitments and forward loan sales commitments were not considered material as of March 31, 2011 (Successor) or December 31, 2010 (Predecessor). Thus, there was no impact to the Condensed Consolidated Statements of Operations in either the Successor or Predecessor periods.

10.  Commitments and Contingencies

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s exposure to off-balance-sheet credit risk as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) was as follows:

	Successor Company	Predecessor Company
	Mar. 31, 2011	Dec. 31, 2010
(Dollars in thousands)

Commitments to extend credit	$164,640	$175,318
Standby letters of credit	9,718	10,285
Total commitments	$174,358	$185,603

The Company has limited partnership investments in two related private investment funds which totaled $1,829,000 as of both March 31, 2011 (Successor) and December 31, 2010 (Predecessor). These investments are recorded on the cost basis and were included in other assets on the Condensed Consolidated Balance Sheets. Remaining capital commitments to these funds totaled $1,550,000 as of March 31, 2011 (Successor).

11.  Fair Value

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) are summarized below:

March 31, 2011 (Successor Company)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Investment securities – available for sale:
U.S. agency obligations	$–	$13,926	$–	$13,926
Municipal bonds	–	21,548	–	21,548
Mortgage-backed securities issued by GSEs	–	252,748	–	252,748
Non-agency mortgage-backed securities	–	5,581	–	5,581
Other securities	1,722	–	1,107	2,829
Total	$1,722	$293,803	$1,107	$296,632

December 31, 2010 (Predecessor Company)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Investment securities – available for sale:
U.S. agency obligations	$–	$18,934	$–	$18,934
Municipal bonds	–	21,009	–	21,009
Mortgage-backed securities issued by GSEs	–	165,423	–	165,423
Non-agency mortgage-backed securities	–	6,587	–	6,587
Other securities	1,738	–	1,300	3,038
Total	$1,738	$211,953	$1,300	$214,991

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period of January 29, 2011 to March 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor):

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Balance at beginning of period	$1,107	$1,300	$1,300
Total unrealized losses included in:
Net income	–	–	–
Other comprehensive income	–	(193)	–
Purchases, sales and issuances, net	–	–	–
Transfers in and (out) of Level 3	–	–	–
Balance at end of period	$–	$1,107	$1,300

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) are summarized below:

March 31, 2011 (Successor Company)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$–	$–	$–
Other real estate	–	–	14,535	14,535

December 31, 2010 (Predecessor Company)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$61,006	$14,985	$75,990
Other real estate	–	18,334	–	18,334

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

Fair values of cash and cash equivalents are equal to the carrying value. Estimated fair values of investment securities are based on quoted market prices, if available, or model-based values from pricing sources for mortgage-backed securities and municipal bonds. Fair value of the loan portfolio has been estimated using the present value of expected future cash flows, discounted at a current market rate for each loan type. The amount of expected credit losses and the timing of those losses have also been factored into expected future cash flows. As of March 31, 2011 (Successor), the carrying amount of loans equaled the estimated fair value since the portfolio was adjusted to fair value on January 28, 2011 in connection with the NAFH Investment. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable.

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

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) were as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor Company		Predecessor Company
	Mar. 31, 2011		Dec. 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$116,650	$116,650	$66,745	$66,745
Investment securities	304,902	304,902	223,292	223,292
Mortgage loans held for sale	1,424	1,424	6,993	6,993
Loans	1,125,093	1,125,093	1,218,418	1,146,256
Accrued interest receivable	5,909	5,909	5,158	5,158

Financial Liabilities:
Non-maturity deposits	$487,419	$487,419	$469,956	$469,956
Time deposits	862,242	862,997	873,330	885,105
Borrowings	93,513	93,513	121,000	126,787
Subordinated debt	19,431	19,431	34,323	19,164
Accrued interest payable	1,442	1,442	1,363	1,363

Unrecognized financial instruments:
Commitments to extend credit	164,640	157,596	175,318	167,817
Standby letters of credit	9,718	9,718	10,285	10,285

12.  TARP Capital Purchase Program

On December 12, 2008, the Company entered into a Securities Purchase Agreement with the U.S. Treasury pursuant to which, among other things, the Company sold to the Treasury 41,279 shares of Series A Preferred Stock and warrants to purchase up to 749,619 shares of common stock (“Warrants”) of the Company for an aggregate purchase price of $41,279,000.

On January 28, 2011, in connection with the NAFH Investment, all outstanding shares of Series A Preferred Stock and the Warrants were repurchased and cancelled for an aggregate purchase price of $41,279,000. The Company recognized a charge of $861,000 for dividends and accretion on preferred stock during the period of January 1, 2011 to January 28, 2011 (Predecessor), which reflected the difference between the carrying value of the preferred stock and its redemption price.

13.  Subsequent Events

On April 27, 2011, NAFH received the required regulatory approval to merge Capital Bank into NAFH National Bank, a banking subsidiary owned by NAFH and its affiliate, TIB Financial Corp. In the merger, which the Company expects to complete in June 2011, the Company expects to receive shares of NAFH National Bank in exchange for its shares of Capital Bank at an exchange ratio based on the relative tangible book values of Capital Bank and NAFH National Bank.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor) and the three months ended March 31, 2011 (Predecessor) for Capital Bank Corporation (the “Company”), and its wholly owned subsidiary, Capital Bank (the “Bank”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Index
Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. The Company’s primary wholly-owned subsidiary is Capital Bank, a state-chartered banking corporation. The Bank was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Company also serves as the holding company for CB Trustee, LLC and has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”). As of March 31, 2011, the Company conducted no business other than holding stock in the Bank and in three trusts.

Capital Bank is a community bank engaged in the general commercial banking business and primarily operates in markets in central and western North Carolina. As of March 31, 2011, the Company had approximately $1.7 billion in total assets, $1.1 billion in loans, $1.3 billion in deposits, and $228.8 million in shareholders’ equity. The Bank operates 32 branch offices in North Carolina: five in Raleigh, four in Asheville, four in Fayetteville; three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Siler City, Wake Forest and Zebulon.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, agriculture, personal use, home improvement and automobiles; equity lines of credit; mortgage loans; credit loans; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers and remote deposit capture; traveler’s checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. Through a partnership between the Bank’s financial services division and Capital Investment Companies, an unaffiliated Raleigh, North Carolina-based broker-dealer, the Bank also makes available a complete line of uninsured investment products and services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Bank’s profitability is also affected by its provision for loan losses, noninterest income and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, debit card transaction fees, fees generated from originating mortgage loans, commission income generated from brokerage activity, the increase in cash surrender value of bank-owned life insurance (“BOLI”), and gains or losses recognized on the sale of investment securities. Operating expenses primarily consist of employee compensation and benefits, occupancy related expenses, depreciation and maintenance expenses on furniture and equipment, data processing and telecommunications, advertising and public relations expenses, professional fees, business development and travel costs, other real estate losses and miscellaneous loan costs, FDIC deposit insurance and other noninterest expenses.

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

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company is required to file with the Federal Reserve reports and other information regarding its business operations and the business operations of its subsidiaries. As a North Carolina chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the North Carolina Commissioner of Banks (“NC Commissioner”), and by the FDIC, as its primary federal regulator.

Index
North American Financial Holdings, Inc. Investment

On January 28, 2011, the Company completed the issuance and sale to NAFH of 71,000,000 shares of common stock for $181,050,000 in cash. As a result of the NAFH Investment and the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. The Company’s shareholders approved the issuance of such shares to NAFH, and an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 300,000,000 shares from 50,000,000 shares, at a special meeting of shareholders held on December 16, 2010. In connection with the NAFH Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the NAFH Investment, pursuant to an agreement among NAFH, the Treasury, and the Company, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the Treasury in connection with the TARP were repurchased. Following the TARP repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed by the terms of the Series A Preferred Stock, or certain regulatory provisions of the EESA and the ARRA that are imposed on TARP recipients.

Pursuant to the Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4,113,571 upon completion of the Rights Offering on March 11, 2011.

Upon closing of the Investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

On April 27, 2011, NAFH received the required regulatory approval to merge Capital Bank into NAFH National Bank, a banking subsidiary owned by NAFH and its affiliate, TIB Financial Corp. In the merger, which the Company expects to complete in June 2011, the Company expects to receive shares of NAFH National Bank in exchange for its shares of Capital Bank at an exchange ratio based on the relative tangible book values of Capital Bank and NAFH National Bank.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

The Company has identified the following accounting policies as being critical in terms of significant judgments and the extent to which estimates are used: allowance for loan losses, other-than-temporary impairment on investment securities, valuation allowance on deferred income tax assets, and impairment of goodwill and long-lived assets. These policies are important in understanding management’s discussion and analysis. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Summary

The following is a brief summary of the Company’s financial results for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor):

•	NAFH completed its controlling investment of approximately $181 million in the Company on January 28, 2011;

•
In connection with the NAFH Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were repurchased in full;

Index
•	The Company raised an additional $4.1 million of common equity through completion of a rights offering to shareholders of record as of January 27, 2011;

•
As a result of the NAFH Investment, the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio increased to 9.99%, 13.18% and 13.57%, respectively, as of March 31, 2011;

•
Net loss to common shareholders for the period of January 29 to March 31, 2011 (Successor) totaled ($574) thousand, or ($0.01) per share, and after dividends and accretion on preferred stock of $861 thousand, net loss to common shareholders for the period of January 1 to January 28, 2011 (Predecessor) totaled ($265) thousand, or ($0.02) per share; and

•
Net interest margin increased to 4.15% in the period of January 29 to March 31, 2011 (Successor) from 3.09% in the period of January 1 to January 28, 2011 (Predecessor) and 3.22% in the three months ended March 31, 2010 (Predecessor).

Results of Operations

Financial results for the first quarter of 2011 were significantly impacted by the controlling investment in the Company by NAFH. The Company has used push-down accounting, and as such, has applied the acquisition method of accounting to the NAFH Investment. Accordingly, the Company’s assets and liabilities were adjusted to estimated preliminary fair value at the acquisition date, and the allowance for loan losses was eliminated at that date. Further, the Company’s operating results in periods subsequent to the acquisition date have been and will continue to be impacted by these fair value adjustments as the underlying assets and liabilities are converted in the normal course of business. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ significantly from the preliminary estimates recorded to date.

Net loss to common shareholders for the period of January 29 to March 31, 2011 (Successor) totaled ($574) thousand, or ($0.01) per share, and after dividends and accretion on preferred stock of $861 thousand, net loss to common shareholders for the period of January 1 to January 28, 2011 totaled ($265) thousand, or ($0.02) per share. For the three months ended March 31, 2010 (Predecessor), net loss to common shareholders, after dividends and accretion on preferred stock of $589 thousand, totaled ($5.9) million or ($0.49) per share.

Net Interest Income

Net interest income for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the three months ended March 31, 2010 (Predecessor) totaled $10.0 million, $4.0 million and $12.6 million, respectively. Average earning assets decreased from $1.64 billion in the three months ended March 31, 2010 (Predecessor) to $1.54 billion in the period of January 1 to 28, 2011 (Predecessor) to $1.52 billion in the period of January 29 to March 31, 2011 (Successor), while net interest margin was 3.22%, 3.09% and 4.15%, respectively. On a fully tax equivalent basis, net interest spread was 4.03%, 2.92% and 2.98% for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the three months ended March 31, 2010 (Predecessor), respectively. Among other things, fair value adjustments, principal paydowns and charge-offs on the loan portfolio contributed to the reduction in earning assets over these periods.

Net interest margin for the period of January 1 to January 28, 2011 (Predecessor) was negatively affected by a decline in asset yields, partially offset by a decline in funding costs. Yields on earning assets fell from 5.08% for the three months ended March 31, 2010 (Predecessor) to 4.61% for the period of January 1 to January 28, 2011 (Predecessor), and rates on total interest-bearing liabilities fell from 2.10% for the three months ended March 31, 2010 (Predecessor) to 1.69% for the period of January 1 to January 28, 2011 (Predecessor). The significant decline in funding costs over this period was primarily due to disciplined pricing controls and a declining interest rate environment. Net interest margin for the period of January 29 to March 31, 2011 (Successor) was primarily affected by fair value adjustments to earning assets and liabilities at acquisition. Yields and rates in the successor period reflect prevailing market yields and rates on the acquisition date in addition to subsequent activity.

The following table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates, reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Tax Equivalent Basis 1

	Successor Company			Predecessor Company
	Period of Jan. 29 to Mar. 31, 2011			Period of Jan. 1 to Jan. 28, 2011			Three Months Ended Mar. 31, 2010
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,139,698	$11,155	6.06%	$1,253,296	$5,530	5.20%	$1,393,169	$17,562	5.11%
Investment securities 3	242,840	1,254	3.10	225,971	504	2.68	225,819	2,956	5.24
Interest-bearing deposits	138,309	47	0.21	63,350	11	0.20	20,226	10	0.20
Total interest-earning assets	1,520,847	$12,456	5.07%	1,542,617	$6,045	4.61%	1,639,214	$20,528	5.08%
Cash and due from banks	16,373			16,112			19,450
Other assets	156,724			70,195			102,321
Allowance for loan losses	(54)			(36,174)			(28,045)
Total assets	$1,693,890			$1,592,750			$1,732,940

Liabilities and Equity
NOW and money market accounts	$344,189	$418	0.75%	$334,668	$211	0.74%	$342,048	$886	1.05%
Savings accounts	31,521	6	0.12	30,862	3	0.11	28,992	10	0.14
Time deposits	851,424	1,350	0.98	870,146	1,337	1.81	871,507	5,255	2.45
Total interest-bearing deposits	1,227,134	1,774	0.89	1,235,676	1,551	1.48	1,242,547	6,151	2.01
Borrowed funds	98,599	254	1.59	120,032	343	3.36	170,956	1,145	2.72
Subordinated debt	19,313	232	7.43	34,323	102	3.50	31,232	218	2.83
Repurchase agreements	–	–	–	–	–	–	4,667	2	0.17
Total interest-bearing liabilities	1,345,046	$2,260	1.04%	1,390,031	$1,996	1.69%	1,449,402	$7,516	2.10%
Noninterest-bearing deposits	113,607			114,660			131,973
Other liabilities	8,814			9,635			10,658
Total liabilities	1,467,467			1,514,326			1,592,033
Shareholders’ equity	226,423			78,424			140,907
Total liabilities and shareholders’ equity	$1,693,890			$1,592,750			$1,732,940

Net interest spread 4			4.03%			2.92%			2.98%
Tax equivalent adjustment		$175			$90			$462
Net interest income and net interest margin 5		$10,196	4.15%		$4,049	3.09%		$13,012	3.22%

1	The tax equivalent basis is computed using a federal tax rate of 34%.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities represents the average amortized cost of the securities portfolio.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

Provision for loan losses for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the quarter ended March 31, 2010 (Predecessor) totaled $167 thousand, $40 thousand and $11.7 million, respectively. The loan loss provision in the successor period reflects estimated losses inherent in loans originated subsequent to the NAFH Investment date. Acquired loans were marked to fair value, and no provision was recorded on those loans during the successor period. As of January 28, 2011, the total fair value discount recorded exceeded 8% of outstanding loan balances at acquisition.

Index
There were no net charge-offs recorded in the period of January 29 to March 31, 2011 (Successor). Net charge-offs totaled $40 thousand, or 0.01% of average loans, in the period of January 1 to January 28, 2011 (Predecessor) and $8.7 million, or 2.48% of average loans, in the quarter ended March 31, 2010 (Predecessor).

Loans acquired in the NAFH Investment where there was evidence of credit deterioration since origination and where it is probable that the Company will not collect all contractually required principal and interest payments are accounted for as purchased credit-impaired (“PCI”) loans. For these loans, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The Company identified approximately 93% of its acquisition-date loan portfolio as PCI.

Noninterest Income

Noninterest income for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the three months ended March 31, 2010 (Predecessor) totaled $1.3 million, $832 thousand and $2.5 million, respectively. The following table presents the detail of noninterest income for each respective period:

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Service charges and other fees	$548	$291	$868
Bank card services	300	174	415
Mortgage origination and other loan fees	263	210	327
Brokerage fees	96	78	187
Bank-owned life insurance	20	10	239
Net gain on sale of investment securities	–	–	263
Other	25	69	232
Total noninterest income	$1,252	$832	$2,531

Noninterest income in the first quarter of 2010 (Predecessor) benefited from $263 thousand of gains recorded on the sale of investment securities, while no such gains were recorded in either the successor or predecessor period in the first quarter of 2011. Additionally, income from bank-owned life insurance (“BOLI”) in the first quarter of 2010 (Predecessor) was elevated due to a higher balance and number of BOLI contracts owned during that period. The Company surrendered certain BOLI contracts on former employees and directors late in 2010. Other noninterest income for the successor period of January 29 to March 31, 2011 was negatively impacted by a $63 thousand loss recorded from a decline in stock price of an equity security that the Company marks to market through noninterest income, while the Company recorded a gain of $65 thousand from appreciation in value of this security in the first quarter of 2010 (Predecessor). Mortgage origination and other loan fees in the predecessor period of January 1 to January 28, 2011 benefited from strong demand and favorable interest rates for residential mortgage refinancing late in 2010.

Noninterest Expense

Noninterest expense for the period of January 29 to March 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the quarter ended March 31, 2010 (Predecessor) totaled $12.2 million, $4.2 million and $12.6 million, respectively. The following table presents the detail of noninterest expense for each respective period:

Index
	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Salaries and employee benefits	$3,957	$1,977	$5,400
Occupancy	1,140	548	1,502
Furniture and equipment	544	275	745
Data processing and telecommunications	276	180	517
Advertising and public relations	181	131	430
Office expenses	229	93	332
Professional fees	335	190	475
Business development and travel	246	87	267
Amortization of other intangible assets	191	62	235
ORE losses and miscellaneous loan costs	523	176	1,317
Directors’ fees	40	68	298
FDIC deposit insurance	563	266	665
Contract termination fees	3,581	–	–
Other	423	102	407
Total noninterest expense	$12,229	$4,155	$12,590

Expenses in the successor period were significantly impacted by a nonrecurring $3.6 million charge for contract termination fees related to the conversion and integration of the Company’s operations into a common technology platform utilized by all NAFH-owned banks. This system conversion is intended to create operating efficiencies and better position the Company for future growth.

Additionally, salaries and benefits expense increased in the successor period from the accelerated vesting of stock options and restricted shares at closing of the NAFH Investment. Salaries expense also increased in the successor period and period of January 1 to January 28, 2011 (Predecessor) from declining deferred loan costs due to lower loan origination volume. Occupancy expense was increased in the successor period and period of January 1 to January 28, 2011 (Predecessor) from the relocation of two previously existing branch offices into larger facilities that were opened early in the first quarter of 2011. Other real estate losses and miscellaneous loan costs in the successor period were decreased somewhat by an adjustment to reduce the value of certain bank-owned properties at the NAFH Investment date. Directors’ fees were reduced significantly in the successor period as the Company’s board of directors was reconstituted post-acquisition and the Capital Bank Corporation Deferred Compensation Plan for Outside Directors was terminated. FDIC deposit insurance expense increased in the successor period and period of January 1 to January 28, 2011 (Predecessor) as Capital Bank’s assessment rate was raised in 2010.

Income Taxes

The income tax benefit recorded in the period of January 29 to March 31, 2011 (Successor) totaled $549 thousand and represented a 48.89% effective tax rate based on the Company’s pre-tax loss. The effective tax rate is higher than the Company’s blended federal and state statutory rates due primarily to the impact of nontaxable income from BOLI earnings and municipal bond interest. No income tax expense was recorded in the period of January 1 to January 28, 2011 (Predecessor) as prior net operating losses with a full valuation allowance were carried forward and used to offset income in the predecessor period.

Analysis of Financial Condition

Overview

The Company’s financial condition is measured by its asset and liability composition as well as asset quality. The Company’s financial condition was significantly impacted by the controlling investment in the Company by NAFH on January 28, 2011. Immediately following the NAFH Investment, NAFH owned approximately 85% of the Company’s outstanding common stock and as a result of the Rights Offering, now owns approximately 83% of the Company’s outstanding common stock. Because of the NAFH Investment, the Company’s assets and liabilities were adjusted to estimated preliminary fair value at the acquisition date, and the allowance for loan losses was eliminated at that date. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ significantly from the preliminary estimates recorded to date.

Index
Total assets were $1.70 billion and $1.59 billion as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. Earning assets, which represented 89.8% and 97.0% of total assets as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively, decreased from $1.54 billion as of December 31, 2010 (Predecessor) to $1.53 billion as of March 31, 2011 (Successor). Loans totaled $1.25 billion and $1.13 billion as of December 31, 2010 (Predecessor) and March 31, 2011 (Successor), respectively. The declining loan balances primarily reflect the $104.4 million fair value discount recorded by the Company at the NAFH Investment date. The remaining decline is from net principal paydowns on the loan portfolio during the first quarter of 2011. Allowance for loan losses was $167 thousand as of March 31, 2011 (Successor) compared to $36.1 million as of December 31, 2010 (Predecessor). This decrease was due to elimination of the predecessor allowance for loan losses in acquisition accounting. The allowance for loan losses as of March 31, 2011 was related entirely to new loans originated in the successor period.

Investment securities totaled $304.9 million and $223.3 million as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. This increase was primarily due to the Company’s purchase of mortgage-backed securities issued by GSEs with increased liquidity from the NAFH Investment. These mortgage bonds carry minimal credit risk and have a weighted average duration of less than four years.

Goodwill and other intangible assets totaled $35.8 million as of March 31, 2011 (Successor) and were recorded through acquisition accounting. Other intangible assets identified were the core deposit intangible and the trade name intangible. The net deferred tax asset was $54.5 million as of March 31, 2011 (Successor) and represents the tax impact of fair value adjustments in acquisition accounting as well as predecessor company net operating losses that are available to be carried forward and used to offset future taxable income.

Total deposits were $1.35 billion and $1.34 billion as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. The largest increase by type of deposit over this period was in money market accounts, which grew by $9.1 million. Time deposits represented 63.9% of total deposits at March 31, 2011 (Successor) compared to 65.0% at December 31, 2010 (Predecessor). The Company recorded a $13.2 million fair value premium on time deposits at the NAFH Investment date. Borrowings totaled $93.5 million and $121.0 million as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor). During this period, $20.0 million of short term borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) were paid off while $15.0 of fixed rate FHLB advances matured. The Company recorded a $7.8 million fair value premium on borrowed funds at the NAFH Investment date. Subordinated debt was $19.4 million and $34.3 million as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. This decrease was almost entirely due to the $14.9 million fair value discount recorded on subordinated debt in acquisition accounting.

Total shareholders’ equity was $228.8 million as of March 31, 2011 (Successor) and was a significant increase from the balance as of December 31, 2010 due to the NAFH Investment on January 28, 2011. Common stock, no par value, totaled $228.0 million as of March 31, 2011 (Successor). This amount represents the fair value of net assets acquired of $224.1 million at the NAFH Investment date, which includes the non-controlling interest at fair value, in addition to net proceeds of $3.8 million from the issuance of 1,613,165 shares of the Company’s common stock upon completion of the Rights Offering on March 11, 2011. Other smaller changes in the common stock account primarily relate to stock option expense recognized in the successor period. The accumulated deficit was $574 thousand as of March 31, 2011 (Successor), which represents the Company’s net loss in the successor period. Accumulated other comprehensive income was $1.4 million as of March 31, 2011 (Successor) and reflects the change in value of the Company’s available-for-sale securities portfolio, net of tax, in the successor period.

Loans

The Company’s loan portfolio is comprised primarily of loans to small- and mid-sized businesses as well as individuals primarily located in the central and western regions of North Carolina. The Bank originates a variety of loans, including loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans and home equity lines of credit. A significant portion of the loan portfolio is secured by or related to real estate. The economic trends of the areas in North Carolina served by the Company are influenced by the significant businesses and industries within these regions. The ultimate collectability of the Company’s loan portfolio is highly susceptible to changes in the market conditions of these geographic regions.

Index
The composition of the loan portfolio as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor) was as follows:

	Successor Company	Predecessor Company
	Mar. 31, 2011	Dec. 31, 2010
(Dollars in thousands)

Commercial real estate:
Residential land and development	$77,983	$102,797
Residential construction	65,948	77,120
Commercial land and development	90,571	121,415
Commercial construction	40,039	49,255
Multifamily	38,838	39,831
Real estate – non-residential, non-owner occupied	236,167	244,112
Real estate – non-residential, owner occupied	163,934	170,470
Total commercial real estate	713,480	805,000
Consumer real estate:
Residential mortgage – first lien	160,868	160,866
Residential mortgage – junior lien	11,706	12,911
Home equity lines	79,253	89,178
Total consumer real estate	251,827	262,955
Commercial and industrial	118,510	145,435
Consumer	6,416	6,163
Other loans	33,759	33,742
	1,123,992	1,253,295
Deferred loan fees and origination costs, net	1,268	1,184
	$1,125,260	$1,254,479

Loans acquired in the NAFH Investment where there was evidence of credit deterioration since origination and where it is probable that the Company will not collect all contractually required principal and interest payments are accounted for as purchased credit-impaired (“PCI”) loans. For these loans, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The Company has identified approximately 93% of its acquisition-date loan portfolio as PCI.

Nonperforming Assets and Impaired Loans

Non-PCI loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms. There were no non-PCI loans in nonaccrual status as of March 31, 2011 (Successor).

The table below presents an analysis of nonperforming assets as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor). PCI loans that are greater than 90 days past due are considered to be nonperforming loans but are not on nonaccrual status since income recognized on these loans relates to the accretable yield and not performance against contractual terms.

Index
	Successor Company	Predecessor Company
	Mar. 31, 2011	Dec. 31, 2010
(Dollars in thousands)

Nonperforming loans:
Total nonaccrual loans	$–	$71,944
PCI loans greater than 90 days past due	74,421	–
Total nonperforming loans	74,421	71,944
Other real estate:
Construction, land development, and other land	8,132	10,797
1-4 family residential properties	4,838	4,529
1-4 family residential properties sold with 100% financing	–	1,004
Commercial properties	665	1,086
Closed branch offices	900	918
Total other real estate	14,535	18,334
Total nonperforming assets	$88,956	$90,278

Accruing restructured loans	$–	$4,463

Asset quality ratios:
Nonperforming loans to total loans	6.61%	5.73%
Nonperforming assets to total assets	5.22	5.69
Allowance for loan losses to nonperforming loans, predecessor	N/A	50.12

Other real estate, which includes foreclosed assets and other real property held for sale, totaled $14.5 million as of March 31, 2011 (Successor) compared to $18.3 million as of December 31, 2010 (Predecessor). The Company is actively marketing all of its foreclosed properties. Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties are carried at the lower of carrying value or updated fair value. The Company obtains updated appraisals and/or internal evaluations for all other real estate.

In the predecessor period, impaired loans primarily consisted of nonaccrual loans and accruing troubled debt restructurings but also included other loans identified by management as being impaired. Impaired loans totaled $0 and $76.5 million as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. The elevated level of impaired loans as of December 31, 2010 (Predecessor) was primarily due to weakness experienced in the local economy and real estate markets from the recent economic recession.

The following table summarizes the Company’s impaired loans as of March 31, 2011 (Successor) and December 31, 2010 (Predecessor):

	Successor Company	Predecessor Company
	Mar. 31, 2011	Dec. 31, 2010
(Dollars in thousands)

Impaired loans:
Impaired loans with related allowance for loan losses	$–	$2,378
Impaired loans for which the full loss has been charged off	–	74,141
Total impaired loans	–	76,519
Allowance for loan losses related to impaired loans	–	(529)
Net carrying value of impaired loans	$–	$75,990

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

Index
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

The allowance is established through a provision for loan losses charged to expense. Non-PCI loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The following is a summary of activity in the allowance for loan losses for the period from January 29, 2011 to March 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the three months ended March 31, 2010 (Predecessor):

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Three Months Ended Mar. 31, 2010
(Dollars in thousands)

Balance at beginning of year, predecessor	$–	$36,061	$26,081
Loans charged off	–	(49)	(8,758)
Recoveries of loans previously charged off	–	9	103
Net charge-offs	–	(40)	(8,655)
Provision for loan losses	167	40	11,734
Balance at the end of period, predecessor	$–	$36,061	$29,160
Acquisition accounting adjustment	–	(36,061)	–
Balance at end of period, successor	$167	$–	$–

Loans Individually Evaluated for Impairment

A non-PCI loan is considered individually impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. Management evaluates non-PCI loans that are classified as doubtful, substandard or special mention to determine whether they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

There were no non-PCI loans that were identified as impaired as of March 31, 2011 (Successor). As of December 31, 2010 (Predecessor), the recorded investment in impaired loans for which the full loss was charged-off totaled $74.1 million, and the aggregate unpaid principal balances of these loans totaled $92.1 million. The difference between the recorded investment and unpaid principal balance represents cumulative charge-offs over the life of these impaired loans. As of December 31, 2010 (Predecessor), the recorded investment in impaired loans with a related allowance totaled $2.4 million with related reserves of $529 thousand. The Company currently charges down all individually impaired loans to estimated fair value except for the small group of individually impaired loans on borrower relationships less than $500 thousand that are aggregated for impairment measurement purposes. Given the Company’s concentration in real estate lending, the vast majority of individually impaired loans are collateral dependent and are therefore valued based on underlying collateral values. In the case of unsecured loans that become impaired, unpaid principal balances are fully charged off.

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

Index
For most individually impaired loans, the fair value of underlying collateral is estimated based on a current independent appraised value, adjusted for estimated costs to sell. These are considered Level 2 fair value estimates. For certain impaired loans where appraisals are aged or where market conditions have significantly changed since the appraisal date, a further reduction is made to appraised value to arrive at the fair value of collateral. These are considered Level 3 fair value estimates. In other situations, management will use broker price opinions, internal valuations or other valuation sources. These are also considered Level 3 fair value estimates. Estimated fair value on impaired loans totaled $76.0 million as of December 31, 2010 (Predecessor). Of this amount, $61.0 million of impaired loans were valued based on current independent appraisals, and $15.0 million of impaired loans were valued based on a combination of adjusted appraised values, internal valuations, and other valuation sources or methods. Internal valuations are used primarily for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. For any impaired loan where a reserve has previously been established, or where a partial charge-off has been recorded, an updated appraisal that reflects a further decline in value will result in an additional reserve or partial charge-off during the current period.

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

As of March 31, 2011 (Successor) and December 31, 2010 (Predecessor), the Company used two years of default and charge-off history for purposes of calculating reserves on loans evaluated collectively. Nonperforming loans and net charge-offs have significantly increased over the past two years, particularly in the commercial real estate portfolio, and such increases have directly impacted loss rates and the resulting allowance for loan losses for each loan pool.

Index
Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial position and results of operation. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2011 (Successor) are presented in the following table:

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$165,807	13.57%	$97,740	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	160,998	13.18	48,870	4.00	N/A	N/A
Tier I capital (to average assets)	160,998	9.99	64,467	4.00	N/A	N/A

Capital Bank:
Total capital (to risk-weighted assets)	$146,042	11.97%	$97,637	8.00%	122,046	10.00%
Tier I capital (to risk-weighted assets)	141,442	11.59	48,818	4.00	73,228	6.00%
Tier I capital (to average assets)	141,442	8.81	64,240	4.00	80,300	5.00%

Total shareholders’ equity was $228.8 million as of March 31, 2011 (Successor) and was a significant increase from the balance as of December 31, 2010 due to the NAFH Investment on January 28, 2011. Common stock, no par value, totaled $228.0 million as of March 31, 2011 (Successor). This amount represents the fair value of net assets acquired of $224.1 million at the NAFH Investment date, which includes the non-controlling interest at fair value, in addition to net proceeds of $3.8 million from the issuance of 1,613,165 shares of the Company’s common stock upon completion of the Rights Offering on March 11, 2011. Other smaller changes in the common stock account primarily relate to stock option expense recognized in the successor period. The accumulated deficit was $574 thousand as of March 31, 2011 (Successor), which represents the Company’s net loss in the successor period. Accumulated other comprehensive income was $1.4 million as of March 31, 2011 (Successor) and reflects the change in value of the Company’s available-for-sale securities portfolio, net of tax, in the successor period.

The Company’s tangible equity to tangible assets ratio was 11.56% as of March 31, 2011 (Successor).

NAFH Investment

On January 28, 2011, the Company completed the issuance and sale of 71,000,000 shares of its common stock to NAFH  for approximately $181 million in cash. As a result of the NAFH Investment and the Rights Offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. In connection with the NAFH Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio.

Also in connection with the NAFH Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the TARP were repurchased. Following the TARP Repurchase, the Series A Preferred Stock and warrant are no longer outstanding, and accordingly, the Company is no longer subject to the restrictions imposed by the terms of the Series A Preferred Stock or certain regulatory provisions of the EESA and the ARRA that are imposed on TARP recipients.

Pursuant to the NAFH Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for net proceeds of $3.8 million, net of offering costs, upon completion of the Rights Offering on March 11, 2011.

Index
Informal Regulatory Agreement

On October 28, 2010, the Company entered into an informal Memorandum of Understanding (“MOU”) with the FDIC and the NC Commissioner. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. In accordance with the terms of the MOU, the Company has agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Company consults with the Federal Reserve Bank of Richmond prior to payment of any dividends or interest on debt.

Liquidity Management

Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis and projections of its liquidity needs, stress testing of its liquidity requirements, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit weekly reports to the Federal Reserve to ensure compliance with those requirements. As of March 31, 2011, the Company met all of its regulatory liquidity requirements.

The Company had $116.7 million in its most liquid assets, cash and cash equivalents, as of March 31, 2011 (Successor). The Company’s principal sources of funds are loan repayments, investment repayments, deposits, short-term borrowings, and capital. Core deposits (total deposits less certificates of deposits in the amount of $100 thousand or more), one of the most stable sources of liquidity, together with equity capital funded $1.26 billion, or 73.6%, of total assets as of March 31, 2011 (Successor) compared to $1.09 billion, or 68.9%, of total assets as of December 31, 2010 (Predecessor).

Additional sources of liquidity are available to the Company through the Federal Reserve Bank (“FRB”) and through membership in the FHLB system. As of March 31, 2011 (Successor), the Company had a maximum and available borrowing capacity of $91.7 million and $20.7 million, respectively, through the FHLB. These funds can be made available with various maturities and interest rate structures. Borrowings with the FHLB are collateralized by a blanket lien on certain qualifying assets. The Company also maintains a credit line at the FRB’s discount window that is used for short-term funding needs and as an additional source of available liquidity. As of March 31, 2011 (Successor), the Company had a maximum and available borrowing capacity of $77.0 million at the discount window. Available credit at the discount window is collateralized by eligible commercial construction and commercial and industrial loans. The Company also maintains off-balance sheet liquidity from other sources such as federal funds lines, repurchase agreement lines and through brokered deposit sources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2010 (Predecessor) to March 31, 2011 (Successor).

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

Index
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective in that the information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of the Company’s or its subsidiaries’ property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, liquidity, operating results or condition.

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

Legislative and regulatory actions taken now or in the future to address the recent liquidity and credit crisis in the financial industry may significantly affect our liquidity or financial condition.

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

Index
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

A significant portion of our loan portfolio is secured by real estate. As of March 31, 2011, approximately 86% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. As of March 31, 2011, these loans totaled $274.5 million, or 24% of our total loan portfolio. Approximately $65.9 million of this amount was for construction of residential properties and $40.0 million was for construction of commercial properties. Additionally, approximately $105.3 million was for acquisition and development loans for both residential and commercial properties. Land loans, which are loans made with raw land as security, totaled $63.3 million, or 6% of our portfolio, as of March 31, 2011.

Index
In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. As of March 31, 2011, $54.6 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies.

Our non-owner occupied commercial real estate loans may be dependent on factors outside the control of our borrowers.

We originate non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on a non-owner occupied commercial real estate loan, our holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of March 31, 2011, our non-owner occupied commercial real estate loans totaled $275.0 million, or 24% of our total loan portfolio.

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

As of March 31, 2011, our commercial business loans totaled $282.4 million, or 25% of our total loan portfolio. Of this amount, $163.9 million was secured by owner-occupied real estate and $118.5 million was secured by business assets.

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

Index
As of March 31, 2011, we had a total of 20 active residential and commercial acquisition, development and construction loans funded by an interest reserve with a total outstanding balance of $49.9 million, representing approximately 4% of our total outstanding loans. Total commitments on these loans equaled $53.6 million with total remaining interest reserves of $815 thousand, representing a weighted average term of approximately four months of remaining interest coverage.

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

A significant portion of our loans are renewed, or extended, upon maturity. As a prudent risk management strategy, in certain situations we prefer to fund loans with a relatively short maturity date, which provides us with the flexibility of reviewing the borrower’s financial condition and the appropriateness of loan terms on a more frequent basis. Upon renewal, loans are underwritten in the same manner and pursuant to the same approval process as a new loan origination. As of March 31, 2011, outstanding loans totaling $687.1 million had been renewed or had terms extended at a previous maturity date.

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

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate” or “ORE” property. At March 31, 2011, we had ORE with an aggregate book value of $14.5 million. Increased ORE balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with ORE, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in ORE. Any further decrease in real estate market prices may lead to additional ORE write-downs, with a corresponding expense in our statement of operations. We evaluate ORE properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with ORE and any further property write-downs could have a material adverse effect on our financial condition and results of operations.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Approximately 56% of our loans were variable rate loans as of March 31, 2011, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our earnings and financial condition.

The fair value of our investments could decline.

The majority of our investment portfolio as of March 31, 2011 has been designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. As of March 31, 2011, we maintained $296.6 million, or 97%, of our total investment securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

We are committed to expeditiously addressing and resolving all the issues raised in the MOU, and our Board of Directors and management have initiated actions to comply with its provisions, including the recent completion of the NAFH Investment. A material failure to comply with the terms of the MOU could subject us to additional regulatory actions, including a cease and desist order or other action, and further regulation, which may have a material adverse effect on our future business, results of operations and financial condition.

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

We are, and for the foreseeable future will be, dependent on the services of our senior management and directors. In connection with the NAFH Investment, R. Eugene Taylor, Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were appointed to our Board of Directors. Mr. Oscar A. Keller, III and Charles F. Atkins remained as members of our Board of Directors following the closing of the NAFH Investment and all other prior directors of the Company resigned effective January 28, 2011. In addition, we appointed several new executive officers in connection with the NAFH Investment: R. Eugene Taylor as President, Chief Executive Officer and Chairman of the Board, Christopher G. Marshall as Executive Vice President and Chief Financial Officer and R. Bruce Singletary as Executive Vice President and Chief Risk Officer. B. Grant Yarber remained with the Company as Market President for North Carolina and Michael R. Moore, David C. Morgan and Mark Redmond remained with the Company as Executive Vice Presidents. We may not be able to integrate our new management and directors into our business without encountering potential difficulties, including but not limited to the loss of key employees and customers; possible changes in strategic direction, business plan, operations, control procedures and policies; and transitional issues related to changing responsibilities of management.

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

We intend to continue to explore expanding our branch system through selective acquisitions of existing banks or bank branches, including through FDIC-assisted transactions. We are also exploring combinations with other banks or bank branches in which NAFH has an indirect majority interest, or other strategic transactions. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions or combinations, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, we evaluate potential acquisitions, combinations, and other transactions that would bolster our ability to cater to the small business, individual and residential lending markets in our target markets. In attempting to make such acquisitions, combinations, and other transactions we may compete with other financial institutions, many of which have greater financial and operational resources.

Index
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

Index
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

While our common stock is traded on the NASDAQ Global Select Market, our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Trading volume may remain low as a result of the NAFH Investment and NAFH’s acquisition of a majority stake in the Company. Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, our announcement of developments related to our business, operations and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Recently, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our shareholders may not be able to sell their shares at the volume, prices or times that they desire.

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

Our authorized capital includes 300,000,000 shares of common stock. As of May 10, 2011, we had 85,802,164 shares of common stock outstanding and had reserved for issuance 257,680 shares underlying options that are exercisable at an average price of $12.96 per share. In addition, as of May 10, 2011, we had the ability to issue 605,359 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Although we presently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans), we may do so in the future in order to meet our capital needs and regulatory requirements, and we will be able to do so without shareholder approval. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on our Current Report on Form 8-K filed on February 1, 2011, on January 28, 2011, during the three months ended March 31, 2011, we completed the issuance and sale to NAFH of 71,000,000 shares of Common Stock for aggregate consideration of $181,050,000. This issuance and sale was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Item 3.  Defaults upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Index
Item 6.  Exhibits

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 16th day of May 2011.

CAPITAL BANK CORPORATION

By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer

Index
Exhibit Index

Exhibit No.	Description

Exhibit 4.1	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

Exhibit 31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index