Form 10-Q
period 2011-06-30
CAPITAL BANK CORP
filed 2011-08-15
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 12, 2011 there were 85,802,164 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended June 30, 2011

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 (Successor) and December 31, 2010 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30 2011 (Successor) and 2010 (Predecessor) and the Period of January 29, 2011 to June 30, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor) and the Six Months Ended June 30, 2010 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Period of January 29, 2011 to June 30, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor) and the Six Months Ended June 30, 2010 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Period of January 29, 2011 to June 30, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor) and the Six Months Ended June 30, 2010 (Predecessor)	6
	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	(Removed and Reserved)	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor Company	Predecessor Company
(Dollars in thousands)	Jun. 30, 2011	Dec. 31, 2010

Assets
Cash and cash equivalents:
Cash and due from banks	$12,477	$13,646
Interest-bearing deposits with banks	–	53,099
Total cash and cash equivalents	12,477	66,745
Investment securities:
Investment securities – available for sale, at fair value	–	214,991
Other investments	–	8,301
Total investment securities	–	223,292
Mortgage loans held for sale	–	6,993
Loans:
Loans – net of unearned income and deferred fees	–	1,254,479
Allowance for loan losses	–	(36,061)
Net loans	–	1,218,418
Investment in and advance to Capital Bank, NA	234,671	–
Other real estate	–	18,334
Premises and equipment, net	–	25,034
Other intangible assets, net	–	1,774
Other assets	428	24,957
Total assets	$247,576	$1,585,547

Liabilities
Deposits:
Demand deposits	$–	$116,113
NOW accounts	–	185,782
Money market accounts	–	137,422
Savings deposits	–	30,639
Time deposits	–	873,330
Total deposits	–	1,343,286
Borrowings	–	121,000
Subordinated debentures	18,561	34,323
Other liabilities	638	10,250
Total liabilities	19,199	1,508,859

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279) at December 31, 2010	–	40,418
Common stock, no par value; 300,000,000 shares authorized; 85,802,164 and 12,877,846 shares issued and outstanding	227,684	145,594
Retained earnings (accumulated deficit)	693	(108,027)
Accumulated other comprehensive loss	–	(1,297)
Total shareholders’ equity	228,377	76,688
Total liabilities and shareholders’ equity	$247,576	$1,585,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Interest income:
Loans and loan fees	$14,915	$17,312	$25,971	$5,479	$34,723
Investment securities:
Taxable interest income	2,216	1,971	3,206	391	3,997
Tax-exempt interest income	239	483	398	74	1,084
Dividends	30	18	59	–	36
Federal funds and other interest income	40	10	87	11	20
Total interest income	17,440	19,794	29,721	5,955	39,860
Interest expense:
Deposits	2,786	5,604	4,560	1,551	11,755
Borrowings and subordinated debentures	765	1,446	1,251	445	2,811
Total interest expense	3,551	7,050	5,811	1,996	14,566
Net interest income	13,889	12,744	23,910	3,959	25,294
Provision for loan losses	1,485	20,037	1,652	40	31,771
Net interest income (loss) after provision for loan losses	12,404	(7,293)	22,258	3,919	(6,477)
Noninterest income:
Service charges and other fees	807	854	1,355	291	1,722
Bank card services	547	543	847	174	958
Mortgage origination and other loan fees	255	339	518	210	666
Brokerage fees	212	285	308	78	472
Bank-owned life insurance	114	255	134	10	494
Net gain on sale of investment securities	–	63	–	–	326
Other	130	175	155	69	407
Total noninterest income	2,065	2,514	3,317	832	5,045
Noninterest expense:
Salaries and employee benefits	5,568	5,319	9,525	1,977	10,719
Occupancy	1,786	1,456	2,926	548	2,958
Furniture and equipment	857	700	1,401	275	1,445
Data processing and telecommunications	635	525	911	180	1,042
Advertising and public relations	144	599	325	131	1,029
Office expenses	269	288	498	93	620
Professional fees	208	684	543	190	1,159
Business development and travel	304	307	550	87	574
Amortization of other intangible assets	287	235	478	62	470
ORE losses and miscellaneous loan costs	1,085	708	1,608	176	2,025
Directors’ fees	53	294	93	68	592
FDIC deposit insurance	513	651	1,076	266	1,316
Contract termination fees	374	–	3,955	–	–
Other	670	614	1,093	102	1,021
Total noninterest expense	12,753	12,380	24,982	4,155	24,970
Net income (loss) before taxes	1,716	(17,159)	593	596	(26,402)
Income tax expense (benefit)	449	(3,576)	(100)	–	(7,485)
Net income (loss)	1,267	(13,583)	693	596	(18,917)
Dividends and accretion on preferred stock	–	589	–	861	1,178
Net (income) loss attributable to common shareholders	$1,267	$(14,172)	$693	$(265)	$(20,095)

Net income (loss) per common share – basic	$0.01	$(1.09)	$0.01	$(0.02)	$(1.60)
Net income (loss) per common share – diluted	$0.01	$(1.09)	$0.01	$(0.02)	$(1.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Other Comprehensive	Retained
Successor Company	Shares	Amount	Shares	Amount	Income	Earnings	Total
(Dollars in thousands)

Balance at January 28, 2011	–	$–	83,877,846	$224,085	$–	$–	$224,085
Comprehensive income:
Net income						693	693
Net unrealized gain on securities, net of tax of $2,820					4,495		4,495
Total comprehensive income							5,188
Issuance of common stock, net of offering costs of $300			1,613,165	3,814			3,814
Stock option expense				72			72
Restricted stock			(1,751)	(7)			(7)
Directors’ deferred compensation			312,904	–			–
Merger of Old Capital Bank into Capital Bank, NA				(280)	(4,495)		(4,775)
Balance at June 30, 2011	–	$–	85,802,164	$227,684	$–	$693	$228,377

	Preferred Stock		Common Stock		Other Comprehensive	Accumulated
Predecessor Company	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Total
(Dollars in thousands)

Balance at January 1, 2010	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785
Comprehensive loss:
Net loss						(18,917)	(18,917)
Net unrealized loss on securities, net of tax of $157					251		251
Amortization of prior service cost on SERP					4		4
Total comprehensive loss							(18,662)
Accretion of preferred stock discount		146				(146)	–
Issuance of common stock			1,468,770	5,065			5,065
Restricted stock forfeiture			(400)	(2)			(2)
Stock option expense				24			24
Directors’ deferred compensation			64,467	301			301
Dividends on preferred stock						(1,032)	(1,032)
Balance at June 30, 2010	41,279	$40,273	12,880,954	$145,136	$4,210	$(50,129)	$125,479

Balance at January 1, 2011	41,279	$40,418	12,877,846	$145,594	$(1,297)	$(108,027)	$76,688
Comprehensive income:
Net income						596	596
Net unrealized loss on securities, net of tax benefit of $204					(324)		(324)
Amortization of prior service cost on SERP					1		1
Total comprehensive income							273
Accretion of preferred stock discount		24				(24)	–
Stock option expense				5			5
Directors’ deferred compensation				35			35
Dividends on preferred stock						(172)	(172)
Balance at January 28, 2011	41,279	$40,442	12,877,846	$145,634	$(1,620)	$(107,627)	$76,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Cash flows from operating activities:
Net income (loss)	$693	$596	$(18,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of purchased credit-impaired loans	(24,968)	–	–
Amortization/accretion of fair value premium/discount on acquired time deposits, borrowings and subordinated debentures, net	(3,529)	–	–
Provision for loan losses	1,652	40	31,771
Amortization of other intangible assets	478	62	470
Depreciation	1,348	203	1,271
Stock-based compensation	140	42	386
Gain on sale of securities, net	–	–	(326)
Amortization of premium on securities, net	695	171	49
Loss (gain) on disposal of premises, equipment and ORE	16	(9)	334
ORE valuation adjustments	74	–	646
Bank-owned life insurance income	(134)	(10)	(518)
Deferred income tax benefit	–	–	(6,763)
Net change in:
Mortgage loans held for sale	1,907	4,424	(1,893)
Accrued interest receivable and other assets	(4,897)	(1,309)	815
Accrued interest payable and other liabilities	2,899	(3,939)	(776)
Net cash provided by (used in) operating activities	(23,626)	271	6,549

Cash flows from investing activities:
Principal repayments on loans, net of loans originated or acquired	13,305	14,547	4,057
Purchases of premises and equipment	(399)	(416)	(1,655)
Proceeds from sales of premises, equipment and ORE	4,332	201	6,730
Sales (purchases) of FHLB stock	1,259	–	(2,025)
Purchases of securities – available for sale	(138,855)	(6,840)	(57,013)
Proceeds from sales of securities – available for sale	–	–	34,702
Proceeds from principal repayments/calls/maturities of securities – available for sale	25,761	3,936	41,179
Proceeds from principal repayments/calls/maturities of securities – held to maturity	–	–	593
Net cash paid in Capital Bank merger	(42,880)	–	–
Investment in Capital Bank, NA	(6,063)	–	–
Net cash provided by (used in) investing activities	(143,540)	11,428	26,568

Cash flows from financing activities:
Increase (decrease) in deposits, net	(2,426)	(4,960)	(7,188)
Decrease in repurchase agreements, net	–	–	(6,543)
Proceeds from borrowings	–	–	151,000
Principal repayments of borrowings	(30,000)	(5,000)	(165,000)
Proceeds from issuance of subordinated debentures	–	–	3,393
Repurchase of preferred stock	–	(41,279)	–
Proceeds from North American Financial Holdings, Inc. Investment	–	181,050
Proceeds from issuance of common stock, net of offering costs	3,814	–	5,065
Dividends paid	–	–	(1,940)
Net cash provided by (used in) financing activities	(28,612)	129,811	(21,213)
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Net change in cash and cash equivalents	$(195,778)	$141,510	$11,904
Cash and cash equivalents at beginning of period	208,255	66,745	29,513
Cash and cash equivalents at end of period	$12,477	$208,255	$41,417

Supplemental Disclosure of Cash Flow Information

Noncash investing activities:
Transfers of loans and premises to ORE	$7,573	$248	$13,054
Transfers of ORE to loans	857	146	–
Capital leases recorded in premises and other liabilities	6,618	–	–

Cash paid for:
Income taxes	$130	$–	$–
Interest	9,989	1,531	14,516

Supplemental cash flow information related to the NAFH Investment is disclosed in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Organization and Nature of Operations

Capital Bank Corporation (the “Company”) is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Capital Bank (“Old Capital Bank”), a state-chartered banking corporation that was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Company also has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”).

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to North American Financial Holdings, Inc. (“NAFH”) for $181.1 million in cash (the “NAFH Investment”). As a result of the NAFH Investment and the Company’s rights offering on March 11, 2011 (the “Rights Offering”), NAFH currently owns approximately 83% of the Company’s common stock. Upon closing of the NAFH Investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

On June 30, 2011, Old Capital Bank merged (the “Bank Merger”) with and into NAFH National Bank (“NAFH Bank”), a national banking association and subsidiary of TIB Financial Corp (“TIB Financial”) and NAFH, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA”). NAFH is the owner of approximately 94% of TIB Financial’s common stock. As a result of the Bank Merger, the Company now owns approximately 38% of Capital Bank, NA, with NAFH having a direct ownership of 29% and TIB Financial owning the remaining 33%.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. Accounts of the Old Bank were consolidated with the Company until the Bank Merger on June 30, 2011 (and information presented herein “as of” June 30, 2011 gives effect to the completion of the Bank Merger). In connection with the Bank Merger, the Company accounts for its investment in Capital Bank, NA under the equity method. The Trusts have not been consolidated with the financial statements of the Company. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. The Company has considered the impact on these condensed consolidated financial statements of subsequent events. Certain amounts reported in prior periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on total assets, net income or shareholders’ equity as previously reported. The results of operations for the period of January 29 to June 30, 2011 (Successor Company) and the period of January 1 to January 28, 2011 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of the accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Due to the NAFH Investment, the Company has added an accounting policy related to purchased credit-impaired loans, and due to the Bank Merger, the Company has added an accounting policy related to its equity method investment in Capital Bank, NA. These new accounting policies are described as follows:

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

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. The accounting pools of acquired loans are defined as of the date of acquisition of a portfolio of loans and are comprised of groups of loans with similar collateral types and risk.

Equity Method Investment

Noncontrolling investments that give the Company the ability to influence the operating or financial decisions of the investee are accounted for as equity method investments. An investment (direct or indirect) of 20 percent or more of the voting stock of an investee generally indicates that the ability to exercise significant influence over an investee. The carrying amount of an equity method investment is adjusted based on the Company’s share of the earnings or losses of the investee after the date of investment and those recognized earnings or losses are reported as a component of noninterest income. In addition, the Company’s proportionate share of the investee’s equity adjustments for other comprehensive income are recorded as increases or decreases to the investment account with corresponding adjustments in equity.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, to amend FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this update are to be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend ASC Topic 820, Fair Value Measurement. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to amend ASC Topic 320, Receivables. The amendments in this update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This update also indicates that companies should disclose the information regarding troubled debt restructurings required by paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

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

2.  Bank Merger

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association and subsidiary of TIB Financial and NAFH, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association. NAFH is the owner of approximately 83% of the Company’s common stock and approximately 94% of TIB Financial’s common stock.

Capital Bank, NA (formerly NAFH Bank) was formed on July 16, 2010 in connection with the purchase and assumption of assets and deposits of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. On April 29, 2011, Capital Bank, NA merged with TIB Bank, then a wholly-owned subsidiary of TIB Financial.

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. As a result of the Bank Merger, the Company now owns approximately 38% of Capital Bank, NA, with NAFH having a direct ownership of 29% and TIB Financial owning the remaining 33%.  As of June 30, 2011, Capital Bank, NA had total assets of $4.5 billion, total deposits of $3.5 billion and shareholders’ equity of $610.3 million.

The Bank Merger and the preceding merger of TIB Bank and Capital Bank, NA were restructuring transactions between commonly-controlled entities. The $4.8 million difference between the amount of the Company’s initial equity method investment in Capital Bank, NA, subsequent to the Bank Merger, and the Company’s investment in Old Capital Bank, immediately preceding the Bank Merger, was recorded as a reduction to common stock within shareholders’ equity. Additionally, at the time of the Bank Merger, due to the de-consolidation of Old Capital Bank, the balance of accumulated other comprehensive income was reclassified to common stock within shareholders’ equity. Immediately following the Bank Merger, on June 30, 2011, NAFH, the Company and TIB Financial made contributions of additional capital to Capital Bank, NA of $4.7 million, $6.1 million and $5.2 million, respectively, in proportion to their respective ownership interests in Capital Bank, NA. The contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company reports its investment in Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment in that entity. As of June 30, 2011, the Company’s investment in Capital Bank, NA totaled $231.3 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity as a result of the Bank Merger in addition to the capital contribution immediately following the Bank Merger. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of June 30, 2011. In periods subsequent to the Bank Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income.

3.  NAFH Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to NAFH for $181.1 million in cash. In connection with the NAFH Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also in connection with the NAFH Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) were repurchased.

Pursuant to the NAFH Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

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

Push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. Push-down accounting is required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate for this transaction, and as such, has applied the acquisition method of accounting due to NAFH’s acquisition of 85% of the Company’s outstanding common stock on January 28, 2011.

The following table summarizes the NAFH Investment and the Company’s opening balance sheet:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor Company
(Dollars in thousands)	Originally Reported as of Jan. 28, 2011	Measurement Period Adjustments	Revised as of Jan. 28, 2011

Fair value of assets acquired:
Cash and cash equivalents	$208,255	$–	$208,255
Investment securities	225,336	–	225,336
Mortgage loans held for sale	2,569	–	2,569
Loans	1,135,164	–	1,135,164
Goodwill	30,994	1,863	32,857
Other intangible assets	5,004	–	5,004
Deferred tax asset	55,391	–	55,391
Other assets	66,663	(613)	66,050
Total assets acquired	1,729,376	1,250	1,730,626
Fair value of liabilities assumed:
Deposits	1,351,467	–	1,351,467
Borrowings	123,837	–	123,837
Subordinated debt	19,392	–	19,392
Other liabilities	10,595	1,250	11,845
Total liabilities assumed	1,505,291	1,250	1,506,541
Net assets acquired	224,085	–	224,085
Less: non-controlling interest at fair value	(43,785)	–	(43,785)
	180,300	–	180,300
Underwriting and legal costs	750	–	750
Purchase price	$181,050	$–	$181,050

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

Measurement period adjustments reflected above were primarily due to (1) refinements to the acquisition date valuation of certain ORE properties based on subsequent selling prices, (2) refinements to the acquisition date valuation of a capital lease asset/obligation based on an updated appraisal of the leased asset, and (3) write-offs of miscellaneous other assets to properly reflect acquisition date fair value. The provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Subsequent adjustments, if any, will be retrospectively reflected in future filings.

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and Cash Equivalents

The cash and cash equivalents, which include proceeds from the NAFH Investment, held at acquisition date approximated fair value on that date and did not require a fair value adjustment.

Investment Securities

Investment securities are reported at fair value at acquisition date. To account for the NAFH Investment, the difference between the fair value and par value became the new premium or discount for each security held by the Company. The fair value of investment securities is primarily based on values obtained from third parties pricing models which are based on recent trading activity for the same or similar securities. Two equity securities were valued at their respective stock market prices, and two corporate bonds were valued using an internal valuation model. Immediately before the acquisition, the investment portfolio had an amortized cost of $228.1 million and was in a net unrealized loss position of $2.8 million.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans

All loans in the loan portfolio were adjusted to estimated fair value at the NAFH Investment date. Upon analyzing estimated credit losses as well as evaluating differences between contractual interest rates and market interest rates at acquisition, the Company recorded a loan fair value discount of $104.4 million. All acquired loans were considered to be PCI loans with the exception of certain consumer revolving lines of credit. Subsequent to the NAFH Investment, PCI loans will be accounted for as described in Note 1 (Basis of Presentation and Significant Accounting Policies).

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

Core Deposit Intangible

The estimated value of the CDI at acquisition date was $4.4 million. This amount represents the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The present value is calculated over the estimated life of the acquired deposit base and will be amortized on an accelerated method over an eight year period. Deposit accounts evaluated for the CDI were demand deposit accounts, money market accounts and savings accounts.

Trade Name Intangible

Trademarks, service marks and other registered marks (collectively referred to as the “Trade Name”) can have great significance to customers. The function of a mark is to indicate to the consumer the sources from which goods and services originate. The Trade Name considered to have value is Capital Bank. The Trade Name value of $604 thousand at acquisition date was based on the present value of the Company’s projected income multiplied by an assumed royalty rate. This intangible will be amortized on a straight-line basis over a three year period.

Other Assets

A majority of other assets held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. The most significant other asset impacted by the application of the acquisition method of accounting was the recognition of a net deferred tax asset of $55.4 million. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The outstanding balance of CDs at acquisition date was $730.5 million, and the estimated fair value premium totaled $12.4 million. The outstanding balance of brokered deposits was $100.5 million, and the estimated fair value premium totaled $616 thousand. The outstanding balance of CDARS was $27.0 million, and the estimated fair value premium totaled $111 thousand. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average term.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Borrowings

Included in borrowings are FHLB advances and structured repurchase agreements. Fair values for these borrowings were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments, current interest rates, and prepayment penalties. Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value. The outstanding balance of FHLB advances and structured repurchase agreements at acquisition date was $66.0 million and $50.0 million, respectively, and the estimated fair value premiums on each totaled $1.8 million and $6.0 million, respectively. The Company will amortize the premium into income as a reduction of interest expense on a level-yield basis over the contractual term of each debt instrument.

Subordinated Debt

Included in subordinated debt are variable rate trust preferred securities issued by the Company and fixed rate subordinated debt issued as part of a private placement offering early in 2010. Fair values for the trust preferred securities and subordinated debt were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The outstanding balance of trust preferred securities and subordinated debt at acquisition date was $30.9 million and $3.4 million, respectively, and the estimated fair value (discount)/premium on each totaled ($15.1) million and $211 thousand, respectively. The Company will accrete the discount as an increase to interest expense and will amortize the premium as a decrease to interest expense on a level-yield basis over the contractual term of each debt instrument.

Contingent Value Rights

In connection with the NAFH Investment, each existing shareholder as of January 27, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. The Company estimated the fair value of these CVRs at $568 thousand, which was based on its estimate of credit losses on the existing loan portfolio over the five-year life of these instruments. These CVRs were recorded at fair value in other liabilities in acquisition accounting.

Non-controlling Interest

In determining the estimated fair value of the non-controlling interest, the Company utilized the closing market price of its common stock on the acquisition date of $3.40 and multiplied this stock price by the number of outstanding non-controlling shares at that date.

Transaction Expenses

As required by the NAFH Investment, the Company incurred and reimbursed third party expenses of $750 thousand which were recorded as a reduction of proceeds received from the issuance of common shares to NAFH.

There were no indemnification assets in this transaction, nor was there any contingent consideration to be recognized.

4.  Earnings (Loss) Per Share

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

The calculation of basic and diluted EPS was based on the following for each period presented:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Net income (loss) attributable to common shareholders	$1,267	$(14,172)	$693	$(265)	$(20,095)

Weighted average number of common shares outstanding:
Basic	85,802,164	13,021,208	85,465,250	13,188,612	12,520,600
Dilutive effect of options outstanding	9	–	–	–	–
Diluted	85,802,173	13,021,208	85,465,250	13,188,612	12,520,600

Earnings (loss) per share – basic	$0.01	$(1.09)	$0.01	$(0.02)	$(1.60)
Earnings (loss) per share – diluted	$0.01	$(1.09)	$0.01	$(0.02)	$(1.60)

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Anti-dilutive stock options	291,980	312,920	292,480	297,880	312,920
Anti-dilutive warrants	–	749,619	–	749,619	749,619

5.  Comprehensive Income (Loss)

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

The Company’s other comprehensive income (loss) was as follows for each period presented:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Unrealized gains (losses) on securities – available for sale	$5,080	$1,014	$7,315	$(528)	$408
Amortization of prior service cost on SERP	–	2	–	1	4
Income tax effect	(1,958)	(391)	(2,820)	204	(157)
Other comprehensive income (loss)	$3,122	$625	$4,495	$(323)	$255

6.  Investment Securities

Due to the Bank Merger, the Company reported no investment securities on its Consolidated Balance Sheet as of June 30, 2011 (Successor). Investment securities as of December 31, 2010 (Predecessor) are summarized as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor Company
December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

Available for sale:
U.S. agency obligations	$19,003	$18	$87	$18,934
Municipal bonds	22,455	75	1,521	21,009
Mortgage-backed securities issued by GSEs	165,540	78	195	165,423
Non-agency mortgage-backed securities	6,790	39	242	6,587
Other securities	3,252	–	214	3,038
	217,040	210	2,259	214,991
Other investments	8,301	–	–	8,301
Total	$225,341	$210	$2,259	$223,292

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position not recognized in earnings, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of December 31, 2010 (Predecessor):

	Predecessor Company
December 31, 2010	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency obligations	$8,916	$87	$–	$–	$8,916	$87
Municipal bonds	14,886	1,134	2,453	387	17,339	1,521
Mortgage-backed securities issued by GSEs	14,473	195	–	–	14,473	195
Non-agency mortgage-backed securities	–	–	4,183	242	4,183	242
Other securities	–	–	2,536	214	2,536	214
Total	$38,275	$1,416	$9,172	$843	$47,447	$2,259

Prior to the Bank Merger, other investment securities primarily included an investment in Federal Home Loan Bank (“FHLB”) stock, which had no readily determinable market value and was recorded at cost. As of December 31, 2010 (Predecessor), the Company’s investment in FHLB stock totaled $7.7 million. Based on its evaluation prior to the Bank Merger, management concluded that the Company’s investment in FHLB stock was not impaired and that ultimate recoverability of the par value of this investment is probable.

7.  Loans

Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of June 30, 2011 (Successor). The composition of the loan portfolio by loan classification as of December 31, 2010 (Predecessor) was as follows:

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Commercial real estate:
Construction and land development	$350,587
Real estate – non-owner occupied	283,943
Real estate – owner occupied	170,470
Total commercial real estate	805,000
Consumer real estate:
Residential mortgage	173,777
Home equity lines	89,178
Total consumer real estate	262,955
Commercial and industrial	145,435
Consumer	6,163
Other loans	33,742
1,253,295
Deferred loan fees and origination costs, net	1,184
$1,254,479

Loans pledged as collateral for certain borrowings totaled as of $341.5 million as of December 31, 2010 (Predecessor).

Successor Company:

Purchased credit-impaired loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	As of Jan. 28, 2011

Contractually required payments	$1,318,702
Nonaccretable difference	(98,777)
Cash flows expected to be collected at acquisition	1,219,925
Accretable yield	(163,892)
Fair value of acquired loans at acquisition	$1,056,033

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

(Dollars in thousands)	Three Months Ended Jun. 30, 2011	Jan. 29, 2011 to Jun. 30, 2011

Balance, beginning of period	$153,627	$163,892
New loans purchased	–	–
Accretion of income	(14,703)	(24,968)
Reclassifications from nonaccretable difference	18,100	18,100
Merger of Old Capital Bank into Capital Bank, NA	(157,024)	(157,024)
Balance, end of period	$–	$–

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

8.  Allowance for Loan Losses and Credit Quality

The following is a summary of activity in the allowance for loan losses for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Balance at beginning of period, predecessor	$–	$36,061	$26,081
Loans charged off	(339)	(49)	(22,241)
Recoveries of loans previously charged off	–	9	151
Net charge-offs	(339)	(40)	(22,090)
Provision for loan losses	1,652	40	31,771
Merger of Old Capital Bank into Capital Bank, NA	(1,313)	–	–
Balance at the end of period, predecessor	–	36,061	35,762
Acquisition accounting adjustment	–	(36,061)	–
Balance at end of period, successor	$–	$–	$–

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. Due to the Bank Merger, the Company had no allowance for credit losses as of June 30, 2011 (Successor). As of December 31, 2010 (Predecessor), the reserve for unfunded lending commitments totaled $623 thousand.

The following is an analysis of the allowance for loan losses by portfolio segment in addition to the disaggregation of the allowance and outstanding loan balances by impairment method as of December 31, 2010 (Predecessor):

	Predecessor Company
	Allowance for Loan Losses			Loans
December 31, 2010	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired
(Dollars in thousands)

Commercial real estate	$351	$24,039	$–	$65,840	$739,160	$–
Consumer real estate	87	4,645	–	3,879	259,076	–
Commercial and industrial	89	6,343	–	6,013	139,422	–
Consumer	2	352	–	6	6,157	–
Other	–	153	–	781	32,961	–
	$529	$35,532	$–	$76,519	$1,176,776	$–

Prior to the Bank Merger, to monitor and quantify credit risk in the loan portfolio, the Company used a risk rating system. The risk rating scale ranged from 1 to 9, where a higher rating represents higher credit risk and is selected on the financial strength and overall resources of the borrower. The nine risk rating categories can generally be described by the following groupings:

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

The following is an analysis of the Company’s credit risk profile on internally assigned risk ratings as of December 31, 2010 (Predecessor):

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

The following is an aging analysis of the Company’s portfolio by loan class as of December 31, 2010 (Predecessor):

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor Company
December 31, 2010	30–59 Days Past Due	60–89 Days Past Due	Over 90 Days Past Due and Accruing	Nonaccrual Loans	Current Loans	Total Loans
(Dollars in thousands)

Commercial real estate:
Construction and land development	$6,166	$204	$–	$50,693	$293,524	$350,587
Real estate – non-owner occupied	509	–	–	2,678	280,756	283,943
Real estate – owner occupied	3,165	–	–	8,198	159,107	170,470
Consumer real estate:
Residential mortgage	2,213	329	–	3,481	167,754	173,777
Home equity lines	498	109	–	277	88,294	89,178
Commercial and industrial	175	146	–	5,830	139,284	145,435
Consumer	4	4	–	6	6,149	6,163
Other loans	–	–	–	781	32,961	33,742
Total	$12,730	$792	$–	$71,944	$1,167,829	$1,253,295

9.  Stock-Based Compensation

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company has a stock option plan providing for the issuance of options for the purchase of up to 1,150,000 shares of the Company’s common stock to officers and directors. As of June 30, 2011 (Successor), options for 292,480 shares of common stock were outstanding and options for 609,759 shares of common stock remained available for future issuance.

The following is a summary of the activity in the Company’s stock option plans, including the weighted average exercise price (“WAEP”), for each period presented:

	Successor Company		Predecessor Company
	Period of Jan. 29 to Jun. 30, 2011		Period of Jan. 1 to Jan. 28, 2011		Six Months Ended Jun. 30, 2010
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding options, beginning of period	297,880	$12.11	297,880	$12.11	366,583	$11.76
Granted	–	–	–	–	19,250	4.38
Exercised	–	–	–	–	–	–
Forfeited and expired	(5,400)	14.51	–	–	(72,413)	8.53
Outstanding options, end of period	292,480	$12.07	297,880	$12.11	313,420	$12.05

Options exercisable at end of period	253,280	$12.92	226,430	$13.53	220,470	$13.70

The following table summarizes information about the Company’s stock options as of June 30, 2011 (Successor):

	Successor Company
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	77,850	7.80	41,850	$–
$6.01 – $9.00	–	–	–	–
$9.01 – $12.00	74,880	0.70	74,880	–
$12.01 – $15.00	20,000	5.13	16,800	–
$15.01 – $18.00	66,000	3.57	66,000	–
$18.00 – $18.37	53,750	3.49	53,750	–
	292,480	4.05	253,280	$–

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. The weighted average fair value of options granted for the six months ended June 30, 2010 (Predecessor) was $1.80. There were no options granted in the period of January 29, 2011 to June 30, 2011 (Successor) or the period of January 1, 2011 to January 28, 2011 (Predecessor).

As of June 30, 2011 (Successor), the Company had unamortized compensation expense related to unvested stock options of $24 thousand, which is expected to be fully amortized over the next two years. For the period from January 29, 2011 to June 30, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the six months ended June 30, 2010 (Predecessor), the Company recorded total compensation expense related to stock options of $72 thousand, $5 thousand and $24 thousand, respectively, related to stock options. On January 28, 2011, vesting was accelerated on certain outstanding stock options in connection with the NAFH Investment. Compensation expense related to the accelerated vesting was recorded in the Successor period.

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

Nonvested restricted stock activity for the six months ended June 30, 2011 is summarized in the following table:

	Shares	Weighted Avg. Grant Date Fair Value

Nonvested at beginning of period	11,700	$6.00
Granted	–	–
Vested	(11,700)	6.00
Nonvested at end of period	–	$–

Total compensation expense related to these restricted stock awards for the period of January 29  to June 30, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the six months ended June 30, 2010 (Predecessor) totaled $68 thousand, $2 thousand and $61 thousand, respectively. On January 28, 2011, vesting was accelerated on all remaining nonvested restricted shares in connection with the NAFH Investment. Compensation expense related to the accelerated vesting was recorded in the Successor period.

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

Upon closing of the NAFH Investment, the Deferred Compensation Plan was terminated and all phantom shares in the Plan were distributed to the participants. For the period of January 1 to January 28, 2011 (Predecessor) and the six months ended June 30, 2010 (Predecessor), the Company recognized stock-based compensation expense of $35 thousand and $301 thousand, respectively, related to the Deferred Compensation Plan.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

10.  Derivative Instruments

Due to the Bank Merger, the Company had no derivative instruments as of June 30, 2011 (Successor). Prior to the Bank Merger, the Company entered into interest rate lock commitments with customers and commitments to sell mortgages to investors. The period of time between the issuance of a mortgage loan commitment and the closing and sale of the mortgage loan was generally less than 60 days. Interest rate lock commitments and forward loan sale commitments represented derivative instruments which were carried at fair value. These derivative instruments did not qualify for hedge accounting. The fair values of the Company’s interest rate lock commitments and forward loan sales commitments were based on current secondary market pricing and were included on the Condensed Consolidated Balance Sheets in mortgage loans held for sale and on the Condensed Consolidated Statements of Operations in mortgage origination and other loan fees.

As of December 31, 2010 (Predecessor), the Company had $10.3 million of commitments outstanding to originate mortgage loans held for sale at fixed rates and $17.3 million of forward commitments under best efforts contracts to sell mortgages to four different investors. The fair value of the interest rate lock commitments and forward loan sales commitments were not considered material as of December 31, 2010 (Predecessor). Thus, there was no impact to the Condensed Consolidated Statements of Operations at that date.

11.  Commitments and Contingencies

Due to the Bank Merger, the Company had no outstanding commitments or contingencies as of June 30, 2011 (Successor). Prior to the Bank Merger, the Company was party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments were comprised of various types of commitments to extend credit, including unused lines of credit and overdraft lines, as well as standby letters of credit. These instruments involved, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party was represented by the contractual amount of those instruments. The Company used the same credit policies in making these commitments as it had for on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit was based on management’s credit evaluation of the borrower. Collateral held varied but included trade accounts receivable, property, plant and equipment, and income-producing commercial properties. Since many unused lines of credit expired without being drawn upon, the total commitment amounts did not necessarily represent future cash requirements.

The Company’s exposure to off-balance-sheet credit risk as of December 31, 2010 (Predecessor) was as follows:

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Commitments to extend credit	$175,318
Standby letters of credit	10,285
Total commitments	$185,603

Prior to the Bank Merger, the Company had limited partnership investments in two related private investment funds which totaled $1.8 million as of December 31, 2010 (Predecessor). These investments were recorded on the cost basis and were included in other assets on the Condensed Consolidated Balance Sheets. Remaining capital commitments to these funds totaled $1.6 million as of December 31, 2010 (Predecessor).

12.  Fair Value

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Prior to the Bank Merger, investment securities, available for sale, were recorded at fair value on a recurring basis. Additionally, prior to the Banker Merger, the Company may have been required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involved application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (Predecessor) are summarized below:

	Predecessor Company
December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Investment securities – available for sale:
U.S. agency obligations	$–	$18,934	$–	$18,934
Municipal bonds	–	21,009	–	21,009
Mortgage-backed securities issued by GSEs	–	165,423	–	165,423
Non-agency mortgage-backed securities	–	6,587	–	6,587
Other securities	1,738	–	1,300	3,038
Total	$1,738	$211,953	$1,300	$214,991

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Balance at beginning of period	$1,107	$1,300	$1,300
Total unrealized losses included in:
Net income	–	–	–
Other comprehensive income	–	(193)	–
Purchases, sales and issuances, net	–	–	–
Transfers in and (out) of Level 3	–	–	–
Merger of Old Capital Bank into Capital Bank, NA	(1,107)
Balance at end of period	$–	$1,107	$1,300

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 (Predecessor) are summarized below:

	Predecessor Company
December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$61,006	$14,985	$75,990
Other real estate	–	18,334	–	18,334

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

Index
Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2011 (Successor) and December 31, 2010 (Predecessor) were as follows:

	Successor Company		Predecessor Company
	Jun. 30, 2011		Dec. 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$12,477	$12,477	$66,745	$66,745
Investment securities	–	–	223,292	223,292
Mortgage loans held for sale	–	–	6,993	6,993
Loans	–	–	1,218,418	1,146,256
Accrued interest receivable	266	266	5,158	5,158

Financial Liabilities:
Non-maturity deposits	$–	$–	$469,956	$469,956
Time deposits	–	–	873,330	885,105
Borrowings	–	–	121,000	126,787
Subordinated debentures	18,561	20,695	34,323	19,164
Accrued interest payable	70	70	1,363	1,363

Unrecognized financial instruments:
Commitments to extend credit	–	–	$175,318	$167,817
Standby letters of credit	–	–	10,285	10,285

13.  TARP Capital Purchase Program

On December 12, 2008, the Company entered into a Securities Purchase Agreement with the U.S. Treasury pursuant to which, among other things, the Company sold to the Treasury 41,279 shares of Series A Preferred Stock and warrants to purchase up to 749,619 shares of common stock (“Warrants”) of the Company for an aggregate purchase price of $41.3 million.

On January 28, 2011, in connection with the NAFH Investment, all outstanding shares of Series A Preferred Stock and the Warrants were repurchased and cancelled for an aggregate purchase price of $41.3 million. The Company recognized a charge of $861 thousand for dividends and accretion on preferred stock during the period of January 1, 2011 to January 28, 2011 (Predecessor), which reflected the difference between the carrying value of the preferred stock and its redemption price.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended June 30, 2011 (Successor) and June 30, 2010 (Predecessor) as well as the period of January 29 to June 30, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor) and the six months ended June 30, 2010 (Predecessor) for Capital Bank Corporation (“Capital Bank Corp.” or the “Company”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

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

Overview

Capital Bank Corporation is a financial holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Capital Bank (“Old Capital Bank”), which was a state-chartered banking corporation that was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Company also has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”).

North American Financial Holdings, Inc. Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to NAFH for $181.1 million in cash. In connection with the NAFH Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also in connection with the NAFH Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program were repurchased.

Pursuant to the NAFH Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

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

Bank Merger

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association and subsidiary of TIB Financial and NAFH, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association. NAFH is the owner of approximately 83% of the Company’s common stock and approximately 94% of TIB Financial’s common stock.

Capital Bank, NA (formerly NAFH Bank) was formed on July 16, 2010 in connection with the purchase and assumption of assets and deposits of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. On April 29, 2011, Capital Bank, NA merged with TIB Bank, then a wholly-owned subsidiary of TIB Financial.

Index
The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. As a result of the Bank Merger, the Company now owns approximately 38% of Capital Bank, NA, with NAFH having a direct ownership of 29% and TIB Financial owning the remaining 33%.  As of June 30, 2011, Capital Bank, NA had total assets of $4.5 billion, total deposits of $3.5 billion and shareholders’ equity of $610.3 million.

The Bank Merger and the preceding merger of TIB Bank and Capital Bank, NA were restructuring transactions between commonly-controlled entities. The $4.8 million difference between the amount of the Company’s initial equity method investment in Capital Bank, NA, subsequent to the Bank Merger, and the Company’s investment in Old Capital Bank, immediately preceding the Bank Merger, was recorded as a reduction to common stock within shareholders’ equity. Additionally, at the time of the Bank Merger, due to the de-consolidation of Old Capital Bank, the balance of accumulated other comprehensive income was reclassified to common stock within shareholders’ equity. Immediately following the Bank Merger, on June 30, 2011, NAFH, the Company and TIB Financial made contributions of additional capital to Capital Bank, NA of $4.7 million, $6.1 million and $5.2 million, respectively, in proportion to their respective ownership interests in Capital Bank, NA. The contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

The Company reports its investment in Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment in that entity. As of June 30, 2011, the Company’s investment in Capital Bank, NA totaled $231.3 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity as a result of the Bank Merger in addition to the capital contribution immediately following the Bank Merger. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of June 30, 2011. In periods subsequent to the Bank Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income.

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

Prior to the Bank Merger, the Company had identified the following accounting policies as being critical in terms of significant judgments and the extent to which estimates were used: (1) allowance for loan losses, (2) other-than-temporary impairment on investment securities, (3) valuation allowance on deferred income tax assets, and (4) impairment of goodwill and long-lived assets. These policies are important in understanding management’s discussion and analysis. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Summary

The following is a brief summary of the Company’s financial results for the three months ended June 30, 2011 (Successor) and June 30, 2010 (Predecessor) as well as the period of January 29 to June 30, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor) and the six months ended June 30, 2010 (Predecessor):

•	Capital Bank, formerly the wholly-owned banking subsidiary of Capital Bank Corporation, was merged with and into NAFH National Bank on June 30, 2011;

•	NAFH Bank changed its name to and was rebranded as Capital Bank, NA immediately following the merger;

•	The Company’s technology platform was converted to NAFH’s enterprise-wide technology platform;

•	Core deposits (total deposits minus time deposits) grew by $27.9 million, or 5.7%, in the second quarter of 2011 immediately prior to the Bank Merger; and

•	Net income totaled $1.3 million, or $0.01 per share, in the second quarter of 2011 and totaled $693 thousand, or $0.01 per share, in the period from January 29 to June 30, 2011.

Index
Results of Operations

Results of operations for all successor periods in 2011 were significantly impacted by the controlling investment in the Company by NAFH. The Company has used push-down accounting, and as such, has applied the acquisition method of accounting to the NAFH Investment. Accordingly, the Company’s assets and liabilities were adjusted to estimated preliminary fair value at the acquisition date, resulting in elimination of the allowance for loan losses at that date. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ significantly from the preliminary estimates recorded to date. Balances and activity in the Company’s consolidated financial statements prior to the NAFH Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the NAFH Investment have been labeled with “Successor Company.”

In the successor periods, net income totaled $1.3 million, or $0.01 per share, in the second quarter of 2011 and totaled $693 thousand, or $0.01 per share, in the period from January 29 to June 30, 2011. In the predecessor periods, net loss to common shareholders totaled ($265) thousand, or ($0.02) per share, for the period of January 1 to January 28, 2011, totaled ($14.2) million, or ($1.09) per share, for the three months ended June 30, 2010, and totaled ($20.1) million, or ($1.60) per share for the six months ended June 30, 2010.

Net Interest Income

Net interest income for the quarter ended June 30, 2011 (Successor) and the quarter ended June 30, 2010 (Predecessor) totaled $13.9 million and $12.7 million, respectively. Net interest margin increased from 3.25% in the second quarter of 2010 (Predecessor) to 3.74% in the second quarter of 2011 (Successor) primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 1.97% to 1.07% over that period. Net amortization of purchase accounting fair value adjustments on interest-bearing liabilities increased net interest income by $2.1 million in the quarter ended June 30, 2011 (Successor) and lowered funding costs in the quarter by 0.63%. Average earning assets decreased from $1.62 billion in the quarter ended June 30, 2010 (Predecessor) to $1.52 billion in the quarter ended June 30, 2011 (Successor) primarily due to purchase accounting fair value adjustments, principal pay-downs and charge-offs on the loan portfolio.

Further, net interest income for the period of January 29 to June 30, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the six months ended June 30, 2010 (Predecessor) totaled $23.9 million, $4.0 million and $25.3 million, respectively. Net interest margin increased from 3.23% in the first half of 2010 (Predecessor) to 3.90% for the period of January 29 to June 30, 2011 (Successor) primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 2.03% to 1.06% over that period. Net amortization of purchase accounting fair value adjustments on interest-bearing liabilities increased net interest income by $3.5 million in the period from January 29 to June 30, 2011 (Successor) and lowered funding costs in the period by 0.62%. Average earning assets decreased from $1.63 billion in the six months ended June 30, 2010 (Predecessor) to $1.54 billion in the period of January 1 to January 28, 2011 (Predecessor) to $1.52 billion in the period of January 29 to June 30, 2011 (Successor).

The following tables (Average Balances, Interest Earned or Paid, and Interest Yields/Rates) reflect the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from period to period can be explained in terms of fluctuations in volume and rate.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Quarterly Comparison
Tax Equivalent Basis 1

	Successor Company						Predecessor Company
	Three Months Ended Jun. 30, 2011			Period of Jan. 29 to Mar. 31, 2011			Three Months Ended Jun. 30, 2010
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,128,456	$15,029	5.34%	$1,139,698	$11,155	6.06%	$1,373,613	$17,465	5.10%
Investment securities 3	334,230	2,639	3.16	242,840	1,254	3.10	224,366	2,722	4.85
Interest-bearing deposits	56,149	40	0.29	138,309	47	0.21	25,300	10	0.16
Total interest-earning assets	1,518,835	$17,708	4.68%	1,520,847	$12,456	5.07%	1,623,279	$20,197	4.99%
Cash and due from banks	16,587			16,373			17,819
Other assets	166,859			156,670			78,142
Total assets	$1,702,281			$1,693,890			$1,719,240

Liabilities and Equity
NOW and money market accounts	$345,307	$666	0.77%	$344,189	$418	0.75%	$326,706	$648	0.80%
Savings accounts	32,241	10	0.12	31,521	6	0.12	30,721	10	0.13
Time deposits	843,725	2,110	1.00	851,424	1,350	0.98	891,645	4,946	2.22
Total interest-bearing deposits	1,221,273	2,786	0.91	1,227,134	1,774	0.89	1,249,072	5,604	1.80
Borrowings	93,849	410	1.76	98,599	254	1.59	153,264	1,146	3.00
Subordinated debentures	18,848	355	7.55	19,313	232	7.43	34,323	298	3.48
Repurchase agreements	–	–	–	–	–	–	1,590	2	0.50
Total interest-bearing liabilities	1,333,470	$3,551	1.07%	1,345,046	$2,260	1.04%	1,438,249	$7,050	1.97%
Noninterest-bearing deposits	122,326			113,607			133,455
Other liabilities	15,378			8,814			10,587
Total liabilities	1,471,174			1,467,467			1,582,291
Shareholders’ equity	231,107			226,423			136,949
Total liabilities and shareholders’ equity	$1,702,281			$1,693,890			$1,719,240

Net interest spread 4			3.61%			4.03%			3.02%
Tax equivalent adjustment		$268			$175			$403
Net interest income and net interest margin 5		$14,157	3.74%		$10,196	4.15%		$13,147	3.25%

1	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Year-to-Date Comparison
Tax Equivalent Basis 1

	Successor Company			Predecessor Company
	Period of Jan. 29 to Jun. 30, 2011			Period of Jan. 1 to Jan. 28, 2011			Six Months Ended Jun. 30, 2010
(Dollars in thousands)	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,132,878	$26,184	5.62%	$1,253,296	$5,530	5.20%	$1,383,337	$35,027	5.11%
Investment securities 3	298,283	3,893	3.13	225,971	504	2.68	225,088	5,678	5.05
Interest-bearing deposits	88,465	87	0.24	63,350	11	0.20	22,777	20	0.18
Total interest-earning assets	1,519,626	$30,164	4.83%	1,542,617	$6,045	4.61%	1,631,202	$40,725	5.03%
Cash and due from banks	16,503			16,112			18,630
Other assets	158,079			34,021			76,219
Total assets	$1,694,208			$1,592,750			$1,726,051

Liabilities and Equity
NOW and money market accounts	$344,867	$1,084	0.76%	$334,668	$211	0.74%	$334,334	$1,534	0.93%
Savings accounts	31,958	16	0.12	30,862	3	0.11	29,861	20	0.14
Time deposits	846,753	3,460	0.99	870,146	1,337	1.81	881,632	10,201	2.33
Total interest-bearing deposits	1,223,578	4,560	0.91	1,235,676	1,551	1.48	1,245,827	11,755	1.90
Borrowings	95,414	665	1.70	120,032	343	3.36	162,061	2,290	2.85
Subordinated debentures	19,031	586	7.49	34,323	102	3.50	32,786	516	3.17
Repurchase agreements	–	–	–	–	–	–	3,120	5	0.32
Total interest-bearing liabilities	1,338,023	$5,811	1.06%	1,390,031	$1,996	1.69%	1,443,794	$14,566	2.03%
Noninterest-bearing deposits	118,896			114,660			132,718
Other liabilities	12,796			9,635			10,622
Total liabilities	1,469,715			1,514,326			1,587,134
Shareholders’ equity	224,493			78,424			138,917
Total liabilities and shareholders’ equity	$1,694,208			$1,592,750			$1,726,051

Net interest spread 4			3.77%			2.92%			3.00%
Tax equivalent adjustment		$443			$90			$865
Net interest income and net interest margin 5		$24,353	3.90%		$4,049	3.09%		$26,159	3.23%

1	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Provision for Loan Losses

Provision for loan losses for the quarter ended June 30, 2011 (Successor) and the quarter ended June 30, 2010 (Predecessor) totaled $1.5 million and $20.0 million, respectively. The loan loss provision in the successor period reflects $585 thousand of estimated losses inherent in loans originated subsequent to the NAFH Investment date, $561 thousand of impairment related to probable decreases in cash flows expected to be collected on certain of the Company’s purchased credit-impaired (“PCI”) loan pools, and $339 thousand of losses on acquired non-PCI loans.

In addition, provision for loan losses for the period of January 29 to June 30, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the six months ended June 30, 2010 (Predecessor) totaled $1.7 million, $40 thousand and $31.8 million, respectively. The loan loss provision in the successor period reflects $752 thousand of estimated losses inherent in loans originated subsequent to the NAFH Investment date, $561 thousand of impairment related to probable decreases in cash flows expected to be collected on certain PCI loan pools, and $339 thousand of losses on acquired non-PCI loans.

Loans acquired in the NAFH Investment where there was evidence of credit deterioration since origination and where it was probable that the Company will not collect all contractually required principal and interest payments are accounted for as PCI loans. The Company identified approximately 93% of its acquisition-date loan portfolio as PCI. Subsequent to acquisition, estimates of cash flows expected to be collected are refreshed each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. In the second quarter of 2011 (Successor), the Company estimated an $18.1 million increase in cash flows expected to be collected on several PCI loan pools. This increase in expected cash flows will result in a prospective yield increase over the remaining life of the respective pools.

Noninterest Income

The following table presents the detail of noninterest income for each respective period:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Service charges and other fees	$807	$854	$1,355	$291	$1,722
Bank card services	547	543	847	174	958
Mortgage origination and other loan fees	255	339	518	210	666
Brokerage fees	212	285	308	78	472
Bank-owned life insurance	114	255	134	10	494
Net gain on sale of investment securities	–	63	–	–	326
Other	130	175	155	69	407
Total noninterest income	$2,065	$2,514	$3,317	$832	$5,045

Noninterest income for the quarter ended June 30, 2011 (Successor) and the quarter ended June 30, 2010 (Predecessor) totaled $2.1 million and $2.5 million, respectively. Noninterest income in the second quarter of 2010 (Predecessor) benefited from $63 thousand of gains recorded on the sale of investment securities while no gains or losses were recognized in the second quarter of 2011 (Successor). Mortgage fees were negatively impacted in the quarter ended June 30, 2011 (Successor) by sluggish demand in the local housing market and by an uptick in mortgage rates early in 2011. Additionally, income from bank-owned life insurance (“BOLI”) in the second quarter of 2011 (Successor) was lower than the second quarter of 2010 (Predecessor) after the Company surrendered certain BOLI contracts on former employees and directors late in 2010.

Index
Further, noninterest income for the period of January 29 to June 30, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the six months ended June 30, 2010 (Predecessor) totaled $3.3 million, $832 thousand and $5.0 million, respectively. Noninterest income in the first half of 2010 (Predecessor) benefited from $326 thousand of gains recorded on the sale of investment securities while no gains or losses were recognized in the period from January 29 to June 30, 2011 (Successor). Additionally, income from bank-owned life insurance BOLI in the period was significantly lower than the six months ended June 30, 2010 (Predecessor) after the Company surrendered certain BOLI contracts on former employees and directors late in 2010. Other noninterest income for the period of January 29 to June 30, 2011 (Successor) was negatively impacted by a $50 thousand loss from a decline in the stock price of an equity security that the Company marks to market through noninterest income, while the Company recorded a gain of $71 thousand from appreciation in value of this security in the first quarter of 2010 (Predecessor).

Noninterest Expense

The following table presents the detail of noninterest expense for each respective period:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011	Six Months Ended Jun. 30, 2010

Salaries and employee benefits	$5,568	$5,319	$9,525	$1,977	$10,719
Occupancy	1,786	1,456	2,926	548	2,958
Furniture and equipment	857	700	1,401	275	1,445
Data processing and telecommunications	635	525	911	180	1,042
Advertising and public relations	144	599	325	131	1,029
Office expenses	269	288	498	93	620
Professional fees	208	684	543	190	1,159
Business development and travel	304	307	550	87	574
Amortization of other intangible assets	287	235	478	62	470
ORE losses and miscellaneous loan costs	1,085	708	1,608	176	2,025
Directors’ fees	53	294	93	68	592
FDIC deposit insurance	513	651	1,076	266	1,316
Contract termination fees	374	–	3,955	–	–
Other	670	614	1,093	102	1,021
Total noninterest expense	$12,753	$12,380	$24,982	$4,155	$24,970

Noninterest expense for the quarter ended June 30, 2011 (Successor) and the quarter ended June 30, 2010 (Predecessor) totaled $12.8 million and $12.4 million, respectively. Expenses in the second quarter of 2011 (Successor) were significantly impacted by a $374 thousand contract termination fee related to the conversion and integration of the Company’s operations onto a common technology platform utilized across the NAFH enterprise. This system conversion is intended to create operating efficiencies and better position the Company for future growth.

Additionally, salaries and benefits expense increased due primarily to lower deferred loan costs, which reduce expense. Occupancy expense was negatively impacted in the second quarter of 2011 (Successor) from the relocation of two previously existing branch offices into larger facilities that were opened early in 2011. Advertising and public relations costs were elevated in the second quarter of 2010 (Predecessor) compared to the second quarter of 2011 (Successor) due in part from radio and television ads promoting the Company’s special financing programs which were discontinued in early 2011. Professional fees were elevated in the second quarter of 2010 (Predecessor) primarily due to higher legal costs as the Company explored various capital raising options prior to being recapitalized by NAFH. Other real estate losses and miscellaneous loan costs were higher in the second quarter of 2011 (Successor) because of higher loan workout, appraisal and foreclosure costs to resolve problem assets. Directors’ fees were reduced significantly in the second quarter of 2011 (Successor) as the Company’s board of directors was reconstituted post-acquisition and the Capital Bank Corporation Deferred Compensation Plan for Outside Directors was terminated.

Index
Further, noninterest expense for the period of January 29 to June 30, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the six months ended June 30, 2010 (Predecessor) totaled $25.0 million, $4.2 million and $25.0 million, respectively. Expenses in the successor period were significantly impacted by $4.0 million of contract termination fees related to the conversion and integration of the Company’s operations onto a common technology platform utilized across the NAFH enterprise.

Additionally, salaries and benefits expense increased in the successor period from the accelerated vesting of stock options and restricted shares at closing of the NAFH Investment. Salaries expense also increased in the successor period and period of January 1 to January 28, 2011 (Predecessor) from lower deferred loan costs, which reduce expense. Occupancy expense was impacted in the successor period and period of January 1 to January 28, 2011 (Predecessor) from the relocation of two previously existing branch offices into larger facilities that were opened early in 2011. Advertising and public relations costs were elevated in the first six months of 2010 (Predecessor) due in part from radio and television ads promoting the Company’s special financing programs which were discontinued in early 2011. Professional fees were elevated in the first six months of 2010 (Predecessor) primarily due to higher legal costs as the Company explored various capital raising options prior to being recapitalized by NAFH. Other real estate losses and miscellaneous loan costs were lower in the successor period because of valuation adjustments to reduce the value of certain bank-owned properties at the NAFH Investment date. Directors’ fees were reduced significantly in the successor period as the Company’s board of directors was reconstituted post-acquisition and the Capital Bank Corporation Deferred Compensation Plan for Outside Directors was terminated.

Analysis of Financial Condition

The Company’s financial condition was significantly impacted by the controlling investment in the Company by NAFH on January 28, 2011. NAFH owns approximately 83% of the Company’s outstanding common stock. Because of the NAFH Investment, the Company’s assets and liabilities were adjusted to estimated preliminary fair value at the acquisition date, and the allowance for loan losses was eliminated at that date.

Due to the Bank Merger on June 30, 2011, the Company de-consolidated the assets and liabilities of Old Capital Bank and began reporting its approximately 38% ownership of Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment. This transaction resulted in the Company’s total assets decreasing from $1.6 billion as of December 31, 2010 (Predecessor) to $247.6 million as of June 30, 2011 (Successor). As of June 30, 2011, the Company’s investment in Capital Bank, NA totaled $231.3 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity as a result of the Bank Merger in addition to the capital contribution immediately following the Bank Merger. The Company also had an advance to Capital Bank, NA totaling $3.4 million. In periods subsequent to the Bank Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In addition to the investment in and advance to Capital Bank, NA, the Company also had $12.5 million of cash on deposit with Capital Bank, NA and $428 thousand of other assets as of June 30, 2011 (Successor).

The Company’s subordinated debentures had a carrying value of $18.6 million and a notional value of $33.4 million as of June 30, 2011 (Successor). The decline in the carrying value of these debt instruments since December 31, 2010 (Predecessor) was primarily due to acquisition accounting adjustments resulting from the NAFH Investment and accretion of the fair value discount in the successor period.

Total shareholders’ equity was $228.4 million as of June 30, 2011 (Successor) and represented a significant increase from the $76.7 million balance as of December 31, 2010 (Successor). This increase was primarily due to the NAFH Investment on January 28, 2011. Common stock, no par value, totaled $227.7 million as of June 30, 2011 (Successor). This amount represents the fair value of net assets acquired of $224.1 million at the NAFH Investment date, which includes the non-controlling interest at fair value, in addition to net proceeds of $3.8 million from the issuance of approximately 1.6 million shares of the Company’s common stock in the Rights Offering on March 11, 2011. Common stock then decreased by a net of $280 thousand due to the Bank Merger and related reclassification of accumulated other comprehensive income. The Company’s retained earnings totaled $693 thousand as of June 30, 2011 (Successor), which represents the Company’s net income in the successor period. Accumulated other comprehensive income was reclassified to common stock in connection with the Bank Merger and de-consolidation of Old Capital Bank on June 30, 2011.

Index
Capital

The Company’s and Capital Bank, NA’s capital amounts and ratios as of June 30, 2011 (Successor) are presented in the following table:

			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$246,938	105.04%	$18,808	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	243,341	103.51	9,404	4.00	N/A	N/A
Tier I capital (to average assets)	243,341	14.29	68,091	4.00	N/A	N/A

Capital Bank, NA:
Total capital (to risk-weighted assets)	$472,047	17.45%	$216,469	8.00%	$270,587	10.00%
Tier I capital (to risk-weighted assets)	459,853	16.99	108,235	4.00	162,352	6.00%
Tier I capital (to average assets)	459,853	10.50	175,199	4.00	218,999	5.00%

NAFH Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to NAFH for $181.1 million in cash. In connection with the NAFH Investment, each Company shareholder as of January 27, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio. Also in connection with the NAFH Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) were repurchased.

Pursuant to the NAFH Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

Liquidity

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association and subsidiary of TIB Financial and NAFH, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, NA. NAFH is the owner of approximately 83% of the Company’s common stock and approximately 94% of TIB Financial’s common stock.

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. As a result of the Bank Merger, the Company now owns approximately 38% of Capital Bank, NA, with NAFH owning 29% and TIB Financial owning the remaining 33%.  As of June 30, 2011, Capital Bank, NA had total assets of $4.5 billion, total deposits of $3.5 billion and shareholders’ equity of $610.3 million.

The Company reports its investment in Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment in that entity. As of the Bank Merger date, the Company’s investment in Capital Bank, NA totaled $231.3 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity at that date. In addition, the Company had an advance to Capital Bank, NA totaling $3.4 million at the Bank Merger date. In periods subsequent to the Bank Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income.

The Bank Merger resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. As of June 30, 2011, the Company had cash on deposit with Capital Bank, NA of approximately $12.5 million. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of June 30, 2011, the Company held no interest-earning assets, and its interest-bearing liabilities consisted of subordinated debentures with notional amounts totaling $33.4 million. Accordingly, the Company’s net interest income and net interest margin are sensitive to changes in interest rates.

The most significant component of the Company’s future operating results will be derived from its 38% investment in Capital Bank, NA. Thus, the Company anticipates that net interest income will become a less significant measure of operating results in future periods. As $30.0 million of notional value of the Company’s subordinated debentures are trust preferred securities with interest rates tied to 90-day LIBOR, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $300 thousand and $600 thousand changes in interest expense, respectively.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, liquidity, operating results or condition.

Item 1A.  Risk Factors

The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below. If any of the events described below occur, the Company’s business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of the Company’s common stock may decline, in which case the value of your investment may decline as well. References herein to “we”, “us”, and “our” refer to Capital Bank Corporation, a North Carolina corporation, unless the context otherwise requires.

Risks Related to Our Business

Index
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

We are subject to examination by banking regulators. Regulators have the ability to impose substantial sanctions, restrictions and requirements on us and our banking subsidiaries if they determine, upon conclusion of their examination or otherwise, violations of laws with which we or our subsidiaries must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

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

Index
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

Index
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

We experienced net losses during the years ended December 31, 2010, 2009 and 2008, and losses may continue. Our ability to generate profit in the future requires successful growth in revenues and management of expenses, among other factors. While we expect to be able to generate profit over time, our operating losses may continue for an unknown period of time.

Risks Related to Ownership of Our Common Stock

Index
NAFH is a controlling shareholder and may have interests that differ from the interests of our other shareholders.

NAFH currently owns approximately 83.1% of the Company’s outstanding voting power. In addition, NAFH directly owns, or indirectly owns through its controlled subsidiaries, approximately 92% of Capital Bank, NA. As a result, NAFH will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (which may include mergers of the Company with or into NAFH), sales of all or some of the Company’s assets (including sales of such assets to NAFH and/or NAFH’s other subsidiaries) or purchases of assets from NAFH and/or NAFH’s other subsidiaries, and other significant corporate transactions.

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

Our authorized capital includes 300,000,000 shares of common stock. As of August 12, 2011, we had 85,802,164 shares of common stock outstanding and had reserved for issuance 244,780 shares underlying options that are exercisable at an average price of $12.85 per share. In addition, as of August 12, 2011, we had the ability to issue 618,259 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans. Although we presently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans), we may do so in the future in order to meet our capital needs and regulatory requirements, and we will be able to do so without shareholder approval. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Our ability to pay dividends and other obligations is subject to regulatory limitations and Capital Bank, NA’s ability to pay dividends to us, which is also subject to regulatory limitations.

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

We are a separate legal entity from Capital Bank, NA and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on our subsidiary bank’s cash and liquidity as well as dividends to pay our operating expenses. Our ability to pay dividends will directly depend on the ability of our subsidiary bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by the regulatory policies and capital guidelines. In addition, NAFH directly owns, or indirectly owns through its controlled subsidiaries, approximately 92% of Capital Bank, NA. As a result, NAFH will be able to control Capital Bank, NA’s payment of dividends to us, subject to applicable law.

In the event that Capital Bank, NA is unable or unwilling to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock. Consequently, the inability to receive dividends from Capital Bank, NA could adversely affect our financial condition, results of operations, cash flows and prospects.

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

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on our Current Report on Form 8-K filed on February 1, 2011, on January 28, 2011, during the six months ended June 30, 2011, we completed the issuance and sale to NAFH of 71 million shares of Common Stock for aggregate consideration of $181.1 million. This issuance and sale was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.

There were no repurchases (both open market and private transactions) during the three or six months ended June 30, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Item 3.  Defaults upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

Exhibit 2.1
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011) (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.)

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 15th day of August 2011.

CAPITAL BANK CORPORATION

By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer

Index
Exhibit Index

Exhibit No.	Description

Exhibit 2.1
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011) (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.)

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