Form 10-K
period 2011-12-31
CAPITAL BANK CORP
filed 2012-04-10
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock, no par value per share, as of June 30, 2011, held by those persons deemed by the registrant to be non-affiliates was approximately $48,892,296 (14,009,254 shares held by non-affiliates at $3.49 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of March 20, 2012 there were 85,802,164 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated		Where

1.	Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2012	Part III

CAPITAL BANK CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2011

INDEX

PART I		Page No.

Item 1.	Business	4
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	48
Item 3.	Legal Proceedings	48
Item 4.	Mine Safety Disclosures	48

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
Item 6.	Selected Financial Data	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	77
Item 8.	Financial Statements and Supplementary Data	78
	Consolidated Balance Sheets as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor)	78
	Consolidated Statements of Operations for the Period of January 29, 2011 to December 31, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor), and the Years Ended December 31, 2010 and 2009 (Predecessor)	79
	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Period of January 29, 2011 to December 31, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor), and the Years Ended December 31, 2010 and 2009 (Predecessor)	80
	Consolidated Statements of Cash Flows for the Period of January 29, 2011 to December 31, 2011 (Successor), the Period of January 1, 2011 to January 28, 2011 (Predecessor), and the Years Ended December 31, 2010 and 2009 (Predecessor)	82
	Notes to Consolidated Financial Statements	84
	Reports of Independent Registered Public Accounting Firm	126
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	130
Item 9A.	Controls and Procedures	130
Item 9A(T).	Controls and Procedures	131
Item 9B.	Other Information	131

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	131
Item 11.	Executive Compensation	131
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters	131
Item 13.	Certain Relationships and Related Transactions, and Director Independence	131
Item 14.	Principal Accounting Fees and Services	131

PART IV

Item 15.	Exhibits and Financial Statement Schedules	132
Signatures

Index
PART I

As used in this document, the terms “we,” “us,” “our,” and “Company” mean Capital Bank Corporation and its subsidiaries and/or management (unless the context indicates another meaning); the terms “Bank,” “Capital Bank, NA” and “Capital Bank” means Capital Bank, National Association (unless the context indicates another meaning). Throughout this document, the banking operations are generally discussed from the perspective of the management of the Company including management of affiliated banks that ultimately merged with and into Capital Bank, NA.

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

ITEM 1.  BUSINESS

The Company

Capital Bank Corporation (the “Company”) is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Capital Bank (“Old Capital Bank”), a state-chartered banking corporation that was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Company also serves as the holding company for CB Trustee, LLC and has interests in three trusts, Capital Bank Statutory Trust I, II and III (hereinafter collectively referred to as the “Trusts”). These Trusts are not consolidated with the financial statements of the Company. CB Trustee, LLC was established to facilitate the administration of deeds of trust relating to real property used as collateral to secure loans made by Old Capital Bank and has no assets, liabilities, operational income or expenses. Capital Bank Investment Services, Inc. currently has no operations and is inactive, but remains a subsidiary of the Company.

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

On June 30, 2011, Old Capital Bank merged (the “Bank Merger”) with and into NAFH National Bank (“NAFH Bank”), a national banking association and wholly-owned subsidiary of Capital Bank Financial Corp. (“CBF,” formerly known as “North American Financial Holdings, Inc.”), with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA,” “Capital Bank” or the “Bank”). CBF currently owns approximately 83% of the Company’s common stock. Upon closing of the CBF Investment, R. Eugene Taylor, CBF’s Chief Executive Officer, Christopher G. Marshall, CBF’s Chief Financial Officer, and R. Bruce Singletary, CBF’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional CBF-designated members (Peter N. Foss and William A. Hodges).

Index
Prior to the Bank Merger, the Company operated 32 branch offices in North Carolina: five in Raleigh, four in Asheville, four in Fayetteville; three in Burlington, three in Sanford, two in Cary, and one each in Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Pittsboro, Siler City, Wake Forest and Zebulon. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

CBF Investment

On January 28, 2011 (the “Transaction Date”), the Company completed the issuance and sale of 71,000,000 shares of its common stock to CBF for $181,050,000 million in cash (the “CBF Investment”). In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) were repurchased.

Pursuant to the CBF Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations (the “Rights Offering”). The Company issued 1,613,165 shares of common stock in exchange for $4,113,570.75 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

Push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. Push-down accounting is required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate for this transaction, and as such, has applied the acquisition method of accounting due to CBF’s acquisition of 85% of the Company’s outstanding common stock on January 28, 2011.

The most significant fair value adjustments resulting from the application of the acquisition method of accounting were made to loans. Accounting guidance requires that all loans held by the Company on the Transaction Date be recorded at their fair value. The fair value of these acquired loans takes into account both the differences in loan interest rates and market rates and any deterioration in their credit quality. Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date. As of January 28, 2011, certain loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected. Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30. The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

As a result of the adjustments required by the acquisition method of accounting, the Company’s balances and activity in the Company’s consolidated financial statements prior to the CBF Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the CBF Investment have been labeled with “Successor Company.” Balances and activity prior to the CBF Investment (Predecessor Company) are not comparable to balances and activity from periods subsequent to the CBF Investment (Successor Company) due to new accounting bases as a result of recording them at their fair values as of the CBF Investment date rather than their historical cost basis. To call attention to this lack of comparability, the Company has placed a black line between Successor Company and Predecessor Company columns in the Consolidated Financial Statements, the tables in the notes to the statements, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bank Mergers

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, NA. On September 7, 2011, CBF acquired a controlling interest in Green Bankshares, Inc. (“Green Bankshares”) and merged its banking subsidiary, GreenBank, with and into Capital Bank, NA. Following the GreenBank merger, Capital Bank, NA is now owned by the Company, CBF, TIB Financial Corp. (“TIB Financial”), and Green Bankshares. CBF is the owner of approximately 83% of the Company’s common stock, approximately 94% of TIB Financial’s common stock and approximately 90% of Green Bankshares’ common stock.

Index
Capital Bank, NA was formed on July 16, 2010 in connection with the purchase and assumption of assets and deposits of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina), (collectively, the “Failed Banks”) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. On April 29, 2011, Capital Bank, NA merged with TIB Bank, then a wholly-owned subsidiary of TIB Financial.

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of December 31, 2011, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million.

The Bank Merger, the preceding merger of TIB Bank and Capital Bank, NA, and the succeeding merger of GreenBank and Capital Bank, NA were restructuring transactions between commonly-controlled entities. At the time of the Bank Merger, due to the deconsolidation of Old Capital Bank, the balance of accumulated other comprehensive income was reclassified to common stock within shareholders’ equity. Immediately following the Bank Merger, on June 30, 2011, CBF, the Company and TIB Financial made cash contributions of additional capital to Capital Bank, NA of $4.7 million, $6.1 million and $5.2 million, respectively, in proportion to their respective ownership interests in Capital Bank, NA. On September 30, 2011, the Company made a $10.0 million contribution of additional capital to Capital Bank, NA in exchange for additional shares of Capital Bank, NA. These capital contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

The Company reports its investment in Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment in that entity. As of December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $243.7 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of December 31, 2011 (Successor). In the successor period from June 30, 2011 to December 31, 2011, the Company increased the equity investment balance by $4.0 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $771 thousand based on its equity in Capital Bank, NA’s other comprehensive income.

Potential Merger of the Company and CBF

On September 1, 2011, the Boards of Directors of CBF and the Company approved and adopted a merger agreement. The merger agreement provides for the merger, following the receipt of shareholder approval by the Company’s shareholders (including CBF), of the Company with and into CBF, with CBF continuing as the surviving entity (the “merger”). In the merger, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or the Company, will be converted into the right to receive 0.1354 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of the Company’s common stock will be entitled to receive cash in lieu thereof.

Since CBF is the majority shareholder of the Company, CBF will be able to determine the outcome of the shareholder vote needed to approve the merger.

Capital Bank, NA’s Business Strategy

Our business strategy is to build a mid-sized regional bank by operating, integrating and growing our existing operations as well as to acquire other banks, including failed, underperforming and undercapitalized banks and other complementary assets. We believe recent and continuing dislocations in the southeastern U.S. banking industry have created an opportunity for us to create a mid-sized regional bank that will be able to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks.

Operating Strategy

Our operating strategy emphasizes relationship banking focused on commercial and consumer lending and deposit gathering. We have organized operations under a line of business operating model, under which we have appointed experienced bankers to oversee loan and deposit production in each of our markets, while centralizing credit, finance, technology and operations functions. Our management team possesses significant executive-level leadership experience at Fortune 500 financial services companies, and we believe this experience is an important advantage in executing this regional, more focused, bank business model.

Index
Organic Loan and Deposit Growth

The primary components of our operating strategy are to originate high-quality loans and low-cost customer deposits. Our executive management team has developed a hands-on operating culture focused on performance and accountability, with frequent and detailed oversight by executive management of key performance indicators. We have implemented a sales management system for our branches that is focused on growing loans and core deposits in each of our markets. We believe that this system holds loan officers and branch managers accountable for achieving loan production goals, which are subject to the conservative credit standards and disciplined underwriting practices that we have implemented as well as compliance, profitability and other standards that we monitor. We also believe that accountability is crucial to our results. Our executive management monitors production, credit quality and profitability measures on a quarterly, monthly, weekly and, in some cases, daily basis and provides ongoing feedback to our business unit leaders. During 2011, we originated $728.4 million of new commercial and consumer loans. During this period, the Bank also grew its core deposits by $265.4 million (or 29.3% annualized growth) excluding the initial increase in deposits resulting from CBF’s acquisitions of Capital Bank Corporation and Green Bankshares.

The current market conditions have forced many banks to focus internally, which we believe creates an opportunity for organic growth by strongly capitalized banks such as ourselves. We seek to grow our loan portfolio by offering personalized customer service, local market knowledge and a long-term perspective. We have selectively hired experienced loan officers with local market knowledge and existing client relationships. Additionally, our executive management team takes an active role in soliciting, developing and maintaining client relationships.

Efficiency and Cost Savings

Another key element of our strategy is to operate efficiently by carefully managing our cost structure and taking advantage of economies of scale afforded by our acquisitions to control operating costs. We have been able to reduce headcount by consolidating duplicative operations of the acquired banks and streamlining management. In addition, we expect to recognize additional cost savings now that we have fully integrated Green Bankshares with the rest of CBF’s business. We plan to further improve efficiency by boosting the productivity of our sales force through our focus on accountability and employee incentives and through selective hiring of experienced loan officers with existing books of business.

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total noninterest expense divided by net revenue (net interest income plus noninterest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of financial institutions. Capital Bank, NA’s efficiency ratio for 2011 was 69.9%, which was impacted by $7.6 million of conversion expenses due to integration of the acquired banks. Excluding the impact of these items, Capital Bank, NA’s adjusted efficiency ratio for 2011 was 66.6%. The adjusted efficiency ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our business and our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. The adjusted efficiency ratio, which equals adjusted noninterest expense (noninterest expense less conversion expense) divided by net revenue (net interest income plus noninterest income), for the year ended December 31, 2011 is as follows:

Capital Bank, NA	Efficiency Ratio
December 31, 2011	Non-adjusted	Adjusted
(Dollars in thousands)

Noninterest expense	$163,710	$163,710
Less: conversion expense	–	(7,620)
Noninterest expense, adjusted	163,710	156,090

Net interest income	193,598	193,598
Noninterest income	40,660	40,660
Net revenue	$234,258	$234,258

Efficiency ratio	69.9%	66.6%

Index
Capital Bank, NA’s Acquisition and Integration Strategy

Acquisition and Integration Strategy

We seek acquisition opportunities consistent with our business strategy that we believe will produce attractive returns for our stockholders. We plan to pursue acquisitions that position us in southeastern U.S. markets with attractive demographics and business growth trends, expand our branch network in existing markets, increase our earnings power or enhance our suite of products. Our future acquisitions may include distressed assets sold by the FDIC or another seller where our operations, underwriting and servicing capabilities or management experience give us an advantage in evaluating and resolving the assets.

Our acquisition process begins with detailed research of target institutions and the markets they serve. We then draw on our management team’s extensive experience and network of industry contacts in the southeastern region of the United States. Our research and analytics team, led by our Chief of Investment Analytics and Research, maintains lists of priority targets for each of our markets. The team analyzes financial, accounting, tax, regulatory, demographic, transaction structures and competitive considerations for each target and prepares acquisition projections for review by our executive management team and Board of Directors.

As part of our diligence process in connection with potential acquisitions, we undertake a detailed portfolio- and loan-level analysis conducted by a team of experienced credit analysts led by our Chief Risk Officer. In addition, our executive management team engages the target management teams in active dialogue and personally conducts extensive on-site diligence at target branches.

Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allows us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using our procedures, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated Capital Bank Corporation in July 2011 and Green Bankshares in February 2012.

Sound Risk Management

Sound risk management is an important element of our commercial/retail bank business model and is overseen by our Chief Risk Officer, Bruce Singletary, who has over 19 years of experience managing credit risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Mr. Singletary has created a special assets division with 35 employees to work out or dispose of legacy problem assets using a detailed process taking into account a borrower’s repayment capacity, available guarantees, collateral value, interest accrual and other factors. We believe our risk management policies establish conservative regulatory capital ratios, robust liquidity (including contingency planning), limitations on wholesale funding (including brokered CDs, holding company debt and advances from the FHLB), and restrictions on interest rate risk.

Our Competitive Strengths

•
Experienced and Respected Management Team with a Successful Track Record. Members of our executive management team and Board of Directors have served in executive leadership roles at Fortune 500 financial services companies, including Bank of America, Fifth Third Bancorp and Morgan Stanley. The executive management team has extensive experience overseeing commercial and consumer banking, mergers and acquisitions, systems integrations, technology, operations, credit and regulatory compliance. Many members of our executive management team are from the southeastern region of the United States and have an extensive network of contacts with banking executives, existing and potential customers, and business and civic leaders throughout the region. We believe our executive management team’s reputation and track record give us an advantage in negotiating acquisitions and hiring and retaining experienced bankers.

Index
•
Growth-Oriented Business Model. Our executive management team seeks to foster a strong sales culture with a focus on developing key client relationships, including direct participation in sales calls, and through regular reporting and accountability while emphasizing risk management. Our executive management and line of business executives monitor performance on a quarterly, monthly, weekly, and in some cases, daily basis, and our compensation plans reward core deposit and responsible commercial loan growth, subject to credit quality, compliance and profitability standards. We have an integrated, scalable core processing platform and centralized credit, finance and technology operations that we believe will support future growth. Our business model contributed to the Bank’s $728.4 million of commercial and consumer loan originations and $265.4 million in total deposit growth for 2011, excluding the initial increase in deposits resulting from CBF’s acquisitions of Capital Bank Corporation and Green Bankshares.

•
Highly Skilled and Disciplined Acquirer. CBF has executed six acquisitions in just 14 months. CBF integrated its first four investments into a common core processing platform within six months, the fifth in July 2011 and the sixth in February 2012. We believe our track record of completing and integrating transactions quickly has helped us negotiate transactions on more economically favorable terms. CBF has conducted due diligence on more than 82 financial institutions, many of which its diligence process indicated would not meet its strategic objectives.

•
Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2011, approximately 13% of our loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

•
Excess Capital and Liquidity. As a result of its private placements and the disciplined deployment of capital, we have ample capital with which to make acquisitions. As of December 31, 2011, CBF had a 13.2% tangible common equity ratio1 (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 12.5% Tier 1 leverage ratio, which provides CBF with $161.7 million in excess capital relative to the 10% Tier 1 leverage standard required under Capital Bank, NA’s operating agreement with the OCC. As of December 31, 2011, Capital Bank, NA had a 10.4% Tier 1 leverage ratio, a 15.7% Tier 1 risk-based ratio and a 16.7% total risk-based capital ratio. As of December 31, 2011, the Capital Bank had cash and securities equal to 21.6% of total assets, representing $426.9 million of liquidity in excess of our target of 15%, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of tangible common equity ratio.

•
Scalable Back-Office Systems. All of CBF’s acquired institutions operate on a single information processing system. Green Bankshares separately uses the same operating platform, which we have begun to integrate onto our common information processing system. Our systems are designed to accommodate all of our projected future growth and allow us to offer our customers virtually all of the services currently offered by the nation’s largest financial institutions, including state-of-the-art online banking. Enhancements made to our systems are included to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support.

Our Market Area

We view our market area as the southeastern region of the United States. Our six acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples) and Southeast Florida (Miami-Dade and the Keys). These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. Approximately 47% of our current branches are located in our target MSAs.

1
The tangible common equity ratio is a non-GAAP measure calculated as tangible common equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are calculated as total assets less goodwill and other intangible assets, net.

Index
Products and Services

Banking Services by Business Line

Capital Bank, NA has integrated each of CBF’s six acquisitions under a single line of business operating model. Under this model, we have appointed experienced bankers to oversee loan and deposit growth in each of our markets, while we have centralized other functions, including credit, finance, operations, marketing, human resources and information technology.

The Commercial Bank

Our commercial bank business consists of teams of commercial loan officers operating under the leadership of commercial banking executives in Florida, the Carolinas and Tennessee. The commercial banking executives are responsible for production goals for loans, deposits and fees. They work with senior credit officers to ensure that loan production is consistent with our loan policies and with financial officers to ensure that loan pricing is consistent with our profitability goals. We focus our commercial bank business on loan originations for established small and middle-market businesses with whom we develop personal relationships that we believe give us a competitive advantage and differentiates us from larger banking institutions. In addition, our commercial lending teams coordinate with personnel in our consumer bank business to provide personal loans and other services to the owners and managers and employees of the bank’s commercial clients. At December 31, 2011, commercial loans totaled $2.9 billion (or 67.0% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied commercial real estate construction and term loans;

•	working capital loans and lines of credit;

•	demand, term and time loans; and

•	equipment, inventory and accounts receivable financing.

During 2011, Capital Bank originated $561.8 million of new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

The Consumer Bank

Our consumer bank business consists of Capital Bank, NA’s retail banking branches and associated businesses. Similar to our commercial bank business, we have organized the consumer bank by geographical market, with divisions consisting of our Florida, Carolinas and Tennessee branches. Each division reports to a consumer banking executive responsible for achieving core deposit and consumer loan growth goals. Pricing of our deposit products is reviewed and approved by our asset-liability committee and the standards for consumer loan credit quality are documented in our loan policy and reviewed by our credit executives.

We seek to differentiate our consumer bank business from competitors through the personalized service offered by our branch managers, customer service representatives, tellers and other staff. We offer various services to meet the needs of our customers, including checking, savings and money market accounts, certificates of deposit and debit and credit cards. Our products are designed to foster relationships by rewarding our best customers for desirable activities such as debit card transactions, e-statements and direct deposit. In addition to traditional products and services, we offer competitive technology in Internet banking services, which we plan to further upgrade in order to keep pace with technological improvements. Consumer loan products we offer include:

•	home equity lines of credit;

•	residential first lien mortgages;

•	second lien mortgages;

•	new and used auto loans;

•	new and used boat loans;

Index
•	overdraft protection; and

•	unsecured personal credit lines.

Branch managers and their staff are charged with growing core deposits with a special focus on new demand deposit accounts and expected to conduct outbound telephone campaigns, generate qualified referrals, collaborate with business partners in the commercial lending teams and evaluate, and make informed decisions with respect to, existing and prospective customers. In 2011, the Bank generated organic core deposit growth of $265.4 million (or 29.3% annualized growth) excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corporation and Green Bankshares. As of December 31, 2011, consumer loans totaled $1.4 billion. During 2011, the Bank originated $166.6 million of new consumer loans.

Ancillary Fee-Based Businesses

Mortgage Banking

Through our newly established mortgage banking business, we aim to originate high-quality loans for customers who are willing to establish a deposit relationship with us. The mortgage loans in our portfolio that do not meet this criterion are sold in to the secondary market to buyers, such as Fannie Mae and Freddie Mac, and provide an additional source of fee income. Our mortgage banking capabilities include conventional and nonconforming mortgage underwriting and construction and permanent financing.

Private Banking, Trust and Investment Management

We offer private banking and wealth management services to affluent clients, business owners and retirees, building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income. Through private banking, we offer deposit products, commercial and consumer loans, including mortgage financing, and investment accounts providing access to a wide range of mutual funds, annuities and other financial products, as well as access to our affiliate, Naples Capital Advisors, which is a registered investment advisor with approximately $102 million in assets under management as of December 31, 2011.

Lending Activities

We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars. A significant portion of our loan portfolio is related to real estate. As of December 31, 2011, loans related to real estate totaled $3.7 billion (or 86% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices. As of December 31, 2011, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 21%, 21%, 19% and 11%, respectively, of our $4.3 billion loan portfolio.

We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by the CBF Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that enhance a balanced, diversified portfolio. Management analyzes our commercial real estate concentrations by market and region on a regular basis in an attempt to prevent overexposure to any one type of commercial real estate loan and incorporates third-party real estate and market analysis to monitor market conditions. As of December 31, 2011, the carrying value of our commercial real estate loans in North Carolina, South Carolina, Florida, Tennessee and Virginia totaled $699.2 million, $303.6 million, $794.4 million, $596.0 million and $15.8 million, respectively. At December 31, 2011, commercial real estate loans in all regions totaled $2.4 billion (21% of which was owner occupied commercial real estate). We have recently tightened underwriting and pricing standards for indirect auto and residential mortgage lending and deemphasized originations of commercial real estate mortgages.

We believe that early detection of potential credit problems through regular contact with our clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. Our approach to proactively manage credit quality is to aggressively work with customers for whom a problem loan has been identified and assist in resolving issues before a default occurs.

Index
A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, other than non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. From December 31, 2010 to December 31, 2011, the Bank’s loan portfolio grew organically by $107.9 million (or 6.2% annualized growth), excluding the initial increase in loans resulting from the acquisitions of Capital Bank Corporation and Green Bankshares, with $728.4 million in new originations partially offset by pay-downs, dispositions and charge-offs. Additionally, we are working to reduce excessive concentrations in commercial real estate, which characterized our acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio. It is our long-term goal to reduce the commercial real estate concentration to approximately 20% of our total loan portfolio.

In addition, we operate an indirect auto lending business which originates loans for new and used cars through relationships with dealers in Southwest Florida, Southeast Florida, the Florida Keys and Tennessee. Loans are approved subject to review of FICO credit scores, vehicle age, and loan-to-value. We are in the process of implementing an expert scoring model which will include additional proprietary underwriting factors. We set pricing for loans based on credit score, vehicle age, and loan term. As of December 31, 2011, we had $87.2 million of indirect auto loans.

Deposits

Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit base through brokered deposits. At December 31, 2011, total deposits were $5.1 billion of which $5.0 billion (or 97%) were non-brokered deposits and $143.1 million (or 3%) were brokered deposits. At December 31, 2011, our core deposits (total deposits less time deposits) consisted of $683.3 million of noninterest checking accounts, $1.1 billion of negotiable order of withdrawal accounts, $296.4 million of savings accounts and $868.4 million of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.

Investing Activities

Investment securities represent a significant portion of Capital Bank, NA’s assets. The Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities. Our investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by the Bank’s Asset-Liability Committee (“ALCO”), which meets regularly to review the economic environment and establish investment strategies.

Investment strategies are reviewed by ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Bank. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Marketing

Our marketing activities support all of our products and services described above. Historically, most of our marketing efforts have supported our real estate mortgage, commercial and retail banking businesses. Our marketing strategy aims to:

Index
•	capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors in both the commercial and residential mortgage lending businesses;

•	meet our growth objectives based on current economic and market conditions;

•	attract core deposits held in checking, savings, money market and certificate of deposit accounts;

•	provide customers with access to our local executives;

•	appeal to customers in our region who value quality banking products and personal service;

•	pursue commercial and industrial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

•	cross-sell our products and services to our existing customers to leverage our relationships, grow fee income and enhance profitability;

•	utilize existing industry relationships cultivated by our senior management team; and

•	adhere to safe and sound credit standards.

We use a variety of targeted marketing media including the Internet, print, direct mail and financial newsletters. Our online marketing activities include paid advertising, as well as cross-sale marketing through our website and Internet banking services. We believe our marketing strategy will enable us to take advantage of lower average customer acquisition costs, build valuable brand awareness and lower our funding costs.

Information Technology Systems

We have made and continue to make investments in our information technology systems for our banking and lending operations and cash management activities. We seek to integrate our acquisitions quickly and successfully and believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience and to provide scale for future growth and acquisitions. Our enhancements are tailored to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support. We work closely with certain third-party service providers to which we outsource certain of our systems and infrastructure. We use the Jack Henry SilverLake System as our banking platform and believe that the scalability of our infrastructure will support our growth strategy and that this platform will support our growth needs.

Competition

The financial services industry in general and our primary markets of South Florida, Tennessee and the Carolinas are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. Our largest competitors include Bank of America, Wells Fargo, BB&T, First Citizens, Royal Bank of Canada, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, JPMorgan Chase, Citigroup, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, customer service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and customer service.

Employees

At December 31, 2011, Capital Bank, NA had over 1,375 full-time employees and 165 part-time employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be adequate.

Index
Facilities and Real Estate

Capital Bank, NA currently leases approximately 263,000 square feet of office and operations space in North Carolina, Florida and South Carolina. We operate 35 branches in Florida, 32 in North Carolina, 12 in South Carolina, 63 in Tennessee and one in Virginia. Of these branches, 42 were leased and the rest were owned. In addition, the Bank owns approximately 110,000 square feet and leases approximately 100,000 square feet of non-branch office space. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

Related Person Transactions

Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are involved are customers of and borrowers from the Bank. As of December 31, 2011, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $13.1 million. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Due to the Bank Merger, the Company reported no loans or deposits on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

Supervision and Regulation

The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries. Investors should understand that the primary objectives of the U.S. bank regulatory regime are the protection of depositors and consumers and maintaining the stability of the U.S. financial system, and not the protection of stockholders.

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve. Our national bank subsidiary (which will be our sole bank subsidiary following the reorganization) is subject to supervision and regulation by the OCC, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”) and the FDIC. In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal regulators, including the OCC, the Federal Reserve, the CFPB and the FDIC.

The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and changes in them, including changes in how they are interpreted or implemented, could have material effects on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. These issuances also may affect the conduct of our business or impose additional regulatory obligations. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Bank Holding Company Regulations

Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the BHCA. As a bank holding company, we are subject to regulation under the BHCA and to examination, supervision and enforcement by the Federal Reserve. While subjecting us to supervision and regulation, we believe that being a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and distressed financial institutions, seized assets and deposits and FDIC auctions. Federal Reserve jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company, such as subsidiaries and other companies in which the bank holding company makes a controlling investment.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of Capital Bank or other depository institutions we control. They may also limit the fees and prices Capital Bank charges for its consumer services.

Index
Capital Bank, NA as a National Bank

Capital Bank is a national bank and is subject to supervision (including regular examination) by its primary banking regulator, the OCC. Retail operations of the bank are also subject to supervision and regulation by the CFPB. Capital Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”) up to applicable limits in the manner and extent provided by law. Capital Bank is subject to the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”), and FDIC regulations relating to deposit insurance and may also be subject to supervision by the FDIC under certain circumstances.

OCC Operating Agreement and FDIC Order

Capital Bank is subject to specific requirements pursuant to the OCC Operating Agreement, which it entered into with the OCC in connection with our acquisition of the Failed Banks. The OCC Operating Agreement requires, among other things, that Capital Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of Capital Bank.

Capital Bank (and, with respect to certain provisions, CBF) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our applications for deposit insurance for the Failed Banks. The FDIC Order requires, among other things, that during the first three years following our acquisition of the Failed Banks, Capital Bank must obtain the FDIC’s approval before implementing certain compensation plans and submit updated business plans and reports of material deviations from those plans to the FDIC. Additionally, the FDIC Order requires that Capital Bank maintain Tier 1 common equity (a non-GAAP measure) to total assets of at least 10% during such three-year period and after such three-year period to remain “well capitalized.”

A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations. As of December 31, 2011, Capital Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal regulatory approval before we can acquire an institution or business. Specifically, a bank holding company must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the bank holding company owning or controlling more than 5% of any class of voting securities of a bank or another bank holding company. In acting on such applications of approval, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the CRA; the effect of the acquisition on the stability of the United States banking or financial system; and the effectiveness of the applicant in combating money laundering activities. Our ability to make investments in depository institutions will depend on our ability to obtain approval of the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution.

Broad Supervision and Enforcement Powers

The Federal Reserve, the OCC and the FDIC have broad supervisory and enforcement authority with regard to bank holding companies and banks, including the power to conduct examinations and investigations, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. The CFPB similarly has broad regulatory supervision and enforcement authority with regard to consumer protection matters affecting us or our subsidiaries. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting and filing requirements.

Index
Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things: enjoin “unsafe or unsound” practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors and terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s depository insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

Interstate Banking

Interstate Banking for State and National Banks

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (which we refer to as the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is located would permit the establishment of the branch if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank.

Bank Holding Companies as a Source of Strength

Federal Reserve law requires that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, to commit resources to support each such controlled bank.

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because we are a bank holding company, we (and our consolidated assets) are viewed as a source of financial and managerial strength for any controlled depository institutions, such as Capital Bank.

The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. The Dodd-Frank Act requires that federal banking regulators propose implementing regulations no later than July 21, 2011. Under this requirement, in the future we could be required to provide financial assistance to Capital Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of Capital Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in Capital Bank to cover the deficiency.

Index
In addition, capital loans by us to Capital Bank will be subordinate in right of payment to deposits and certain other indebtedness of Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If our insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Regulatory Capital Requirements

In General

Bank regulators view capital levels as important indicators of an institution’s financial soundness. FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory judgment on an institution’s capital adequacy is based on the regulator’s individualized assessment of numerous factors.

As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The FDIC also may impose these requirements on Capital Bank and other depository institution subsidiaries that we may acquire or control in the future. The FDI Act requires that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition.

Quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. There are three categories of capital under the guidelines. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities issued before May 19, 2010, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes, on securities available for sale). Tier 2 capital includes preferred stock and trust preferred securities not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of the total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt. See “—Changes in Laws, Regulations or Policies and the Dodd-Frank Act.”

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real estate-related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivatives are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. For certain recourse obligations, direct credit substitutes, residual interests in asset securitization and other securitized transactions that expose institutions primarily to credit risk, the capital amounts and classification under the guidelines are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 6% and 10%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be deemed “well capitalized.” The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

Index
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the Federal Reserve considers a “tangible Tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities. In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdictions. These guidelines provide for a minimum leverage ratio of 5% for banks to be deemed “well capitalized.” Our regulatory capital ratios and those of Capital Bank are in excess of the levels established for “well-capitalized” institutions.

As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes. We cannot be certain what the impact of changes to existing capital guidelines will have on us or Capital Bank.

Basel I, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to us and our subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks and bank holding companies (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II will not apply to us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase in arrangements for a strengthened set of capital requirements, known as Basel III. While the timing and scope of any U.S. implementation of Basel III remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to us and Capital Bank.

New Minimum Capital Requirements. Subject to implementation by the U.S. federal banking agencies, Basel III would be expected, among other things, to increase required capital ratios of banking institutions to which it applies, as follows:

•
Minimum Common Equity. The minimum requirement for common equity, the highest form of loss absorbing capital, would be raised from the current 2.0% level, before the application of regulatory adjustments, to 3.5% as of January 11, 2013 and 4.5% by January 1, 2015 after the application of stricter adjustments. The “capital conversion buffer,” discussed below, would cause required total common equity to rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer”).

•
Minimum Tier 1 Capital. The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, would increase from 4.0% to 4.5% by January 1, 2013, and 6.0% by January 1, 2015. Total Tier 1 capital would rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer, as discussed below).

•	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement would increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

•
Capital Conservation Buffer. The capital conservation buffer would add 2.5% to the regulatory minimum common equity requirement (adding 0.625% during each of the three years beginning in January 1, 2016 through January 1, 2019). The buffer would be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

Index
•
Countercyclical Buffer. Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss-absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide buildup of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the capital conservation buffer range.

•
Regulatory Deductions from Common Equity. The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions, mortgage-servicing rights, and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phaseout over a 10-year period beginning January 1, 2013.

•
Non-Risk-Based Leverage Ratios. These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure that includes balance sheet assets, net of provisions and valuation adjustments, as well as potential future exposure to off-balance sheet items, such as derivatives. Basel III also includes both short- and long-term liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2016 and the rules to be fully phased in by January 1, 2019.

In November 2010, Basel III was endorsed by the Group of Twenty (G-20) Finance Ministers and Central Bank Governors and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the G-20 leaders. In January 2011, the Basel Committee issued further guidance on the qualification criteria for inclusion in Tier 1 capital. The federal banking agencies will likely implement changes to the current capital adequacy standards applicable to us and our bank subsidiary in light of Basel III. If adopted by federal banking agencies, Basel III could lead to higher capital requirements, including a restrictive leverage ratio and new liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rule-making and implementation by the U.S. banking regulators.

Prompt Corrective Action

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

Federal Reserve Board regulations require that each bank maintain reserve balances on deposits with the Federal Reserve Bank.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Banks.

Index
Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the DIF, which is currently underfunded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in noninterest-bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act requires the DIF to reach a reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

Continued action by the FDIC to replenish the DIF as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. Capital Bank may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.

Permitted Activities and Investments by Bank Holding Companies

The BHCA generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (which we refer to as the “GLB Act”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities. We have not yet determined whether it would be appropriate or advisable in the future to become a financial holding company.

Index
Privacy Provisions of the GLB Act and Restrictions on Cross-Selling

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different companies that we own or may come to own for the purpose of cross-selling products and services among companies we own. A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act, the PATRIOT Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Capital Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or Capital Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The Dodd-Frank Act creates the CFPB, a new independent bureau that will have broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB will have authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, will be subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s exclusive examination authority and primary enforcement authority.

Index
The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low-and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Changes in Laws, Regulations or Policies and the Dodd-Frank Act

Various federal, state and local legislators introduce from time to time measures or take actions that would modify the regulatory requirements or the examination or supervision of banks or bank holding companies. Such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations or financial condition.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act:

•	Source of Strength. The Dodd-Frank Act requires all companies that directly or indirectly control a depository institution to serve as a source of strength for the institution.

•
Limitation on Federal Preemption. The Dodd-Frank Act may limit the ability of national banks to rely upon federal preemption of state consumer financial laws. Under the Dodd-Frank Act, the OCC will have the ability to make preemption determinations only if certain conditions are met and on a case-by-case basis. The Dodd-Frank Act also eliminates the extension of preemption to operating subsidiaries of national banks. However, the Dodd-Frank Act preserves certain preemption standards articulated by the U.S. Supreme Court and existing interpretations thereunder, as well as express preemption provisions in other federal laws (such as the Equal Credit Opportunity Act and the Truth in Lending Act) that specifically address the application of state law in relation to that federal law. The Dodd-Frank Act authorizes state enforcement authorities to bring lawsuits under state law against national banks and authorizes suits by state attorney generals against national banks to enforce rules issued by the CFPB. With this broad grant of enforcement authority to states, institutions, including national banks, could be subject to varying and potentially conflicting interpretations of federal law by various state attorney generals, state regulators and the courts.

•
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. The Dodd-Frank Act also generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgages and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act creates the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank customers. For banking organizations with assets of more than $10 billion, the CFPB has exclusive rule-making and examination and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

Index
•
Deposit Insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also provides unlimited deposit coverage for noninterest-bearing transaction accounts until January 1, 2013. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under these amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

•
Transactions with Affiliates and Insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

•
Interchange Fees. Under the so-called Durbin Amendment of the Dodd-Frank Act, interchange transaction fees that a card issuer receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. Banks that have less than $10 billion in assets are exempt from the interchange transaction fee limitation. On June 29, 2011, the Federal Reserve issued a final rule establishing standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and prescribing regulations to ensure that network fees are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Board also approved on June 29, 2011 an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards set out in the interim final rule. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. Finally, merchants will be able to set minimum dollar amounts for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash.

Many of the requirements of the Dodd-Frank Act will be implemented over time, and most will be subject to regulations implemented over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies and through regulations, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

Directors and Executive Officers

Set forth below is information concerning our directors and executive officers. The members of our Board of Directors are elected by the shareholders, and CBF holds approximately 83% of the voting power for election of directors. So long as our Board of Directors consists of less than nine members, it will not be divided into separate classes and each member will be elected by our shareholders annually for a one-year term. Each director and executive officer will hold office until his death, resignation, retirement, removal, disqualification, or until his successor is elected (or appointed) and qualified. All ages below are as of March 20, 2012.

Index

Name	Position

R. Eugene Taylor	President, Chief Executive Officer and Chairman of the Board
Christopher G. Marshall	Executive Vice President, Chief Financial Officer and Director
R. Bruce Singletary	Executive Vice President, Chief Risk Officer and Director
Charles F. Atkins	Director
Peter N. Foss	Director
William A. Hodges	Director
Oscar A. Keller III	Director

R. Eugene Taylor. Mr. Taylor, who is 64, is the Chairman and Chief Executive Officer of CBF. Mr. Taylor assumed the title of Chief Executive Officer of Capital Bank Corporation and Old Capital Bank [Capital Bank, formerly a wholly-owned subsidiary of the Company (“Old Capital Bank”)], and was appointed Chairman of the Board of Directors of Capital Bank Corporation and Old Capital Bank on January 28, 2011 upon CBF’s designation pursuant to the Investment Agreement. Prior to founding CBF in 2009, Mr. Taylor spent 38 years at Bank of America Corp. and its predecessor companies, most recently as the Vice Chairman of the firm and President of Global Corporate & Investment Banking. Mr. Taylor also served on Bank of America’s Risk & Capital and Management Operating Committees. He originally joined Bank of America in 1969 as a credit analyst. He served in branch offices, marketing and management positions across North Carolina and Florida. In 1990, Mr. Taylor was named President of the Florida Bank and, in 1993, President of NationsBank Corp. in Maryland, Virginia and the District of Columbia. In 1998, Mr. Taylor was appointed to lead Consumer and Commercial Banking operations in the legacy Bank of America Western U.S. footprint. He subsequently returned to Charlotte, North Carolina to create a national banking unit and, in 2001, was named President of Bank of America Consumer & Commercial Banking. In 2004, Mr. Taylor assumed responsibility for the organization’s combined commercial banking businesses known as Global Business & Financial Services, before being named Vice Chairman of Bank of America and President of Global Corporate & Investment Banking in 2005. Most recently, Mr. Taylor served as a Senior Advisor at Fortress Investment Group LLC. Mr. Taylor is the Chairman of the board of directors of Capital Bank, NA, and Chairman of the board of directors of TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a controlling interest. Mr. Taylor is a Florida native and received his Bachelor of Science in Finance from Florida State University.

Mr. Taylor brings to our Board of Directors valuable and extensive experience from managing and overseeing a broad range of operations during his tenure at Bank of America. His experience in leadership roles and activities in the Southeast qualifies him to serve as the Chairman of our Board of Directors.

Christopher G. Marshall. Mr. Marshall, who is 52, is the Chief Financial Officer of CBF. Mr. Marshall was appointed as a director on our Board of Directors and the board of directors of Old Capital Bank, and as Chief Financial Officer of both the Company and of Old Capital Bank on January 28, 2011 upon CBF’s designation pursuant to the Investment Agreement. From May to October 2009, Mr. Marshall served as a Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC, Inc. From July 2008 through March 2009, he also served as an advisor to The Blackstone Group L.P., providing advice and analysis for potential investments in the banking sector. From 2006 through 2008 Mr. Marshall served as the Chief Financial Officer of Fifth Third Bancorp. Mr. Marshall served as Chief Operations Executive of Bank of America’s Global Consumer and Small Business Bank from 2004 to 2006. Mr. Marshall also served as Bank of America’s Chief Financial Officer of the Consumer Products Group from 2003 to 2004, Chief Operating Officer of Technology and Operations from 2002 to 2003 and Chief Financial Officer of Technology and Operations from 2001 to 2002. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services from 1999 to 2001, where he was a key member of the integration team for the merger with AlliedSignal Inc., overseeing the integration of all finance, information technology and corporate and administrative functions. From 1995 to 1999, he served as Chief Financial Officer of AlliedSignal Technical Services Corporation. Prior to that, from 1987 to 1995, Mr. Marshall held several managerial positions at TRW, Inc. Mr. Marshall serves as a director of Capital Bank, NA, and as a director of TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a controlling interest. Mr. Marshall earned a Bachelor of Science degree in Business Administration from the University of Florida and obtained a Master of Business Administration degree from Pepperdine University.

Mr. Marshall brings to our Board of Directors extensive experience from service in leadership positions, including his tenure as Chief Financial Officer of Fifth Third Bancorp, and in other operating roles at both financial and non-financial companies.

Index
R. Bruce Singletary. Mr. Singletary, who is 61, is the Chief Risk Officer of CBF. Mr. Singletary was appointed as a director on our Board of Directors and the board of directors of Old Capital Bank, and as Chief Risk Officer of both the Company and of Old Capital Bank on January 28, 2011 upon CBF’s designation pursuant to the Investment Agreement. Prior to joining CBF, Mr. Singletary spent 32 years at Bank of America and its predecessor companies with the last 19 years in various credit risk roles. Mr. Singletary originally joined C&S National Bank as a credit analyst in Atlanta, Georgia in 1974. He served in various middle market line and credit functions. In 1991, Mr. Singletary was named Senior Credit Policy Executive of C&S Sovran, which was renamed NationsBank Corp. in January 1992 after its acquisition by North Carolina National Bank, for the geographic areas of Maryland, Virginia and the District of Columbia. Mr. Singletary led the credit function of NationsBank Corp. from 1992 to 1998 alongside Mr. Taylor, who served as President of this region from 1993 to 1998. In 1998, Mr. Singletary relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. In 2000, Mr. Singletary assumed credit responsibility for Bank of America’s middle market leveraged finance portfolio for the eastern half of the United States. In 2004, Mr. Singletary served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank. Mr. Singletary serves as a director of Capital Bank, NA, and as a director of TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a controlling interest. Mr. Singletary earned a Bachelor of Science degree in Industrial Management from Clemson University and obtained a Master of Business Administration degree from Georgia State University.

Mr. Singletary has substantial experience in the banking sector and brings a perspective reflecting many years of overseeing credit analysis at complex financial institutions, which qualify him to serve as a director.

Charles F. Atkins. Mr. Atkins, who is 63, has served as a director of Old Capital Bank since its inception in 1997 and was elected to serve as a director of the Company in 2003. He is currently, and has been for the past 21 years, President of Cam-L Properties, Inc., a commercial real estate development company located in Sanford, North Carolina.

Mr. Atkins has substantial experience with community banking, as he was an organizer of Old Capital Bank, and in his position with a real estate development company has developed an extensive understanding of certain real estate markets in which the Bank makes loans. During his tenure with the Company, he has obtained knowledge of the Company’s business, history and organization, which has enhanced his ability to serve as director.

Peter N. Foss. Mr. Foss, who is 68, serves on the Board of Directors of CBF and was appointed as a director on our Board of Directors on January 28, 2011 upon CBF’s designation pursuant to the Investment Agreement. Mr. Foss has been President of the General Electric Company’s Olympic Sponsorship and Corporate Accounts since 2003. In addition, Mr. Foss is General Manager for Enterprise Selling, with additional responsibilities for Sales Force Effectiveness and Corporate Sales Programs. He has been with GE for 32 years and, prior to his current position, served for six years as the President of GE Polymerland, a commercial organization representing GE Plastics in the global marketplace. Prior to GE Polymerland, Mr. Foss served in various commercial roles in the company, including introducing LEXAN® film in the 1970s, was the Market Development Manager on the ULTEM® introduction team in 1982. He has also served as the Regional General Manager for four of the GE Plastics regions, including leading the GE Plastics effort in Mexico in the mid-1990s. Mr. Foss serves as a director of Capital Bank, NA, and as a director of TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a controlling interest. Mr. Foss earned a Bachelor of Science degree in Chemistry from Massachusetts College of Pharmacy, Boston.

Mr. Foss’ extensive managerial and sales experience qualifies him to serve on our Board of Directors. His experience assists us in developing plans to expand and energize our sales and marketing activities.

William A. Hodges. Mr. Hodges, who is 63, serves on the Board of Directors of CBF and was appointed as a director on our Board of Directors on January 28, 2011 upon CBF’s designation pursuant to the Investment Agreement. Mr. Hodges has been President and Owner of LKW Properties LLC, a Charlotte-based residential land developer and homebuilder, since 2005. Prior to that, Mr. Hodges worked for over 30 years in various functions at Bank of America and its predecessors. From 2004 to 2005, he served as Chairman of Bank of America’s Capital Commitment Committee. Mr. Hodges served as Managing Director and Head of Debt Capital Markets from 1998 to 2004 and as Managing Director and Head of the Real Estate Finance Group from 1996 to 1998. Prior to Bank of America’s merger with NationsBank Corp., he served as Washington, D.C. Market President and Head of MidAtlantic Commercial Banking for NationsBank Corp. from 1992 to 1996. Mr. Hodges began his career at North Carolina National Bank, where he worked for 20 years in various roles, including Chief Credit Officer of Florida operations and as manager of the Real Estate Banking and Special Assets Groups. Mr. Hodges serves as a director of Capital Bank, NA, and as a director of TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a controlling interest. Mr. Hodges earned a Bachelor of Arts degree in History from the University of North Carolina at Chapel Hill and a Master of Business Administration degree in finance from Georgia State University.

Index
Mr. Hodges’ substantial experience in the banking and real estate sectors allows him to bring to the board a valuable perspective on matters that are of key importance to the discussions regarding the financial and other risks faced by the Company.

Oscar A. Keller III. Mr. Keller, who is 67, has served as a director of Old Capital Bank since its inception in 1997 and as Chairman of the Board of Directors of the Company from the Company’s inception through the closing of the Investment. He also serves as a director of Capital Bank Foundation, Inc. Mr. Keller was also a founding director of Triangle Bank from 1988 to 1998, and served on its executive committee and audit committee. Furthermore, he served as a director of Triangle Leasing Corp. from 1989 to 1992. He is currently, and has been for the past 15 years, Chief Executive Officer of Earthtec of NC, Inc., an environmental treatment facility founded in 1991 in Chicago, Illinois and in Sanford, North Carolina. Mr. Keller is also currently the Chairman of the Sanford Lee County Regional Airport Authority (Raleigh Executive Jet Port), Vice Chairman of Lee County Economic Development Corp. and a member of Triangle Regional Partnership Staying on Top 2 committee.

During his term as Chairman of the Board of Directors, Mr. Keller has had the opportunity to develop extensive knowledge of the Company’s business, history and organization which, along with his personal experience in markets that the Bank serves, has supplemented his ability to effectively contribute to the Board. Mr. Keller is a founder of the Old Capital Bank and a well regarded community leader in Sanford, North Carolina.

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

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks, including the risks described below as well as adverse business conditions and changes in regulations and the local, regional and national economic environment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections. This report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Risks Relating to the Potential Merger of Capital Bank Corporation and CBF

The potential merger has been approved without your vote.

CBF is the owner of approximately 83% of the Company’s common stock. Since CBF is the majority shareholder of the Company, CBF will be able to determine the outcome of the shareholder vote needed to approve the merger.

Neither CBF nor the Company has hired anyone to represent you and CBF has a conflict of interest in the merger.

CBF and the Company have not (1) negotiated the merger at arm’s length or (2) hired independent persons to negotiate the terms of the merger for you. Since CBF initiated and structured the merger without negotiating with the Company or any independent person and CBF has an interest in acquiring your shares at the lowest possible price, if independent persons had been hired, the terms of the merger may have been more favorable to you.

Index
Because there is currently no market for CBF’s Class A common stock and a market for CBF’s Class A common stock may not develop, you cannot be sure of the market value of the merger consideration you will receive.

Upon completion of the merger, each share of the Company’s common stock will be converted into merger consideration consisting of 0.1354 of a share of CBF’s Class A common stock. Prior to the initial public offering of CBF’s Class A common stock, which is expected to be completed substantially concurrently with the merger, there has been no established public market for CBF’s Class A common stock. An active, liquid trading market for CBF’s Class A common stock may not develop or be sustained following the initial public offering. If an active trading market does not develop, holders of CBF’s Class A common stock may have difficulty selling their shares at an attractive price, or at all. CBF has applied to have its Class A common stock listed on Nasdaq, but its application may not be approved. In addition, the liquidity of any market that may develop or the price that CBF’s stockholders may obtain for their shares of Class A common stock cannot be predicted. The initial public offering price for CBF’s Class A common stock will be determined by negotiations between CBF, its stockholders who choose to sell their shares in the initial public offering and the representative of the underwriters and may not be indicative of prices that will prevail in the open market following the offering.

The outcome of CBF’s initial public offering will affect the market value of the consideration the Company’s shareholders will receive upon completion of the merger. Accordingly, you will not know or be able to calculate the market value of the merger consideration you would receive upon completion of the merger. There will be no adjustment to the exchange ratio for changes in the anticipated outcome of CBF’s initial public offering or changes in the market price of the Company’s common stock.

If CBF completes the merger without completing its initial public offering, the size of the outstanding public float of CBF’s Class A common stock will be low and the value and liquidity of CBF’s common stock may be adversely affected.

While the merger is expected to be completed substantially concurrently with CBF’s initial public offering, CBF controls when the merger will take place and there can be no guarantee that CBF’s initial public offering will occur substantially concurrently with the merger or at all. If the merger is completed and CBF’s initial public offering is delayed or does not occur, there will be fewer publicly traded shares of CBF’s Class A common stock outstanding than if the initial public offering is completed as anticipated and, as a result, the value and liquidity of CBF’s shares of Class A common stock that you receive in the merger may be adversely affected.

The shares of CBF’s Class A common stock to be received by the Company’s shareholders as a result of the merger will have different rights than the shares of the Company’s common stock.

The rights associated with the Company’s common stock are different from the rights associated with CBF’s Class A common stock. For example, the Company’s Board of Directors is divided into two classes, with the term of office of one class expiring each year. CBF’s Board of Directors will not be classified at the time of the merger. In addition, as a North Carolina corporation, the Company is subject to provisions of North Carolina law that require a vote of at least two thirds of the Company’s shareholders to approve business combinations with certain large shareholders (these provisions do not apply to the merger because CBF owns approximately 83% of the Company’s common stock). These provisions do not apply to CBF because it is a Delaware corporation. In addition, the Company’s shareholders are permitted to act by written consent without a meeting, whereas CBF shareholders cannot act by written consent. Also, holders of at least 50% of the Company’s common stock may call a special meeting of Capital Bank Corporation’s shareholders, whereas special meetings of CBF shareholders can only be called by CBF’s Chairman, Chief Executive Officer or its Board of Directors.

Risks Relating to the Company’s Banking Operations

Continued or worsening general business and economic conditions could have a material adverse effect on CBF’s business, financial position, results of operations and cash flows.

Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or we experience worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although we are unable to predict the longer-term impact on such markets and the participants therein, it may be material and adverse.

Index
In addition, significant concern regarding the creditworthiness of some of the governments in Europe, most notably Greece, has contributed to volatility in financial markets in Europe and globally, and to funding pressures on some globally active European banks, leading to greater investor and economic uncertainty worldwide. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to a return to recessionary economic conditions and severe stress in the financial markets, including in the United States.

Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and cash flows.

The geographic concentration of our markets in the southeastern region of the United States makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, Capital Bank is a regional banking franchise concentrated in the southeastern region of the United States. Capital Bank operates branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2011, 32% of Capital Bank’s loans were in Florida, 26% were in North Carolina, 12% were in South Carolina, 29% were in Tennessee and 1% were in Virginia. A deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of Capital Bank’s portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, CBF, the Company and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and its ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership and experience in the banking industry of its Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks. The loss of service of Mr. Taylor or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our and CBF’s common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we or CBF will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although R. Eugene Taylor has entered into an employment agreement with CBF and it is expected that, prior to the completion of the initial public offering, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner will have entered into employment agreements with CBF, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of Capital Bank’s branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

Capital Bank’s loss sharing agreements impose restrictions on the operation of its business; failure to comply with the terms of the loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and Capital Bank is exposed to unrecoverable losses on the Failed Banks’ assets that it acquired.

In July 2010, Capital Bank purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of its revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets acquired in the acquisition of the Failed Banks. Capital Bank is subject to audit by the FDIC at its discretion to ensure it is in compliance with the terms of these agreements. Capital Bank may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.

Index
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

In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and CBF) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of CBF’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to CBF and the Company and to make changes to its capital structure. A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact our business, financial condition, liquidity and results of operations.

Any requested or required changes in how we determine the impact of loss share accounting on its financial information could have a material adverse effect on our reported results.

A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us, our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or the accountants or the regulatory agencies to whom we report require that management change or modify these assumptions, such change or modification could have a material adverse effect on our financial condition, operations or previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As a result of CBF’s recent acquisition of us, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Capital Bank’s interest income, interest expense and net interest margin (which were equal to $226.4 million, $32.8 million and 3.41%, respectively, for the year ended December 31, 2011) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities and Capital Bank’s noninterest income (which totaled $40.7 million as of December 31, 2011) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify its assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

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

Index
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

Recent economic and market developments and the potential for continued economic disruption present considerable risks to CBF and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact CBF’s business in general. Any failure to manage such credit risks may materially adversely affect CBF’s business and its consolidated results of operations and financial condition.

A significant portion of Capital Bank’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

A significant portion of Capital Bank’s loan portfolio is secured by real estate. As of December 31, 2011, approximately 84% of Capital Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in Capital Bank’s primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on Capital Bank’s profitability and asset quality. If Capital Bank is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected.

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

As of December 31, 2011, C&D loans totaled $509.3 million (or 12% of Capital Bank’s total loan portfolio), of which $86.0 million was for construction and/or development of residential properties and $423.3 million was for construction/development of commercial properties. As of December 31, 2011, non-performing C&D loans covered under FDIC loss share agreements totaled $39.4 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $94.9 million.

Index
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

As of December 31, 2011, Capital Bank’s non-owner occupied commercial real estate loans totaled $903.9 million (or 21% of its total loan portfolio). As of December 31, 2011, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $15.3 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $49.5 million.

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

As of December 31, 2011, Capital Bank’s commercial business loans totaled $1.4 billion (or 32% of its total loan portfolio). Of this amount, $902.8 million was secured by owner-occupied real estate and $465.8 million was secured by business assets. As of December 31, 2011, non-performing commercial business loans covered under FDIC loss share agreements totaled $29.8 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $67.7 million.

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

Index
Non-performing loans covered under loss share agreements with the FDIC totaled $124.2 million, and non-performing loans not covered under loss share agreements with the FDIC totaled $258.3 million as of December 31, 2011. Capital Bank maintains an allowance for loan losses with respect to loans it originates, which is a reserve established through a provision for loan losses charged to expense, which management believes is appropriate to provide for probable losses in Capital Bank’s loan portfolio. The amount of this allowance is determined by Capital Bank’s management team through periodic reviews. As of December 31, 2011, the allowance on loans covered by loss share agreements with the FDIC was $11.8 million, and the allowance on loans not covered by loss share agreements with the FDIC was $22.9 million. As of December 31, 2011, the ratio of Capital Bank’s allowance for loan losses to non-performing loans covered by loss share agreements with the FDIC was 9.5% and the ratio of its allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 8.9%.

The application of the acquisition method of accounting to CBF’s completed acquisitions impacted Capital Bank’s allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. Capital Bank may in the future determine that the estimates of fair value are too high, in which case Capital Bank would provide for additional loan losses associated with the acquired loans. As of December 31, 2011, the allowance for loan losses on purchased credit-impaired loan pools totaled $26.3 million, of which $11.8 million was related to loan pools covered by loss share agreements with the FDIC and $14.5 million was related to loan pools not covered by loss share agreements with the FDIC.

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

Capital Bank forecloses on and take title to the real estate serving as collateral for many of its loans as part of its business. Real estate owned by Capital Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2011, Capital Bank had $168.8 million of OREO. Increased OREO balances have led to greater expenses as costs are incurred to manage and dispose of the properties. Capital Bank’s management expects that its earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in Capital Bank’s statement of operations. Capital Bank’s management evaluates OREO properties periodically and writes down the carrying value of the properties if the results of such evaluations require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on Capital Bank’s financial condition and results of operations.

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

Index
Delinquencies and defaults in residential mortgages have increased, creating a backlog in courts and an increase in industry scrutiny by regulators, as well as resulting in proposed new laws and regulations governing foreclosures. Such laws and regulations might restrict or delay Capital Bank’s ability to foreclose and collect payments for single family residential loans under the loss sharing agreements.

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

Index
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

As of December 31, 2011, approximately 94% of Capital Bank’s investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2011, the fair value of Capital Bank’s investment securities portfolio was approximately $827.4 million. Factors beyond Capital Bank’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, Capital Bank has historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, Capital Bank may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on Capital Bank’s business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, Capital Bank may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its financial condition and results of operations.

Capital Bank has a significant deferred tax asset that may not be fully realized in the future.

Capital Bank’s net deferred tax asset totaled $164.2 million as of December 31, 2011. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If Capital Bank’s estimates and assumptions about future taxable income are not accurate, the value of its deferred tax asset may not be recoverable and may result in a valuation allowance that would impact the Bank’s earnings.

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

Index
Capital Bank may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

Capital Bank expects to depend on checking, savings and money market deposit account balances and other forms of customer deposits as its primary source of funding for the Bank’s lending activities. Capital Bank’s future growth will largely depend on its ability to retain and grow a strong deposit base. Because 43% of Capital Bank’s deposits as of December 31, 2011 were time deposits, it may prove harder to maintain and grow the Bank’s deposit base than would otherwise be the case. Capital Bank is also working to transition certain of its customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with Capital Bank, which could adversely affect its operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with Capital Bank is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if Capital Bank is able to grow and maintain its deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), Capital Bank could lose a relatively low cost source of funds, increasing its funding costs and reducing the Bank’s net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact Capital Bank’s growth strategy and results of operations.

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

Capital Bank’s ability to compete successfully depends on a number of factors, including:

•	the ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;

•	the ability to attract and retain qualified employees to operate the Bank’s business effectively;

•	the ability to expand the Bank’s market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Bank introduces new products and services relative to its competitors;

•	customer satisfaction with the Bank’s level of service; and

•	industry and general economic trends.

Index
Failure to perform in any of these areas could significantly weaken Capital Bank’s competitive position, which could adversely affect its growth and profitability, which, in turn, could harm the Bank’s business, financial condition and results of operations.

Capital Bank may be adversely affected by the soundness of other financial institutions

Capital Bank’s ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

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

Index
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

Capital Bank intends to complement and expand its business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by CBF or Capital Bank will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition and future prospects of the applicant and the banks involved;

•	the managerial resources of the applicant and the banks involved;

Index
•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); and

•	the effectiveness of the applicant in combating money laundering activities.

Such regulators could deny an application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to CBF or Capital Bank. For example, Capital Bank could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to CBF or Capital Bank or may reduce the benefit of any acquisition.

The success of future transactions will depend on CBF’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. Because of the significant competition for acquisition opportunities and the limited number of potential targets, CBF may not be able to successfully consummate acquisitions necessary to grow its business.

The success of future transactions will depend on CBF’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. There are significant risks associated with CBF’s ability to identify and successfully consummate transactions with target financial institutions. There are a limited number of acquisition opportunities, and CBF expects to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater technical, human and other resources than CBF and Capital Bank do, and CBF’s financial resources will be relatively limited when contrasted with those of many of these competitors. These organizations may be able to achieve greater cost savings through consolidating operations than CBF could. CBF’s ability to compete in acquiring certain sizable target institutions will be limited by its available financial resources. These inherent competitive limitations give others an advantage in pursuing the acquisition of certain target financial institutions. In addition, increased competition may drive up the prices for the types of acquisitions CBF intends to target, which would make the identification and successful consummation of acquisition opportunities more difficult. Competitors may be willing to pay more for target financial institutions than CBF believes are justified, which could result in CBF having to pay more for target financial institutions than it prefers or to forego target financial institutions. As a result of the foregoing, CBF may be unable to successfully identify and consummate future transactions to grow its business on commercially attractive terms, or at all.

Because the institutions CBF intends to acquire may have distressed assets, CBF may not be able to realize the value it predicts from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

Delinquencies and losses in the loan portfolios and other assets of financial institutions that CBF acquires may exceed its initial forecasts developed during the due diligence investigation prior to acquiring those institutions. Even if CBF conducts extensive due diligence on an entity it decides to acquire, this diligence may not reveal all material issues that may affect a particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, CBF fails to identify issues specific to an entity or the environment in which the entity operates, CBF may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in other reporting losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions CBF acquires and of CBF as a whole. If any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other of CBF’s subsidiaries or the CBF as a whole. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that CBF will be able to sell assets of target institutions if it determines it would be in its best interests to do so. The institutions CBF will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

The success of future transactions will depend on CBF’s ability to successfully combine the target financial institution’s business with CBF’s existing banking business and, if CBF experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Index
The success of future transactions will depend, in part, on CBF’s ability to successfully combine the target financial institution’s business with its existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Capital Bank’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into Capital Bank’s systems may divert the Bank’s management’s attention and resources, and CBF may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate its acquired banks, such as a financial reporting platform or a human resources reporting platform call center. If CBF experiences difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, CBF and Capital Bank may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes within expected cost projections, or at all. CBF may also not be able to preserve the goodwill of the acquired financial institution.

Projected operating results for entities to be acquired by CBF may be inaccurate and may vary significantly from actual results.

CBF will generally establish the pricing of transactions and the capital structure of entities to be acquired on the basis of financial projections for such entities. In general, projected operating results will be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with CBF’s acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect Capital Bank’s business and CBF’s consolidated results of operations and financial condition.

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

Capital Bank is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company and Capital Bank’s business activities, limit the dividend or distributions that Capital Bank or the Company can pay, restrict the ability of institutions to guarantee Capital Bank’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Bank’s capital than GAAP. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Capital Bank is currently facing increased regulation and supervision of the industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase Capital Bank’s costs and limit its ability to pursue business opportunities. Further, the Company, CBF or Capital Bank’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Bank to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of CBF’s or the Company’s securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Capital Bank’s business and financial condition.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on Capital Bank’s business are:

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of Capital Bank’s business activities, require changes to certain of its business practices, impose upon the Bank more stringent capital, liquidity and leverage requirements or otherwise adversely affect Capital Bank’s business. These changes may also require Capital Bank to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact Capital Bank’s results of operations and financial condition. While management cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Capital Bank or the Company, these changes could be materially adverse to the Company, Capital Bank and CBF.

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules is uncertain.

Index
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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company, CBF and Capital Bank.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). If Capital Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that CBF has already acquired or may acquire in the future are deficient, Capital Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Capital Bank.

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

The Federal Reserve may require the Company or CBF and its other subsidiaries to commit capital resources to support Capital Bank.

The Federal Reserve, which examines the Company and CBF, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company or CBF could be required to provide financial assistance to Capital Bank if it experiences financial distress.

A capital injection may be required at times when the Company or CBF do not have the resources to provide it, and therefore the Company or CBF may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Stockholders may be deemed to be acting in concert or otherwise in control of Capital Bank, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

The Company and CBF are bank holding companies regulated by the Federal Reserve. Accordingly, acquisition of control of CBF or the Company (or a bank subsidiary) requires prior regulatory notice or approval. With certain limited exceptions, federal regulations prohibit potential investors from, directly or indirectly, acquiring ownership or control of, or the power to vote, more than 10% (more than 5% if the acquirer is a bank holding company) of any class of our voting securities, or obtaining the ability to control in any manner the election of a majority of directors or otherwise exercising a controlling influence over CBF or Capital Bank’s management or policies, without prior notice or application to, and approval of, the Federal Reserve under the Change in Bank Control Act or the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHCA”). Any bank holding company or foreign bank with a U.S. presence also is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain more than 5% of the Company or CBF’s outstanding voting securities.

In addition to regulatory approvals, any stockholder deemed to “control” the Company or CBF for purposes of the BHCA would become subject to investment and activity restrictions and ongoing regulation and supervision. Any entity owning 25% or more of any class of the Company or CBF’s voting securities, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over the Company or CBF, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, such a holder may be required to divest 5% or more of the voting securities of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities.

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

Index
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

The Company’s or CBF’s common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company for Change in Bank Control Act purposes. Because the control regulations under the Change in Bank Control Act and the BHCA are complex, potential investors should seek advice from qualified banking counsel before making an investment in the Company’s common stock.

Risks Related to CBF’s Common Stock Proposed to be Issued in the Merger

The market price of CBF’s Class A common stock could decline due to the large number of outstanding shares of its common stock eligible for future sale.

Sales of substantial amounts of CBF’s Class A common stock in the public market following the initial public offering or in future offerings, or the perception that these sales could occur, could cause the market price of CBF’s Class A common stock to decline. These sales could also make it more difficult for CBF to sell equity or equity-related securities in the future, at a time and place that CBF deems appropriate.

In addition, CBF intends to file a registration statement on Form S-8 under the Securities Act to register additional shares of Class A common stock for issuance under CBF’s 2010 Equity Incentive Plan. CBF may issue all of these shares without any action or approval by CBF’s stockholders and these shares once issued (including upon exercise of outstanding options) will be available for sale into the public market subject to the restrictions described above, if applicable to the holder. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who acquire CBF’s shares in the merger.

If shares of CBF’s Class B non-voting common stock are converted into shares of Class A common stock, your voting power subsequent to the merger will be diluted.

Generally, holders of CBF’s Class B non-voting common stock have no voting power and have no right to participate in any meeting of stockholders or to have notice thereof. However, holders of Class B non-voting common stock that are converted into Class A common stock will have all the voting rights of the other holders of Class A common stock. Class B non-voting common stock is not convertible in the hands of the initial holder. However, a transferee unaffiliated with the initial holder that receives Class B non-voting common stock subsequent to transfer permitted by CBF’s certificate of incorporation may elect to convert each share of Class B non-voting common stock into one share of Class A common stock. Subsequent to the merger, upon conversion of any Class B non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding Class A common stock.

The market price of CBF’s Class A common stock may be volatile, which could cause the value of an investment in CBF’s Class A common stock to decline.

The market price of CBF’s Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to CBF or Capital Bank’s performance;

•	actual or anticipated fluctuations in CBF or Capital Bank’s quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to CBF or Capital Bank’s future financial performance;

Index
•	downgrades in securities analysts’ estimates of CBF or Capital Bank’s financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of CBF’s common stock or other securities; and

•	additions or departures of key personnel.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of CBF’s Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company or CBF could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of CBF’s Class A common stock.

CBF and the Company do not currently intend to pay dividends on shares of their common stock in the foreseeable future and the ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.

CBF and the Company do not currently intend to pay cash dividends on their common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon various factors, including earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the then-existing Board of Directors. It is the present intention of the Boards of Directors of the Company and CBF to retain all earnings, if any, for use in business operations in the foreseeable future and, accordingly, the Boards of Directors do not currently anticipate declaring any dividends. Because CBF and the Company do not expect to pay cash dividends on their common stock for some time, any gains on an investment in CBF’s Class A common stock will be limited to the appreciation, if any, of the market value of the Class A common stock.

Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by CBF and the Company depending on their financial condition could be deemed an unsafe or unsound practice. The ability to pay dividends will directly depend on the ability of Capital Bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances will restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.

Certain provisions of CBF’s certificate of incorporation and the loss sharing agreements may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for CBF’s common stock and could entrench management. In addition, Delaware law may inhibit takeovers of CBF and could limit CBF’s ability to engage in certain strategic transactions its Board of Directors believes would be in the best interests of stockholders.

CBF’s certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of CBF’s Board of Directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for CBF’s securities, including its Class A common stock.

The loss sharing agreements with the FDIC require that Capital Bank receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to CBF, Capital Bank or the Company’s stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the relevant loss sharing arrangement. Among other things, prior FDIC consent is required for (1) a merger or consolidation of CBF or its bank subsidiary with or into another company if CBF’s stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of any of CBF’s bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of Capital Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of any class of CBF’s voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of 25% or more of any class of CBF’s voting securities).

Index
If CBF or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on Capital Bank’s financial condition, results of operations and cash flows. In addition, statutes, regulations and policies that govern bank holding companies, including the BHCA, may restrict CBF’s ability to enter into certain transactions.

CBF is also subject to anti-takeover provisions under Delaware law. CBF has not opted out of Section 203 of the Delaware General Corporation Law (which we refer to as the “DGCL”), which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

Risks Related to Our Common Stock

CBF is a controlling shareholder and may have interests that differ from the interests of our other shareholders.

Upon completion of the CBF Investment, CBF owned approximately 90% of the Company’s outstanding voting power. As a result, CBF will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (including the contemplated potential merger of the Company with and into CBF), sales of all or some of the Company’s assets (including sales of such assets to CBF and/or CBF’s other subsidiaries) or purchases of assets from CBF and/or CBF’s other subsidiaries, and other significant corporate transactions.

Five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliated with CBF. CBF also has sufficient voting power to amend our organizational documents. The interests of CBF may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Additionally, CBF is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. CBF may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.

As a controlled company, we are exempt from certain Nasdaq corporate governance requirements.

The Company’s common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under the rules applicable to the Nasdaq, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because CBF beneficially owns more than 50% of the Company’s outstanding voting stock. Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.

Index
We may choose to voluntarily delist our common stock from Nasdaq or cease to be a reporting issuer under SEC rules.

We may choose to, or our majority shareholder CBF may cause us to, voluntarily delist from the Nasdaq Global Select Market. If we were to delist from Nasdaq, we may or may not list ourselves on another exchange, and may or may not be required to continue to file periodic and current reports and other information as a reporting issuer under SEC rules. A delisting of our common stock could negatively impact shareholders by reducing the liquidity and market price of our common stock, reducing information available about the Company on an ongoing basis and potentially reducing the number of investors willing to hold or acquire our common stock. In addition, if we were to delist from Nasdaq, we would no longer be subject to any of the corporate governance rules applicable to Nasdaq listed companies. See also “As a controlled company, we are exempt from certain Nasdaq corporate governance requirements.”

Future issuance or sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

Our authorized capital includes 300,000,000 shares of common stock. As of March 23, 2012, we had 85,802,164 shares of common stock outstanding and had reserved for issuance 193,600 shares underlying options that are exercisable at an average price of $13.11 per share. Although we presently do not have any intention of issuing additional common stock, we may do so in the future in order to meet our capital needs and regulatory requirements, and will be able to do so without shareholder approval, up to the number of authorized shares. Our board of directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other preferred securities including securities convertible into or exchangeable for shares of our common stock, subject to limitations imposed by the Nasdaq and the Federal Reserve Board. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock or convertible or exchangeable preferred securities by us in the future may result in a reduction of the per share book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock or convertible or exchangeable preferred securities will reduce the proportionate ownership and voting power of our existing shareholders. In addition, new investors in the future may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Resales of our common stock or other securities in the public market may cause the market price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market by our shareholders (including CBF), or the perception that such sales are likely to occur, could cause the market price of our common stock to decline. Pursuant to the CBF Investment, we have agreed to provide customary registration rights for the shares of common stock issued to CBF and CBF can exercise those rights in order to sell additional shares of our common stock at its discretion. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including the factors substantially similar to those identified above under “—the market price of CBF’s Class A common stock may be volatile, which could cause the value of an investment in CBF’s Class A common stock to decline.”

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq Global Select Market during 2011 was approximately 39,627 shares. Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Index
The holders of our subordinated debentures have rights that are senior to those of our common shareholders.

We have issued $33.4 million of subordinated debentures, which are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the trust preferred securities related to a portion of the subordinated debentures) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

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

Our ability to pay our obligations and declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Company consults with the Federal Reserve prior to payment of any dividends or interest on debt. If we are not permitted to make these payments, we may experience adverse consequences under our agreements with the holders of our debt. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors voted in the first quarter of 2010 to suspend the payment of our quarterly cash dividend. This may continue to adversely affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.  PROPERTIES

The Company’s executive offices are located at 333 Fayetteville Street, Raleigh, North Carolina. As discussed in Item 1, effective as of June 30, 2011 the Company’s primary operating subsidiary, Old Capital Bank, was merged with and into Capital Bank, NA. Subsequent to the Bank Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting, and the assets and liabilities of the Bank were deconsolidated from the Company’s balance sheet. Due to the Bank Merger and related deconsolidation of the Bank, there are no properties that are operated by the Company.

The information set forth in Item 1. Business – Facilities and Real Estate, is incorporated herein by reference.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Capital Bank Corporation common stock are traded on the NASDAQ Global Select Market under the symbol “CBKN.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Global Select Market and the cash dividends declared on the common stock. As of March 20, 2012, we had approximately 85,802,164 shares of common stock outstanding, held of record by approximately 2,335 shareholders. The last reported sales price of our common stock on the NASDAQ Global Select Market on March 20, 2012, was $2.08 per share.

	High	Low	Cash Dividends per Share Declared

2011
First quarter	$3.92	$2.44	$0.00
Second quarter	4.55	3.16	0.00
Third quarter	3.77	2.08	0.00
Fourth quarter	2.45	1.84	0.00

2010
First quarter	$4.70	$3.00	$0.00
Second quarter	6.95	3.01	0.00
Third quarter	3.53	1.60	0.00
Fourth quarter	3.09	1.50	0.00

Dividend Policy

Our shareholders are entitled to receive such dividends or distributions as our Board of Directors authorizes in its discretion. Our ability to pay dividends is subject to the restrictions of the North Carolina Business Corporation Act, the guidelines of the Federal Reserve regarding capital adequacy and dividends, and our organizational documents, including our Articles of Incorporation. There are also various statutory limitations under federal and North Carolina law on the ability of the Bank to pay dividends to us.

We have currently suspended payment of our quarterly cash dividend. The Company’s Board of Directors will continue to evaluate the payment of cash dividends quarterly and determine whether such cash dividends are in our best interest in the business judgment of our Board of Directors and are consistent with maintaining our status as a “well capitalized” institution under applicable banking laws and regulations. Our earnings and projected future earnings as well as capital levels will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will be paid to shareholders, and if so, the appropriate amount. Actual declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by our Board of Directors as well as the limitations discussed above.

Index
Additionally, the OCC Operating Agreement with Capital Bank, NA prohibits the Bank from paying a dividend for three years following the July 16, 2010 initial acquisition date. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made. Therefore, the Company does not expect to receive dividends from the Bank in the foreseeable future.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2011, if not subject to other restrictions, would have been limited to approximately $10.5 million.

Recent Sales of Unregistered Securities

Other than as disclosed in our Current Report on Form 8-K, filed with the SEC on February 1, 2011, the Company did not sell any securities in the fiscal year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases of Equity Securities

On January 24, 2008, the Company’s Board of Directors authorized the repurchase (in the open market or in any private transaction) of up to 1,000,000 shares of the Company’s currently outstanding shares of common stock. As of December 31, 2011, there were an aggregate of 989,900 shares remaining authorized for future repurchases. There were no repurchases (both open market and private transactions) during the year ended December 31, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock since the last trading day of 2006 with the cumulative return for the same period of: (i) the NASDAQ Composite Index; and (ii) the NASDAQ Bank Index, which is a broad-based capitalization-weighted index of domestic and foreign common stocks of banks that are traded on NASDAQ. The Company’s common stock began trading on the NASDAQ SmallCap Market on December 18, 1997. As of April 1, 2002, the Company’s common stock has been trading on the NASDAQ Global Select Market. The graph assumes an investment of $100 on the last trading day of 2006 in the Company’s common stock and in each index and that all dividends, if any, were reinvested.

Index

	Period Ending
Index	12/06	12/07	12/08	12/09	12/10	12/11
Capital Bank Corporation	100.00	60.88	35.43	22.31	14.37	11.60
NASDAQ Composite	100.00	109.81	65.29	93.95	109.84	107.86
NASDAQ Bank Index	100.00	77.93	59.29	48.32	54.06	47.34

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected balance sheet data for the most recent five years ended December 31:

	Successor Company	Predecessor Company
(Dollars in thousands)	2011	2010	2009	2008	2007

Selected Balance Sheet Data
Cash and cash equivalents	$2,163	$66,745	$29,513	$54,455	$40,172
Investment securities	–	223,292	245,492	278,138	259,116
Loans	–	1,254,479	1,390,302	1,254,368	1,095,107
Allowance for loan losses	–	36,061	26,081	14,795	13,571
Investment in and advance to Capital Bank, NA	247,121	–	–	–	–
Intangible assets	–	1,774	2,711	3,857	63,345
Total assets	249,742	1,585,547	1,734,668	1,654,232	1,517,603
Deposits	–	1,343,286	1,377,965	1,315,314	1,098,698
Borrowings and repurchase agreements	–	121,000	173,543	147,010	208,642
Subordinated debentures	19,163	34,323	30,930	30,930	30,930
Shareholders’ equity	224,864	76,688	139,785	148,514	164,300
Tangible common equity 1	224,864	33,635	95,795	103,378	100,955

1	Tangible common equity is a non-GAAP measure calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net.

Index
The following tables set forth the Company’s selected financial data for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007

Summary of Operations
Interest income	$31,441	$5,955	$77,722	$83,141	$85,020	$94,537
Interest expense	6,528	1,996	26,759	34,263	42,424	50,423
Net interest income	24,913	3,959	50,963	48,878	42,596	44,114
Provision for loan losses	1,450	40	58,545	23,064	3,876	3,606
Net interest income (loss) after provision for loan losses	23,463	3,919	(7,582)	25,814	38,720	40,508
Noninterest income	7,362	832	15,549	10,167	11,051	9,511
Noninterest expense	25,277	4,155	54,309	49,810	106,662	39,037
Net income (loss) before taxes	5,548	596	(46,342)	(13,829)	(56,891)	10,982
Income tax expense (benefit)	281	–	15,124	(7,013)	(1,207)	3,124
Net income (loss)	5,267	596	(61,466)	(6,816)	(55,684)	7,858
Dividends and accretion on preferred stock	–	861	2,355	2,352	124	–
Net income (loss) attributable to common shareholders	$5,267	(265)	$(63,821)	$(9,168)	$(55,808)	$7,858

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007

Per Share Data
Net income (loss) – basic	$0.06	$(0.02)	$(4.98)	$(0.80)	$(4.94)	$0.69
Net income (loss) – diluted	0.06	(0.02)	(4.98)	(0.80)	(4.94)	0.68
Book value	2.62	NA	2.75	8.68	9.54	14.71
Tangible book value	2.23	NA	2.67	8.50	9.29	9.16
Common stock dividends	–	–	–	0.32	0.32	0.32

Common shares outstanding	85,802,164	12,877,846	12,877,846	11,348,117	11,238,085	11,169,777
Diluted shares outstanding	85,649,203	13,188,612	12,810,905	11,470,314	11,302,769	11,492,728
Basic shares outstanding	85,649,203	13,188,612	12,810,905	11,470,314	11,302,769	11,424,171

Performance Ratios
Return on average shareholders’ equity	2.54%	9.12%	(47.86)%	(4.62)%	(32.93)%	4.78%
Return on average assets	0.64	0.45	(3.63)	(0.40)	(3.52)	0.54
Net interest margin 1	4.13	3.09	3.27	3.14	3.07	3.52
Efficiency ratio 2	78.32	86.73	81.65	84.36	77.30	72.80

Capital Ratios
Tangible equity to tangible assets	90.04%	NA %	4.73%	7.91%	8.77%	6.94%
Tangible common equity to tangible assets	90.04	NA	2.12	5.53	6.26	6.94
Average shareholders’ equity to average total assets	25.22	4.92	7.59	8.72	10.68	11.32
Leverage ratio	96.56	NA	6.45	8.94	10.58	9.10
Tier 1 risk-based capital	96.95	NA	8.07	10.16	12.17	10.19
Total risk-based capital	98.39	NA	9.59	11.41	13.24	11.28

1	Net interest margin is presented on a tax equivalent basis.
2	Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of the goodwill impairment charge in 2008.

Index

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007

Asset Quality Ratios
Nonperforming loans to gross loans	NA	NA	5.73%	2.84%	0.73%	0.55%
Nonperforming assets to total assets	NA	NA	5.69	2.90	0.63	0.50
Allowance for loan losses to gross loans	NA	NA	2.87	1.88	1.18	1.24
Allowance for loan losses to nonperforming loans	NA	NA	50.12	66.01	162.31	226.86
Net charge-offs to average loans	NA	NA	3.60	0.89	0.30	0.32

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

Overview

Capital Bank Corporation is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Capital Bank (“Old Capital Bank”), which was a state-chartered banking corporation that was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of December 31, 2011 (Successor), the Company had a 26% equity method investment in Capital Bank, NA, a national banking association with approximately $6.5 billion in total assets and 143 full-service banking offices throughout Florida, North Carolina, South Carolina, Tennessee, and Virginia. The Company also has interests in three trusts, Capital Bank Statutory Trust I, II, and III (hereinafter collectively referred to as the “Trusts”).

CBF Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million in cash. In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program were repurchased.

Pursuant to the CBF Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

Index
Upon closing of the CBF Investment, R. Eugene Taylor, CBF’s Chief Executive Officer, Christopher G. Marshall, CBF’s Chief Financial Officer, and R. Bruce Singletary, CBF’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional CBF-designated members (Peter N. Foss and William A. Hodges).

Balances and activity in the Company’s consolidated financial statements prior to the CBF Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the CBF Investment have been labeled with “Successor Company.” Balances and activity prior to the CBF Investment (Predecessor Company) are not comparable to balances and activity from periods subsequent to the CBF Investment (Successor Company) due to new accounting bases as a result of recording them at their fair values as of the CBF Investment date rather than their historical cost basis. To call attention to this lack of comparability, the Company has placed a black line between Successor Company and Predecessor Company columns in the Consolidated Financial Statements, the tables in the notes to the statements, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bank Mergers

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association. On September 7, 2011, CBF acquired a controlling interest in Green Bankshares, and merged its banking subsidiary, GreenBank, with and into Capital Bank, NA. Following the GreenBank merger, Capital Bank, NA is now owned by the Company, CBF, TIB Financial and Green Bankshares. CBF is the owner of approximately 83% of the Company’s common stock, approximately 94% of TIB Financial’s common stock and approximately 90% of Green Bankshares’ common stock.

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

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of December 31, 2011, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million.

Potential Merger of the Company and CBF

On September 1, 2011, the Boards of Directors of CBF and the Company approved and adopted a merger agreement. The merger agreement provides for the merger, following the receipt of shareholder approval by the Company’s shareholders (including CBF), of the Company with and into CBF, with CBF continuing as the surviving entity. In the merger, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or the Company, will be converted into the right to receive 0.1354 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of the Company’s common stock will be entitled to receive cash in lieu thereof.

Since CBF is the majority shareholder of the Company, CBF will be able to determine the outcome of the shareholder vote needed to approve the merger.

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

The Company’s significant accounting policies are discussed below and in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Due to the CBF Investment, the Company has added an accounting policy related to purchased credit-impaired loans, and due to the Bank Merger, the Company has added an accounting policy related to its equity method investment in Capital Bank, NA.

•
Allowance for Loan Losses – The allowance for loan losses represents management’s estimate of probable credit losses that are inherent in the existing loan portfolio. Management’s calculation of the allowance for loan losses consists of reserves on loans individually evaluated for impairment and reserves on loans collectively evaluated for impairment. Specific reserves, or charge-offs, are applied to individually impaired loans based on estimated fair value. Reserves on collectively evaluated loans are determined by applying loss rates to pools of loans that are grouped according to loan type and internal risk ratings. Loss rates are based on historical loss experience in each pool and management’s consideration of certain environmental factors such as levels of and trends in delinquencies, impaired loans and classified assets; levels of and trends in charge-offs and recoveries; trends in nature, volume and terms of loans; existence of and changes in portfolio concentrations; changes in national, regional and local economic conditions; changes in the experience, ability and depth of lending management; changes in the quality of the loan review system; and the effect of other external factors such as legal and regulatory requirements. If economic conditions were to decline significantly or the financial conditions of the Bank’s customers were to deteriorate, additional increases to the allowance for loan losses may be required.

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

Index
•
Equity Method Investment – Noncontrolling investments that give the Company the ability to influence the operating or financial decisions of the investee are accounted for as equity method investments. An investment (direct or indirect) of 20 percent or more of the voting stock of an investee generally indicates that the ability to exercise significant influence over an investee. The carrying amount of an equity method investment is adjusted based on the Company’s share of the earnings or losses of the investee after the date of investment and those recognized earnings or losses are reported as a component of noninterest income. In addition, the Company’s proportionate share of the investee’s equity adjustments for other comprehensive income are recorded as increases or decreases to the investment account with corresponding adjustments in equity.

•
Purchased Credit-Impaired Loans – Loans acquired in a transfer, including business combinations and transactions similar to the CBF Investment, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Executive Summary

The following is a summary of the Company’s results of operations and significant events occurring in 2011:

•	Net income totaled $5.3 million, or $0.06 per share, in the successor period from January 29 to December 31, 2011;

•
Following the merger of GreenBank, the wholly-owned subsidiary of Green Bankshares, Inc. (“Green Bankshares”), into Capital Bank, NA, the Company held a 26% ownership interest in Capital Bank, NA, which has $6.5 billion in assets and operates 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Results of Operations

Period from January 29, 2011 to December 31, 2011 (Successor), Period from January 1, 2011 to January 28, 2011 (Predecessor), and Year Ended December 31, 2010 (Predecessor)

In the successor period, net income totaled $5.3 million, or $0.06 per share, in the period from January 29 to December 31, 2011. In the predecessor periods, net loss attributable to common shareholders totaled ($265) thousand, or ($0.02) per share, in the period from January 1 to January 28, 2011, and totaled ($63.8) million, or ($4.98) per share for the year ended December 31, 2010.

Net Interest Income

Net interest income for the period of January 29 to December, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor) totaled $24.9 million, $4.0 million and $51.0 million, respectively. Net interest margin decreased from 3.27% in the year ended December 31, 2010 (Predecessor) to 3.09% for the period of January 1 to January 28, 2011 (Predecessor), and increased to 4.13% for the period of January 29 to December 31, 2011 (Successor) primarily due to a decline in funding costs. Average earning assets decreased from $1.60 billion in the year ended December 31, 2010 (Predecessor) to $1.54 billion in the period of January 1 to January 28, 2011 (Predecessor) to $670.7 million in the period of January 29 to December 31, 2011 (Successor). The decline in average earning assets in the successor period was primarily related to the Bank Merger, upon which Old Capital Bank’s earning assets and interest-bearing liabilities were deconsolidated from the Company.

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

	Successor Company			Predecessor Company
(Dollars in thousands)	Period of Jan. 29 to Dec. 31, 2011			Period of Jan. 1 to Jan. 28, 2011
	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$495,129	$27,734	6.12%	$1,253,296	$5,530	5.20%
Investment securities 3	133,960	3,893	3.17	225,971	504	2.68
Interest-bearing deposits	39,730	87	0.24	63,350	11	0.20
Advance to Capital Bank, NA	1,869	170	9.94	–	–	–
Total interest-earning assets	670,688	$31,884	5.20%	1,542,617	$6,045	4.61%
Cash and due from banks	10,603			16,112
Other assets	214,626			34,021
Total assets	$895,917			$1,592,750

Liabilities and Equity
NOW and money market accounts	$154,880	$1,084	0.76%	$334,668	$211	0.74%
Savings accounts	14,352	16	0.12	30,862	3	0.11
Time deposits	380,278	3,460	0.99	870,146	1,337	1.81
Total interest-bearing deposits	549,510	4,560	0.91	1,235,676	1,551	1.48
Borrowings	42,851	664	1.69	120,032	343	3.36
Subordinated debentures	19,248	1,304	7.40	34,323	102	3.50
Total interest-bearing liabilities	611,609	$6,528	1.17%	1,390,031	$1,996	1.69%
Noninterest-bearing deposits	53,397			114,660
Other liabilities	4,922			9,635
Total liabilities	669,928			1,514,326
Shareholders’ equity	225,989			78,424
Total liabilities and shareholders’ equity	$895,917			$1,592,750

Net interest spread 4			4.03%			2.92%
Tax equivalent adjustment		$443			$90
Net interest income and net interest margin 5		$25,356	4.13%		$4,049	3.09%
(continued on next page)

1	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index
Average Balances, Interest Earned or Paid, and Interest Yields/Rates (Continued)
Tax Equivalent Basis 1
	Predecessor Company
(Dollars in thousands)	Year Ended Dec. 31, 2010			Year Ended Dec. 31, 2009
	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$1,353,191	$69,084	5.11%	$1,316,737	$70,412	5.35%
Investment securities 3	213,402	9,986	4.68	269,240	14,483	5.38
Interest-bearing deposits	38,003	89	0.23	25,312	42	0.17
Total interest-earning assets	1,604,596	$79,159	4.93%	1,611,289	$84,937	5.27%
Cash and due from banks	18,149			15,927
Other assets	68,910			64,748
Total assets	$1,691,655			$1,691,964

Liabilities and Equity
NOW and money market accounts	$327,811	$2,794	0.85%	$363,522	$4,527	1.25%
Savings accounts	30,555	41	0.13	29,171	47	0.16
Time deposits	878,068	18,247	2.08	822,003	23,463	2.85
Total interest-bearing deposits	1,236,434	21,082	1.71	1,214,696	28,037	2.31
Borrowings	150,207	4,541	3.02	143,241	5,147	3.59
Subordinated debentures	33,550	1,131	3.37	30,930	1,055	3.41
Repurchase agreements	1,564	5	0.32	10,919	24	0.22
Total interest-bearing liabilities	1,421,755	$26,759	1.88%	1,399,786	$34,263	2.45%
Noninterest-bearing deposits	130,944			132,535
Other liabilities	10,519			12,148
Total liabilities	1,563,218			1,544,469
Shareholders’ equity	128,437			147,495
Total liabilities and shareholders’ equity	$1,691,655			$1,691,964

Net interest spread 4			3.05%			2.82%
Tax equivalent adjustment		$1,437			$1,796
Net interest income and net interest margin 5		$52,400	3.27%		$50,674	3.14%

1	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

Provision for loan losses for the period of January 29 to December 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor) totaled $1.5 million, $40 thousand and $58.5 million, respectively. The loan loss provision in the successor period reflects $752 thousand of estimated losses inherent in loans originated subsequent to the CBF Investment date, $359 thousand of impairment related to probable decreases in cash flows expected to be collected on certain PCI loan pools, and $339 thousand of losses on acquired non-PCI loans.

Index
Loans acquired in the CBF Investment, prior to the Bank Merger, where there was evidence of credit deterioration since origination and where it was probable that the Company would not collect all contractually required principal and interest payments were accounted for as PCI loans. The Company identified approximately 93% of its acquisition-date loan portfolio as PCI. Subsequent to acquisition, estimates of cash flows expected to be collected were refreshed each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that were reflective of current market conditions. If the Company had probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charged the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company had probable and significant increases in cash flows expected to be collected, the Company would first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans.

Noninterest Income

The following table presents the detail of noninterest income for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010

Service charges and other fees	$1,355	$291	$3,311
Bank card services	847	174	2,020
Mortgage origination and other loan fees	518	210	1,861
Brokerage fees	308	78	963
Bank-owned life insurance	134	10	699
Equity income from investment in Capital Bank, NA	4,045	–	–
Net gain on sale of investment securities	–	–	5,855
Other	155	69	840
Total noninterest income	$7,362	$832	$15,549

Noninterest income for the period of January 29 to December 31, 2011 (Successor), the period of January 1 to January 28, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor) totaled $7.4 million, $832 thousand and $15.5 million, respectively. Noninterest income in the successor period was significantly impacted by the Company’s $4.0 million of equity income from its investment in Capital Bank, NA. Additionally, noninterest income in the year ended December 31, 2010 (Predecessor) benefited from $5.9 million of gains recorded on the sale of investment securities while no gains or losses were recognized in the period from January 29 to December 31, 2011 (Successor) or the period from January 1 to January 28, 2011 (Predecessor). The following table presents summarized financial information for the Company’s equity method investee, Capital Bank, NA:

Capital Bank, NA	Jun. 30, 2011 to Dec. 31, 2011
(Dollars in thousands)

Interest income	$137,508
Interest expense	17,810
Net interest income	119,698
Provision for loan losses	28,636
Noninterest income	28,710
Noninterest expense	97,754
Net income	$13,984

Index
Noninterest Expense

The following table presents the detail of noninterest expense for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010

Salaries and employee benefits	$9,525	$1,977	$22,675
Occupancy	2,970	548	5,906
Furniture and equipment	1,401	275	3,183
Data processing and telecommunications	911	180	2,092
Advertising and public relations	325	131	1,887
Office expenses	498	93	1,260
Professional fees	543	190	2,514
Business development and travel	550	87	1,350
Amortization of other intangible assets	478	62	937
ORE losses and miscellaneous loan costs	1,608	176	5,006
Directors’ fees	93	68	1,061
FDIC deposit insurance	1,076	266	3,846
Contract termination fees	3,955	–	–
Other	1,344	102	2,592
Total noninterest expense	$25,277	$4,155	$54,309

Noninterest expense for the period from January 29 to December 31, 2011 (Successor), the period from January 1 to January 28, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) totaled $25.3 million, $4.2 million and $54.3 million, respectively. Additionally, expenses in the year ended December 31, 2011 were significantly reduced by the Bank Merger and related deconsolidation of Old Capital Bank. Expenses in the period from January 29 to December 31, 2011 (Successor) were impacted by a $4.0 million contract termination fee related to the conversion and integration of the Company’s operations onto a common technology platform utilized across the CBF enterprise. This system conversion is intended to create operating efficiencies and better position the Company for future growth.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009 (Predecessor Company)

Net loss attributable to common shareholders was ($63.8) million, or ($4.98) per diluted share, in 2010 compared to net loss attributable to common shareholders of ($9.2) million, or ($0.80) per diluted share, in 2009. Results of operations for 2010 primarily reflect higher net interest income of $2.1 million on an improved net interest margin, an increase of $35.5 million in provision for loan losses, an increase in noninterest expense by $4.5 million, an increase of $5.4 million in noninterest income primarily due to gains on sales of certain investment securities, and higher tax expense resulting from a full valuation allowance on deferred tax assets.

Net Interest Income (Predecessor Company)

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

Index
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

Provision for Loan Losses (Predecessor Company)

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

Index
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

Noninterest Income (Predecessor Company)

Noninterest income increased from $10.2 million in 2009 to $15.5 million in 2010, an increase of 52.9%. The following table presents the detail of noninterest income and related changes for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009	$ Change	% Change

Service charges and other fees	$3,311	$3,883	$(572)	(14.7)%
Bank card services	2,020	1,539	481	31.3
Mortgage origination and other loan fees	1,861	1,935	(74)	(3.8)
Brokerage fees	963	698	265	38.0
Bank-owned life insurance	699	1,830	(1,131)	(61.8)
Net gain on sale of investment securities	5,855	173	5,682	NM
Net other-than-temporary impairment losses on securities	–	(498)	498	(100.0)
Other	840	607	233	38.4
Total noninterest income	$15,549	$10,167	$5,382	52.9%

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

Index
Noninterest Expense (Predecessor Company)

Noninterest expense increased from $49.8 million in 2009 to $54.3 million in 2010, an increase of 9.0%. The following table presents the detail of noninterest expense and related changes for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009	$ Change	% Change

Salaries and employee benefits	$22,675	$22,112	$563	2.5%
Occupancy	5,906	5,630	276	4.9
Furniture and equipment	3,183	3,155	28	0.9
Data processing and telecommunications	2,092	2,317	(225)	(9.7)
Advertising and public relations	1,887	1,610	277	17.2
Office expenses	1,260	1,383	(123)	(8.9)
Professional fees	2,514	1,488	1,026	69.0
Business development and travel	1,350	1,244	106	8.5
Amortization of other intangible assets	937	1,146	(209)	(18.2)
ORE losses and miscellaneous loan costs	5,006	1,646	3,360	204.1
Directors’ fees	1,061	1,418	(357)	(25.2)
FDIC deposit insurance	3,846	2,721	1,125	41.3
Other	2,592	3,940	(1,348)	(34.2)
Total noninterest expense	$54,309	$49,810	$4,499	9.0%

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

Income Taxes (Predecessor Company)

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

Index
Analysis of Financial Condition

Overview

The Company’s financial condition was significantly impacted by the controlling investment in the Company by CBF on January 28, 2011. CBF owns approximately 83% of the Company’s outstanding common stock. Because of the CBF Investment, the Company’s assets and liabilities were adjusted to estimated preliminary fair value at the acquisition date, and the allowance for loan losses was eliminated at that date.

Due to the Bank Merger on June 30, 2011, the Company deconsolidated the assets and liabilities of Old Capital Bank and began reporting its ownership of Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment. This transaction resulted in the Company’s total assets decreasing from $1.6 billion as of December 31, 2010 (Predecessor) to $249.7 million as of December 31, 2011 (Successor). As of December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $243.7 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity at that date.

The Company also had an advance to Capital Bank, NA totaling $3.4 million as of December 31, 2011 (Successor). In the period from June 30, 2011 to December 31, 2011 (Successor), the Company increased the equity investment balance by $4.0 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $771 thousand based on its equity in Capital Bank, NA’s other comprehensive income. In addition to the investment in and advance to Capital Bank, NA, the Company also had $2.2 million of cash on deposit with Capital Bank, NA and $458 thousand of other assets as of December 31, 2011 (Successor).

The Company’s subordinated debentures had a carrying value of $19.2 million and a notional value of $33.4 million as of December 31, 2011 (Successor). The decline in the carrying value of these debt instruments since December 31, 2010 (Predecessor) was primarily due to acquisition accounting adjustments resulting from the CBF Investment and accretion of the fair value discount in the successor period.

Total shareholders’ equity was $224.9 million as of December 31, 2011 (Successor) and represented a significant increase from the $76.7 million balance as of December 31, 2010 (Predecessor). This increase was primarily due to the CBF Investment on January 28, 2011. Common stock, no par value, totaled $218.8 million as of December 31, 2011 (Successor). This amount represents the fair value of net assets acquired of $224.1 million at the CBF Investment date, which includes the non-controlling interest at fair value, in addition to net proceeds of $3.8 million from the issuance of approximately 1.6 million shares of the Company’s common stock in the Rights Offering on March 11, 2011. Common stock then decreased by a net of $9.1 million due to the Bank Merger and GreenBank merger. The Company’s retained earnings totaled $5.3 million as of December 31, 2011 (Successor), which represents the Company’s net income in the successor period. Accumulated other comprehensive income totaled $771 thousand as of December 31, 2011 (Successor) and represented the Company’s equity in Capital Bank, NA’s other comprehensive income in the period subsequent to the Bank Merger.

Investment Securities

Due to the Bank Merger, the Company reported no investment securities on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Prior to the Bank Merger, investment securities represented the second largest component of earning assets and were used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for FHLB advances, public funds and repurchase agreements, as necessary. The Company’s securities portfolio consisted primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, non-agency mortgage-backed securities, municipal bonds, and corporate bonds.

As securities were purchased, they were designated as available for sale or held to maturity based upon management’s intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies and capital requirements. Management generally identified new securities purchased as available for sale. Investment securities available for sale were carried at their fair value and were in a net unrealized loss position of $2.0 million as of December 31, 2010 (Predecessor). Changes to the fair value of available-for-sale investment securities were recorded to other comprehensive income. Investment securities held to maturity were carried at amortized cost. The Company had no investment securities designated as held to maturity as of December 31, 2010 (Predecessor).

Index
As of December 31, 2010 (Predecessor), the recorded value of investments securities totaled $223.3 million, with $215.0 million classified as available for sale and recorded at fair value. In addition, the Company owned other investments which totaled $8.3 million as of December 31, 2010 (Predecessor). Other investments primarily included the Company’s investment in FHLB stock which does not have a readily determinable fair value and was recorded at cost and reviewed periodically for impairment. Prior to the Bank Merger, factors affecting changes in the investment portfolio balance included loan growth, funding levels, interest rates available for reinvestment of maturing securities, and changes to the interest rate yield curve.

The following table reflects the carrying value of the Company’s investment portfolio as of December 31, 2010 (Predecessor):

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Available for sale:
U.S. agency obligations	$18,934
Municipal bonds	21,009
Mortgage-backed securities issued by GSEs	165,423
Non-agency mortgage-backed securities	6,587
Other securities	3,038
214,991
Other investments	8,301
Total	$223,292

Prior to the Bank Merger, on at least a quarterly basis, the Company completed an OTTI assessment of its investment portfolio. The Company considered many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings.

In the year ended December 31, 2009 (Predecessor), losses on 3 securities were determined to represent OTTI. The first of these investments was a private label mortgage security with a book value and unrealized loss of $699,000 and ($212,000), respectively, as of December 31, 2010 (Predecessor) compared with a book value and unrealized loss of $810,000 and ($381,000), respectively, as of December 31, 2009 (Predecessor). This impairment determination was based on the extent and duration of the unrealized loss as well as credit rating downgrades from rating agencies to below investment grade. Based on its analysis of expected cash flows prior to the Bank Merger, management expected to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a community bank with a book value and unrealized loss of $1.0 million and ($202,000), respectively, as of both December 31, 2010 and 2009 (Predecessor). Prior to the Bank Merger, management’s impairment determination was based on the extent of the unrealized loss as well as recent adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expected to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income. The third of these investments was an investment in trust preferred securities of a community bank with a par value of $1.0 million. This investment was determined to be credit impaired and was written down to estimated fair value with a $498,000 charge to income in the year ended December 31, 2009 (Predecessor).

The following table summarizes the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position not recognized in earnings, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of December 31, 2010 (Predecessor):

Index
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

As of December 31, 2010 (Predecessor), unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, were related to 4 different securities. These losses were due to a combination of changes in credit spreads and other market factors. These mortgage securities were not issued or guaranteed by an agency of the federal government but were instead issued by private financial institutions and therefore carry an element of credit risk. Prior to the Bank Merger, management closely monitored the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, geography of collateral, remaining terms, interest rates, loan types, etc. The Company engaged a third party expert to provide a quarterly “stress test” of each private label mortgage security through a model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance and expected cash flows of each mortgage security.

Unrealized losses on the Company’s investments in municipal bonds were related to 30 different securities as of December 31, 2010 (Predecessor). These losses were primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Prior to the Bank Merger, management monitored the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities related to an investment in subordinated debt of one corporate financial institution. Prior to the Bank Merger, management monitored the financial strength of this institution by reviewing its quarterly financial reports and considered its capital, liquidity and earnings in this review.

The securities in an unrealized loss position as of December 31, 2010 (Predecessor) not previously determined to have OTTI continued to perform and were expected to perform through maturity, and the issuers had not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company did not intend to sell these investments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider unrealized losses on such securities to represent OTTI as of December 31, 2010 (Predecessor).

The table below reflects the carrying value and weighted average yield on debt securities by final contractual maturities as of December 31, 2010 (Predecessor). Expected maturities differed from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Index
	Predecessor Company
	Less Than 1 Year		1–5 Years		5–10 Years		More Than 10 Years			Total
December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Other	Amount	Yield
(Dollars in thousands)

Available for Sale:
U.S. agency securities	$–	–%	$15,962	1.07%	$2,972	2.14%	$–	–%	$–	$18,934	1.24%
Municipal bonds 1	301	4.52	1,880	5.14	555	6.29	18,273	6.09	–	21,009	6.00
MBSs issued by GSEs	–	–	62	5.16	43,707	2.00	121,654	2.89	–	165,423	2.66
Non-agency MBSs	–	–	–	–	1,369	4.79	5,218	4.98	–	6,587	4.94
Corporate bonds 2	–	–	–	–	798	3.80	502	–	–	1,300	2.53
Other securities	–	–	–	–	–	–	–	–	1,738	1,738	–
Total	$301	4.52%	$17,904	1.51%	$49,401	2.16%	$145,647	3.36%	$1,738	$214,991	2.90%

1	Municipal bonds shown at tax equivalent yield computed using a federal tax rate of 34%.
2	Corporate bond due after ten years is an other-than-temporarily impaired corporate bond for which the Company is no longer accruing interest.

As of December 31, 2010 (Predecessor), the projected weighted average life of the Company’s U.S. agency bonds, municipal bonds and mortgage-backed securities was 2.1 years, 10.7 years and 4.4 years, respectively, assuming a flat interest rate environment.

Loans

Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Total loans were $1.25 billion as of December 31, 2010 (Predecessor). During the year ended December 31, 2010 (Predecessor), the Company made an effort to deleverage its balance sheet to preserve capital and reduce its exposure to certain sectors of the commercial real estate market. As of December 31, 2010 (Predecessor), commercial real estate (non-owner occupied), consumer real estate, commercial owner occupied, commercial and industrial, consumer non-real estate and other loans (including agriculture and municipal loans) amounted to $634.5 million, $263.0 million, $170.5 million, $145.4 million, $6.2 million, and $33.7 million, respectively.

Prior to the Bank Merger, the loan portfolio was comprised primarily of loans to small- and mid-sized businesses as well as individuals primarily located in the central and western regions of North Carolina. The economic trends of the areas in North Carolina served by the Company were influenced by the significant businesses and industries within these regions. The ultimate collectability of the Company’s loan portfolio was highly susceptible to changes in the market conditions of these geographic regions.

The following table reflects contractual maturities and weighted average yields by maturity category as of December 31, 2010 (Predecessor):

	Predecessor Company
	Less Than 1 Year		1–5 Years		More Than 5 Years		Total
December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)

Commercial real estate – non-owner occupied	$298,681	5.25%	$312,998	5.70%	$22,851	6.47%	$634,530	5.52%
Consumer real estate	25,360	5.57	65,772	6.20	171,823	4.39	262,955	4.96
Commercial real estate – owner occupied	24,414	5.99	125,998	6.07	20,058	6.36	170,470	6.09
Commercial and industrial	70,124	5.29	70,586	5.32	4,725	6.25	145,435	5.34
Consumer	1,814	6.24	2,863	7.46	1,486	9.24	6,163	7.53
Other	5,380	5.56	4,401	6.13	23,961	4.70	33,742	5.02
Total	$425,773	5.32%	$582,618	5.80%	$244,904	4.84%	$1,253,295	5.45%

Index
The following table reflects the mixture of commercial loans and weighted average yields by rate type for notes with contractual maturities greater than one year as of December 31, 2010 (Predecessor):

	Predecessor Company
	Fixed Rate		Floating Rate		Adjustable Rate		Total
December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)

Due after 1 year:
Commercial real estate – non-owner occupied	$169,117	6.42%	$164,304	5.07%	$2,428	5.27%	$335,849	5.75%
Commercial real estate – owner occupied	126,773	6.42	16,258	4.06	3,025	3.86	146,056	6.11
Commercial and industrial	26,652	6.56	42,106	4.89	6,553	3.72	75,311	5.38
Total	$322,542	6.43%	$222,668	4.96%	$12,006	4.07%	$557,216	5.79%

Prior to the Bank Merger, the Company had loans funded by an interest reserve. To mitigate risks related to the use of interest reserves, the Company followed an interest reserve policy approved by its Board of Directors which set underwriting standards for loans with interest reserves. These policies included loan-to-value, or LTV, limits as well as guarantor strength and equity requirements. Additionally, strict monitoring requirements were followed. LTV limits were established based on regulatory guidelines for each loan type, and interest reserve loans with an LTV (using an updated independent appraisal) exceeding those limits were generally placed on nonaccrual status.

As of December 31, 2010 (Predecessor), the Company had a total of 28 loans funded by an interest reserve with total outstanding balances of $48.0 million, representing approximately 4% of total outstanding loans. Total commitments on these loans equaled $55.2 million with total remaining interest reserves of $1.3 million, representing a weighted average term of approximately 7 months of remaining interest coverage. The following table summarizes the Company’s residential and commercial acquisition, development and construction, or ADC, loans with active interest reserves as of December 31, 2010 (Predecessor):

	Predecessor Company
December 31, 2010	Outstanding Balance	Unfunded Commitments	Number of Loans	Remaining Interest Reserves	Balance on Nonaccrual
(Dollars in thousands)

Residential ADC	$12,702	$1,009	14	$351	$3,311
Commercial ADC	35,281	6,174	14	974	–
Total 1	$47,983	$7,183	28	$1,325	3,311

1	Excludes loans where interest reserves have previously been depleted and the borrower is paying from other sources.

Nonperforming Assets and Impaired Loans

As discussed above, the Company reported no loans on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Prior to the Bank Merger, loans were generally classified as nonaccrual if they were past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans were well secured and in the process of collection. If a loan or a portion of a loan was classified as doubtful or as partially charged off, the loan was generally classified as nonaccrual. Loans that were on a current payment status or past due less than 90 days may also have been classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans were returned to accrual status when all principal and interest amounts contractually due (including arrearages) were reasonably assured of repayment within an acceptable period of time, and there was a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

Index
The following table presents an analysis of nonperforming assets as of December 31, 2010 (Predecessor):

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Nonperforming assets:
Nonperforming loans:
Commercial real estate	$53,371
Consumer real estate	3,758
Commercial owner occupied	8,198
Commercial and industrial	5,830
Consumer	6
Other loans	781
Total nonperforming loans	71,944
Other real estate:
Construction, land development, and other land	10,797
1-4 family residential properties	4,529
1-4 family residential properties sold with 100% financing	1,004
Commercial properties	1,086
Closed branch office	918
Total other real estate	18,334
Total nonperforming assets	90,278
Performing restructured loans	4,463
Total nonperforming assets and restructured loans	$94,741

Asset quality ratios:
Nonperforming loans to total loans	5.73%
Nonperforming assets to total assets	5.69
Nonperforming assets and restructured loans to total assets	5.98
Allowance for loan losses to total loans	2.87
Allowance for loan losses to nonperforming loans	50.12

Due to the Bank Merger, Company reported no other real estate on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Prior to the Bank Merger, other real estate included foreclosed assets and other real property held for sale. Other real estate totaled $18.3 million as of December 31, 2010 (Predecessor). As of December 31, 2010 (Predecessor), other real estate included $918 thousand of real estate from a closed branch office held for sale and included $1.0 million of residential properties sold to individuals prior to December 31, 2010 where the Company financed 100% of the purchase price of the home at closing. These financed properties would remain in other real estate until regular payments were made by the borrowers that total at least 5% of the original purchase price, at which time the properties would be moved out of other real estate and into the performing mortgage loan portfolio.

The Company actively marketed all of its foreclosed properties. Such properties were adjusted to fair value upon transfer of the loans or premises to other real estate. Subsequently, these properties were carried at the lower of carrying value or updated fair value. The Company obtained updated appraisals and/or internal evaluations for all other real estate. The Company considered all other real estate to be classified as Level 2 fair value estimates based on current appraised values as of December 31, 2010 (Predecessor).

Prior to the Bank Merger, individually impaired loans primarily consisted of nonperforming loans and troubled debt restructurings (“TDRs”) but could have included other loans identified by management as being impaired. Individually impaired loans totaled $76.5 million as of December 31, 2010 (Predecessor). The following table summarizes the Company’s individually impaired loans and performing TDRs as of December 31, 2010 (Predecessor):

Index
Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Impaired loans:
Impaired loans with related allowance for loan losses	$2,378
Impaired loans for which the full loss has been charged off	74,141
Total impaired loans	76,519
Allowance for loan losses related to impaired loans	(529)
Net carrying value of impaired loans	$75,990

Performing TDRs:
Commercial real estate	$3,856
Consumer real estate	121
Commercial owner occupied	421
Commercial and industrial	65
Consumer	–
Total performing TDRs	$4,463

Prior to the Bank Merger, loans were classified as TDRs by the Company when certain modifications were made to the loan terms and concessions were granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructured loans for borrowers in financial difficulty that had designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans were restructured to provide the borrower additional time to execute upon their plans. The Company granted concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company did not generally grant concessions through forgiveness of principal or accrued interest. Restructured loans where a concession had been granted through extension of the maturity date generally included extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms were also combined with a reduction of the stated interest rate in certain cases. Success in restructuring loan terms was mixed but had proven to be a useful tool in certain situations to protect collateral values and to allow certain borrowers additional time to execute upon defined business plans. In situations where a TDR was unsuccessful and the borrower was unable to follow through with terms of the restructured agreement, the loan was placed on nonaccrual status and continued to be written down to the underlying collateral value.

The Company’s policy with respect to accrual of interest on loans restructured in a TDR followed relevant supervisory guidance. That is, if a borrower had demonstrated performance under the previous loan terms and showed capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate was likely. If a borrower was materially delinquent on payments prior to the restructuring but showed the capacity to meet the restructured loan terms, the loan would likely continue as nonaccrual going forward. Lastly, if the borrower did not perform under the restructured terms, the loan was placed on nonaccrual status. The Company closely monitored these loans and ceased accruing interest on them if management believed that the borrowers did not continue performing based on the restructured note terms. If a loan was restructured a second time, after previously being classified as a TDR, that loan was automatically placed on nonaccrual status. The Company’s policy with respect to nonperforming loans required the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan could be placed back on accrual status. Further, the borrower must have shown the capacity to continue performing into the future prior to restoration of accrual status.

Prior to the Bank Merger, all TDRs were considered to be individually impaired and were evaluated as such in the quarterly allowance calculation. As of December 31, 2010 (Predecessor), there was no allowance for loan loss allocated to TDRs as all of these loans were charged down to estimated fair value. Outstanding nonperforming TDRs totaled $14.0 million as of December 31, 2010 (Predecessor).

Index
Allowance for Loan Losses

The Company’s allowance for loan losses was significantly impacted by the controlling investment by CBF on January 28, 2011. CBF owns approximately 83% of the Company’s outstanding common stock. Because of the CBF Investment, the Company’s assets and liabilities were adjusted to estimated preliminary fair value at the acquisition date, and the allowance for loan losses was eliminated at that date.

Further, the company recorded no allowance for loan losses on its Consolidated Balance Sheet as of December 31, 2011 (Successor) due to the Bank Merger and related deconsolidation of Old Capital Bank. In the successor period prior to the Bank Merger, allowance for loans losses were established through a provision for loan losses charged to expense, and reflected estimated losses inherent in loans originated subsequent to the CBF investment date and estimated impairment related to probable decreases in cash flows expected to be collected on certain purchase credit-impaired loan pools.

Prior to the Bank Merger, the allowance for loan losses represented management’s best estimate of probable credit losses that were inherent in the loan portfolio at the balance sheet date and was determined by management through at least quarterly evaluations of the loan portfolio. The allowance calculation consisted of reserves on loans individually evaluated for impairment and reserves on loans collectively evaluated for impairment.

The evaluation of the allowance for loan losses was inherently subjective, and management used the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from the estimates, future adjustments to the allowance for loan losses may have been necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically reviewed the Company’s allowance for loan losses. Such agencies may have required the Company to recognize additions to the allowance for loan losses based on their judgments of all relevant information available to them at the time of their examination. Any adjustments to original estimates were made in the period in which the factors and other considerations indicated that adjustments to the allowance for loan losses were necessary.

Management has allocated the allowance for loan losses by loan purpose for the past five years ended December 31, as shown in the following table:

	Successor Company		Predecessor Company
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Commercial	$–	–%	$21,734	60%	$14,187	54%	$9,749	66%	$10,231	75%
Construction	–	–	11,499	32	10,343	40	3,548	24	1,812	13
Consumer	–	–	614	2	481	2	620	4	631	5
Home equity lines	–	–	1,003	3	491	2	570	4	419	3
Mortgage	–	–	1,211	3	579	2	308	2	478	4
Total	$–	–%	$36,061	100%	$26,081	100%	$14,795	100%	$13,571	100%

The following table presents the allowance for loan losses, allocated according to collateral risk within the loan portfolio consistent with other loan-related disclosures, for the past four years ended December 31:

	Successor Company		Predecessor Company
(Dollars in thousands)	2011		2010		2009		2008
	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Commercial real estate	$–	–%	$20,995	58%	$14,987	58%	$6,825	46%
Consumer real estate	–	–	4,732	13	2,383	9	2,360	16
Commercial owner occupied	–	–	3,395	9	2,650	10	1,878	13
Commercial and industrial	–	–	6,432	18	5,536	21	3,233	22
Consumer	–	–	354	1	326	1	316	2
Other loans	–	–	153	1	199	1	183	1
Total	$–	–%	$36,061	100%	$26,081	100%	$14,795	100%

Index
Prior to the Bank Merger, the allowance was established through a provision for loan losses charged to expense. Loans were charged against the allowance for loan losses when management believed that the collectability of the principal was unlikely. The following table presents an analysis of changes in the allowance for loan losses for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29 to Dec. 31, 2011	Jan. 1 to Jan. 28, 2011	Year Ended 2010	Year Ended 2009	Year Ended 2008	Year Ended 2007

Balance at beginning of period, predecessor	$–	$36,061	$26,081	$14,795	$13,571	$13,347
Adjustment for loans acquired in acquisition		–	–	–	845	–
Net charge-offs:
Loans charged off:
Commercial real estate	–	–	38,220	8,026	1,991	1,292
Consumer real estate	337	26	3,923	2,016	125	2,264
Commercial and industrial	–	12	6,639	1,903	1,658	1,265
Consumer	2	11	429	252	794	403
Other loans		–	209	–	–	28
Total charge-offs	339	49	49,420	12,197	4,568	5,252
Recoveries of loans previously charged off:
Commercial real estate	–	4	664	200	650	455
Consumer real estate	–	3	54	107	28	1,295
Commercial and industrial	–	1	115	63	316	9
Consumer	–	1	22	49	77	111
Total recoveries	–	9	855	419	1,071	1,870
Total net charge-offs	339	40	48,565	11,778	3,497	3,382
Provision for loan losses	1,450	40	58,545	23,064	3,876	3,606
Merger of Old Capital Bank into Capital Bank, NA	(1,111)	–	–	–	–	–
Balance at end of period, predecessor	–	36,061	36,061	26,081	14,795	13,571
Acquisition accounting adjustment	–	(36,061)	–	–	–	–
Balance at end of period, successor	$–	$–	$–	$–	$–	$–

Net charge-offs to average loans during the year	NA	NA	3.60%	0.89%	0.30%	0.32%

Loans Individually Evaluated for Impairment

Prior to the Bank Merger, a loan was considered individually impaired, based on current information and events, if it was probable that the Company would be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that were collateral dependent were based on the fair value of the underlying collateral while reserves, or charge-offs, on loans that were not collateral dependent were based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. For certain individually impaired loans on borrower relationships less than $500 thousand, management aggregated the loans based on common risk characteristics and used historical loss statistics as a means of measuring impairment, or reserves, on those loans. Management evaluated loans that were classified as doubtful, substandard or special mention to determine whether they were individually impaired. This evaluation included several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

As of December 31, 2010 (Predecessor), the recorded investment in impaired loans for which the full loss was charged-off totaled $74.1 million and the aggregate unpaid principal balances of these loans totaled $92.1 million. The difference between the recorded investment and unpaid principal balance represented cumulative charge-offs over the life of these impaired loans. As of December 31, 2010 (Predecessor), the recorded investment in impaired loans with a related allowance totaled $2.4 million with related reserves of $529 thousand. In 2010, the Company changed its practice to charge down all individually impaired loans to estimated fair value except for the small group of individually impaired loans on borrower relationships less than $500 thousand that were aggregated for impairment measurement purposes. Given the Company’s concentration in real estate lending, the vast majority of individually impaired loans were collateral dependent and were therefore valued based on underlying collateral values. In the case of unsecured loans that became impaired, unpaid principal balances were fully charged off.

Index
The Company employed a dedicated Special Assets Group that monitored problem loans and formulated collection and/or resolution plans for those borrowers. Special Assets and the lender who underwrote the problem loan remained updated on market conditions and inspected the collateral on a regular basis. If there was a reason to believe that collateral values had been negatively affected by market or other forces, an updated appraisal was ordered to assess the change in value. The Company’s management would generally seek to ensure that appraisals were not more than twelve months old for all individually impaired loans.

For most individually impaired loans, the fair value of underlying collateral was estimated based on a current independent appraised value, adjusted for estimated costs to sell. These were considered Level 2 fair value estimates. For certain impaired loans where appraisals were aged or where market conditions had significantly changed since the appraisal date, a further reduction was made to appraised value to arrive at the fair value of collateral. These were considered Level 3 fair value estimates. In other situations, management used broker price opinions, internal valuations or other valuation sources. These were also considered Level 3 fair value estimates. Estimated fair value on impaired loans totaled $76.0 million as of December 31, 2010 (Predecessor). Of this amount, $61.0 million of impaired loans were valued based on current independent appraisals, and $15.0 million of impaired loans were valued based on a combination of adjusted appraised values, internal valuations, and other valuation sources or methods. Internal valuations were used primarily for equipment valuations or for certain real estate valuations where recent home sales data was used to estimate value for similar fully or partially built houses. For any impaired loan where a reserve had previously been established, or where a partial charge-off had been recorded, an updated appraisal that reflected a further decline in value will result in an additional reserve or partial charge-off during the period.

Loans Collectively Evaluated for Impairment

Prior to the Bank Merger, reserves on loans collectively evaluated for impairment were determined by applying loss rates to pools of loans that were grouped according to the Company’s two-dimensional risk rating system. The first digit of the risk rating represented the credit quality of the borrower and was used to calculate the probability of default used in the “pooled” reserve calculation, while the second digit represented the loan collateral type and was used to calculate the loss given default also used in the “pooled” reserve calculation. The first digit ranged from 1 to 9, where a higher rating represented higher credit risk, and was selected on the financial strength and overall resources of the borrower, and the second digit was chosen by the type of primary collateral securing the loan.

At the origination of each commercial loan, the loan officer evaluated the relative risk of the loan and assigned a corresponding risk rating based upon completion of a standardized risk rating worksheet that was reviewed by management. To ensure that loans were properly risk rated after origination, loan officers were required to re-evaluate assigned risk ratings whenever the borrower’s financial condition or ability to repay their loan changes. At a minimum, risk ratings were reassigned whenever a loan was renewed or modified. Additionally, the Bank employed a loan review department that audits loans based on a defined scope. Loans were reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence, and continuing accuracy of the loan’s risk rating. The loan review department reported its findings to senior management and the Audit Committee of the Company’s Board of Directors.

In addition to using historical default and charge-off experience for each pool to calculate loss rates on loans collectively evaluated for impairment, management also considered the following environmental factors in establishing these loss rates:

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

Index
As of December 31, 2010 (Predecessor), the Company used two years of default and charge-off history for purposes of calculating reserves on loans evaluated collectively. Nonperforming loans and net charge-offs had significantly increased over the two year period, particularly in the commercial real estate portfolio, and such increases directly impacted loss rates and the resulting allowance for loan losses for each loan pool.

Commercial Real Estate Analysis

Residential Construction & Development Loan Analysis by Type:	Residential Land / Development	Residential Construction	Total
(Dollars in thousands)

December 31, 2010 (Predecessor Company)
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

December 31, 2010 (Predecessor Company)
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

December 31, 2010 (Predecessor Company)
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

December 31, 2010 (Predecessor Company)
Triangle	$291,377	64.09%	$13,364	4.59%	$7,240	2.48%
Sandhills	66,292	14.58	815	1.23	2,504	3.78
Triad	41,441	9.12	–	–	1,122	2.71
Western	55,503	12.21	78	0.14	1,158	2.09
Total	$454,613	100.00%	$14,257	3.14%	$12,024	2.64%

Deposits

Due to the Bank Merger, the Company reported no deposits on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Total deposits totaled $1.34 billion as of December 31, 2010 (Predecessor). Of this amount, $116.1 million represented noninterest-bearing demand deposits as of December 31, 2010 (Predecessor), and $1.23 billion interest-bearing deposits as of December 31, 2010 (Predecessor). Time deposit balances of $100,000 and greater totaled $327.5 million with an average interest rate of 1.97% as of December 31, 2010 (Predecessor).

The following table reflects the scheduled maturities and average rates of time deposits as of December 31, 2010 (Predecessor):

	Predecessor Company
December 31, 2010	Time Deposits $100,000 or Greater		Time Deposits Less than $100,000
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Three months or less	$13,952	1.11%	$77,004	0.64%
Over three months to one year	28,930	1.76	114,686	1.15
Over one year to three years	253,107	1.95	315,341	1.87
Over three years	31,463	2.73	38,847	2.71
	$327,452	1.97%	$545,878	1.61%

Borrowings and Subordinated Debt

Due to the Bank Merger, the Company reported no outstanding borrowings on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Prior to the Bank Merger, advances from the FHLB totaled $51.0 million and had a weighted average rate of 4.22% as of December 31, 2010 (Predecessor). In addition, overnight borrowings on the Company’s credit line at the FHLB totaled $20.0 million as of December 31, 2010 (Predecessor). These fixed rate advances as well as the Company’s credit line with the FHLB were collateralized by eligible 1–4 family mortgages, home equity loans and commercial loans.

Outstanding structured repurchase agreements totaled $50.0 million as of December 31, 2010 (Predecessor). These repurchase agreements had a weighted average rate of 4.06% as of December 31, 2010 (Predecessor) and were collateralized by certain U.S. agency and mortgage-backed securities.

Prior to the Bank Merger, the Company maintained a credit line at the Federal Reserve Bank’s (“FRB”) discount window that was used for short-term funding needs and as an additional source of liquidity. Primary credit borrowings as well as the Company’s credit line at the discount window were collateralized by eligible commercial construction as well as commercial and industrial loans. The Company had total average outstanding borrowings of $150.2 million with effective borrowing costs of 3.02% in the year ended December 31, 2010 (Predecessor).

Index
The Company had $19.2 million and $34.3 million of subordinated debentures outstanding as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. The decline in the carrying value of these debt instruments since December 31, 2010 (Predecessor) was primarily due to acquisition accounting adjustments resulting from the CBF Investment and accretion of the fair value discount in the successor period.

Capital Resources

Total shareholders’ equity was $224.9 million as of December 31, 2011 (Successor) and represented a significant increase from the $76.7 million balance as of December 31, 2010 (Predecessor). This increase was primarily due to the CBF Investment on January 28, 2011. Common stock, no par value, totaled $218.8 million as of December 31, 2011 (Successor). This amount represents the fair value of net assets acquired of $224.1 million at the CBF Investment date, which includes the non-controlling interest at fair value, in addition to net proceeds of $3.8 million from the issuance of approximately 1.6 million shares of the Company’s common stock in the Rights Offering on March 11, 2011. Common stock then decreased by a net of $9.1 million due to the Bank Merger and GreenBank merger. The Company’s retained earnings totaled $5.3 million as of December 31, 2011 (Successor), which represents the Company’s net income in the successor period. Accumulated other comprehensive income totaled $771 thousand as of December 31, 2011 (Successor) and represented the Company’s equity in Capital Bank, NA’s other comprehensive income in the period subsequent to the Bank Merger.

Capital Bank Corporation’s and Capital Bank, NA’s capital amounts and ratios as of December 31, 2011 (Successor) are presented in the following table:

	Successor Company
			Minimum Requirements To Be:
December 31, 2011	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$244,027	98.39%	$19,841	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	240,437	96.95	9,920	4.00	N/A	N/A
Tier I capital (to average assets)	240,437	96.56	9,960	4.00	N/A	N/A

Capital Bank, NA:
Total capital (to risk-weighted assets)	$687,971	16.67%	$330,201	8.00%	$412,752	10.00%
Tier I capital (to risk-weighted assets)	649,523	15.74	165,101	4.00	247,651	6.00%
Tier I capital (to average assets)	649,523	10.38	250,180	4.00	312,725	5.00%

Recent Items Impacting Capital Resources

CBF Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million in cash. In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of the Bank’s existing loan portfolio. Also in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program were repurchased.

Pursuant to the CBF Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

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

Informal Regulatory Agreement

On October 28, 2010, Old Capital Bank entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation and the North Carolina Commissioner of Banks. An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. In accordance with the terms of the MOU, Old Capital Bank agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. In addition, Old Capital Bank must obtain regulatory approval prior to paying any dividends to the Company. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Company consults with the Federal Reserve prior to payment of any dividends or interest on debt.

The FDIC’s Atlanta Regional Office terminated its involvement in the MOU effective October 29, 2011, between its Board of Directors of Old Capital Bank, the FDIC and NC Commissioner of Banks. The termination was effective at close of business June 30, 2011, upon the merger of Old Capital Bank with and into NAFH Bank, which was subsequently renamed Capital Bank, National Association.

Liquidity Management

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, NA. On September 7, 2011, CBF acquired a controlling interest in Green Bankshares and merged its banking subsidiary, GreenBank, with and into Capital Bank, NA. Following the GreenBank merger, Capital Bank, NA is now owned by the Company, CBF, TIB Financial Corp. and Green Bankshares. CBF is the owner of approximately 83% of the Company’s common stock, approximately 94% of TIB Financial’s common stock and approximately 90% of Green Bankshares’ common stock.

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of December 31, 2011, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million.

The Company reports its investment in Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment in that entity. As of December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $243.7 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of December 31, 2011 (Successor). The Bank Merger resulted in a significant decrease in the total assets and total liabilities of the Company. As of December 31, 2011 (Successor), the Company had cash on deposit with Capital Bank, NA of approximately $2.2 million. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes.

Off-Balance Sheet Arrangement and Contractual Obligations

Due to the Bank Merger, the Company had no outstanding borrowings or operating lease obligations as of December 31, 2011 (Successor). Subsequent to the Bank Merger, the only outstanding obligations are subordinated debentures issued by the Company. See Note 10 (Subordinated Debentures) for more details.

Index

The following table reflects maturities of contractual obligations as of December 31, 2011 (Successor):

	Successor Company
December 31, 2011	Payments Due by Period
(Dollars in thousands)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total Committed
Contractual obligations:
Borrowings	$–	$–	$–	$–	$–
Subordinated debentures	–	–	–	19,163	19,163
Operating leases	–	–	–	–	–
	$–	$–	$–	$19,163	$19,163

Due to the Bank Merger, the Company had no off-balance sheet commitments as of December 31, 2011 (Successor).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of December 31, 2011 (Successor), the Company’s only earning asset was a $3.4 million advance to Capital Bank, NA which is earning interest at a fixed 10% annual rate. The Company’s interest-bearing liabilities consisted of subordinated debentures with notional amounts totaling $33.4 million. Accordingly, the Company’s net interest income and net interest margin are sensitive to changes in interest rates.

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

Index
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPITAL BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
	Successor Company	Predecessor Company
(Dollars in thousands)	Dec. 31, 2011	Dec. 31, 2010

Assets
Cash and cash equivalents:
Cash and due from banks	$2,163	$13,646
Interest-bearing deposits with banks	–	53,099
Total cash and cash equivalents	2,163	66,745
Investment securities:
Investment securities – available for sale, at fair value	–	214,991
Other investments	–	8,301
Total investment securities	–	223,292
Mortgage loans held for sale	–	6,993
Loans:
Loans – net of unearned income and deferred fees	–	1,254,479
Allowance for loan losses	–	(36,061)
Net loans	–	1,218,418
Investment in and advance to Capital Bank, NA	247,121	–
Other real estate	–	18,334
Premises and equipment, net	–	25,034
Other intangible assets, net	–	1,774
Other assets	458	24,957
Total assets	$249,742	$1,585,547

Liabilities
Deposits:
Demand deposits	$–	$116,113
NOW accounts	–	185,782
Money market accounts	–	137,422
Savings deposits	–	30,639
Time deposits	–	873,330
Total deposits	–	1,343,286
Borrowings	–	121,000
Subordinated debentures	19,163	34,323
Other liabilities	5,715	10,250
Total liabilities	24,878	1,508,859

Shareholders’ Equity
Preferred stock, $1,000 par value; 100,000 shares authorized; 41,279 shares issued and outstanding (liquidation preference of $41,279) at December 31, 2010	–	40,418
Common stock, no par value; 300,000,000 shares authorized; 85,802,164 and 12,877,846 shares issued and outstanding	218,826	145,594
Retained earnings (accumulated deficit)	5,267	(108,027)
Accumulated other comprehensive income (loss)	771	(1,297)
Total shareholders’ equity	224,864	76,688
Total liabilities and shareholders’ equity	$249,742	$1,585,547

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	Successor Company	Predecessor Company
(Dollars in thousands except per share data)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Interest income:
Loans and loan fees	$27,521	$5,479	$68,474	$70,178
Investment securities:
Taxable interest income	3,206	391	7,483	9,849
Tax-exempt interest income	398	74	1,596	3,026
Dividends	59	–	80	46
Federal funds and other interest income	257	11	89	42
Total interest income	31,441	5,955	77,722	83,141
Interest expense:
Deposits	4,560	1,551	21,082	28,037
Borrowings and subordinated debentures	1,968	445	5,677	6,226
Total interest expense	6,528	1,996	26,759	34,263
Net interest income	24,913	3,959	50,963	48,878
Provision for loan losses	1,450	40	58,545	23,064
Net interest income (loss) after provision for loan losses	23,463	3,919	(7,582)	25,814
Noninterest income:
Service charges and other fees	1,355	291	3,311	3,883
Bank card services	847	174	2,020	1,539
Mortgage origination and other loan fees	518	210	1,861	1,935
Brokerage fees	308	78	963	698
Bank-owned life insurance	134	10	699	1,830
Equity income from investment in Capital Bank, NA	4,045	–	–	–
Other	155	69	840	607
Securities gains (losses):
Realized securities gains, net	–	–	5,855	173
Other-than-temporary impairments	–	–	–	(1,082)
Less: non-credit portion recognized in other comprehensive income	–	–	–	584
Total securities gains (losses), net	–	–	5,855	(325)
Total noninterest income	7,362	832	15,549	10,167
Noninterest expense:
Salaries and employee benefits	9,525	1,977	22,675	22,112
Occupancy	2,970	548	5,906	5,630
Furniture and equipment	1,401	275	3,183	3,155
Data processing and telecommunications	911	180	2,092	2,317
Advertising and public relations	325	131	1,887	1,610
Office expenses	498	93	1,260	1,383
Professional fees	543	190	2,514	1,488
Business development and travel	550	87	1,350	1,244
Amortization of other intangible assets	478	62	937	1,146
ORE losses and miscellaneous loan costs	1,608	176	5,006	1,646
Directors’ fees	93	68	1,061	1,418
FDIC deposit insurance	1,076	266	3,846	2,721
Contract termination fees	3,955	–	–	–
Other	1,344	102	2,592	3,940
Total noninterest expense	25,277	4,155	54,309	49,810
Net income (loss) before taxes	5,548	596	(46,342)	(13,829)
Income tax expense (benefit)	281	–	15,124	(7,013)
Net income (loss)	5,267	596	(61,466)	(6,816)
Dividends and accretion on preferred stock	–	861	2,355	2,352
Net income (loss) attributable to common shareholders	$5,267	$(265)	$(63,821)	$(9,168)

Earnings (loss) per common share – basic	$0.06	$(0.02)	$(4.98)	$(0.80)
Earnings (loss) per common share – diluted	$0.06	$(0.02)	$(4.98)	$(0.80)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Preferred Stock		Common Stock		Other Comprehensive Income	Retained Earnings (Accumulated
Predecessor Company	Shares	Amount	Shares	Amount	(Loss)	Deficit)	Total
(Dollars in thousands)

Balance at January 1, 2009	41,279	$39,839	11,238,085	$139,209	$886	$(31,420)	$148,514

Comprehensive loss:
Net loss						(6,816)	(6,816)
Net unrealized gain on securities, net of tax of $3,169					5,051		5,051
Net unrealized loss on cash flow hedge, net of tax benefit of $1,215					(1,936)		(1,936)
Amortization of prior service cost on SERP					(46)		(46)
Total comprehensive loss							(3,747)
Accretion of preferred stock discount		288				(288)	–
Restricted stock awards			16,692	107			107
Stock option expense				50			50
Directors’ deferred compensation			93,340	543			543
Dividends on preferred stock						(2,064)	(2,064)
Dividends on common stock ($0.32 per share)						(3,618)	(3,618)
Balance at December 31, 2009	41,279	$40,127	11,348,117	$139,909	$3,955	$(44,206)	$139,785

Comprehensive loss:
Net loss						(61,466)	(61,466)
Net unrealized loss on securities, net of tax benefit of $3,300					(5,260)		(5,260)
Amortization of prior service cost on SERP					8		8
Total comprehensive loss							(66,718)
Accretion of preferred stock discount		291				(291)	–
Issuance of common stock			1,468,770	5,065			5,065
Restricted stock forfeiture			(3,508)	(10)			(10)
Stock option expense				54			54
Directors’ deferred compensation			64,467	576			576
Dividends on preferred stock						(2,064)	(2,064)
Balance at December 31, 2010	41,279	$40,418	12,877,846	$145,594	$(1,297)	$(108,027)	$76,688
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Continued)

	Preferred Stock		Common Stock		Other Comprehensive Income	Retained Earnings (Accumulated
Predecessor Company	Shares	Amount	Shares	Amount	(Loss)	Deficit)	Total
(Dollars in thousands)

Balance at January 1, 2011	41,279	$40,418	12,877,846	$145,594	$(1,297)	$(108,027)	$76,688
Comprehensive income:
Net income						596	596
Net unrealized loss on securities, net of tax benefit of $204					(324)		(324)
Amortization of prior service cost on SERP					1		1
Total comprehensive income							273
Accretion of preferred stock discount		24				(24)	–
Stock option expense				5			5
Directors’ deferred compensation				35			35
Dividends on preferred stock						(172)	(172)
Balance at January 28, 2011	41,279	$40,442	12,877,846	$145,634	$(1,620)	$(107,627)	$76,829

	Preferred Stock		Common Stock		Other Comprehensive Income	Retained Earnings (Accumulated
Successor Company	Shares	Amount	Shares	Amount	(Loss)	Deficit)	Total
(Dollars in thousands)

Balance at January 29, 2011	–	$–	83,877,846	$224,085	$–	$–	$224,085
Comprehensive income:
Net income						5,267	5,267
Net unrealized gain on securities, net of tax of $3,367					5,266		5,266
Total comprehensive income							10,533
Issuance of common stock, net of offering costs of $300			1,613,165	3,814			3,814
Stock option expense				78			78
Restricted stock forfeiture			(1,751)	(7)			(7)
Directors’ deferred compensation			312,904	–			–
Merger of Old Capital Bank into Capital Bank, NA				(4,124)	(4,495)		(8,619)
Merger of GreenBank into Capital Bank, NA				(5,020)			(5,020)
Balance at December 31, 2011	–	$–	85,802,164	$218,826	$771	$5,267	$224,864

The accompanying notes are an integral part of these consolidated financial statements.

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Cash flows from operating activities:
Net income (loss)	$5,267	$596	$(61,466)	$(6,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity income from investment in Capital Bank, NA	(4,045)	–	–	–
Accretion of purchased credit-impaired loans	(26,262)	–	–	–
Amortization/accretion on acquired liabilities, net	(3,403)	–	–	–
Provision for loan losses	1,450	40	58,545	23,064
Loss on repurchase of mortgage loans	–	–	–	361
Amortization of other intangible assets	478	62	937	1,146
Depreciation	1,354	240	2,629	2,893
Stock-based compensation	146	42	736	702
(Gain) loss on sale of securities, net	–	–	(5,855)	325
Amortization of premium on securities, net	695	171	98	180
Loss on disposal of premises, equipment and ORE	5	26	444	88
ORE valuation adjustments	74	–	2,088	217
Bank-owned life insurance income	(134)	(10)	(699)	(378)
Deferred income tax expense (benefit)	3,415	–	15,396	(4,708)
Net change in:
Mortgage loans held for sale	1,907	4,424	(6,993)	–
Accrued interest receivable and other assets	(7,659)	(1,309)	5,070	(5,972)
Accrued interest payable and other liabilities	3,024	(3,939)	(1,279)	(220)
Net cash provided by (used in) operating activities	(23,688)	343	9,651	10,882

Cash flows from investing activities:
Net cash paid in Capital Bank merger	(42,880)	–	–	–
Investment in Capital Bank, NA	(16,063)	–	–	–
Principal repayments on loans, net of loans originated or acquired	13,048	14,547	68,805	(162,132)
Purchases of premises and equipment	(607)	(307)	(3,938)	(3,326)
Proceeds from sales of premises, equipment and ORE	4,545	20	8,350	5,856
Proceeds from surrender of bank-owned life insurance	–	–	16,473	–
Sales (purchases) of FHLB stock	1,259	–	(1,680)	(20)
Purchases of securities – available for sale	(138,855)	(6,840)	(232,579)	(31,842)
Proceeds from sales of securities – available for sale	–	–	164,012	21,703
Proceeds from principal repayments/calls/maturities of securities – available for sale	25,761	3,936	89,021	48,947
Proceeds from principal repayments/calls/maturities of securities – held to maturity	–	–	853	1,503
Net cash provided by (used in) investing activities	(153,792)	11,356	109,317	(119,481)
(continued on next page)

Index
CAPITAL BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Cash flows from financing activities:
(Decrease) increase in deposits, net	(2,426)	(4,960)	(34,679)	62,651
Decrease in repurchase agreements, net	–	–	(6,543)	(8,467)
Proceeds from borrowings	–	–	189,000	183,000
Principal repayments of borrowings	(30,000)	(5,000)	(235,000)	(148,000)
Proceeds from issuance of subordinated debentures	–	–	3,393	–
Repurchase of preferred stock	–	(41,279)	–	–
Proceeds from CBF Investment	–	181,050	–	–
Proceeds from issuance of common stock, net of offering costs	3,814	–	5,065	–
Dividends paid	–	–	(2,972)	(5,527)
Net cash provided by (used in) financing activities	(28,612)	129,811	(81,736)	83,657

Net change in cash and cash equivalents	$(206,092)	$141,510	$37,232	$(24,942)
Cash and cash equivalents at beginning of year	208,255	66,745	29,513	54,455
Cash and cash equivalents at end of year	$2,163	$208,255	$66,745	$29,513

Supplemental Disclosure of Cash Flow Information

Noncash investing activities:
Transfer of noncash assets to Capital Bank, NA	$1,419,308	$–	$–	$–
Transfer of liabilities to Capital Bank, NA	1,457,413	–	–	–
Equity method investment in Capital Bank, NA	232,264	–	–	–
Transfers of loans and premises to ORE	7,573	248	18,453	15,356
Transfers of OREO to loans	857	146	–	–
Transfers of securities from held to maturity to available for sale	–	–	2,822	–
Capital leases recorded in premises and other liabilities	6,618	–	–	–

Cash paid for (received from):
Income taxes	$130	$–	$(2,190)	$(4,521)
Interest	10,706	1,531	27,219	35,364

The accompanying notes are an integral part of these consolidated financial statements.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Capital Bank Corporation is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Capital Bank (“Old Capital Bank”), a state-chartered banking corporation that was incorporated under the laws of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. The Company also has interests in three trusts: Capital Bank Statutory Trust I, II, and III.

The Trusts were formed for the sole purpose of issuing trust preferred securities and are not consolidated with the financial statements of the Company. The proceeds from such issuances were loaned to the Company in exchange for the subordinated debentures, which are the sole assets of the Trusts. A portion of the proceeds from the issuance of the subordinated debentures were used by the Company to repurchase shares of Company common stock. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trusts have no operations other than those that are incidental to the issuance of the trust preferred securities (See Note 10 – Subordinated Debentures).

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million in cash. As a result of the CBF Investment and the Company’s rights offering on March 11, 2011, CBF currently owns approximately 83% of the Company’s common stock. Upon closing of the CBF Investment, R. Eugene Taylor, CBF’s Chief Executive Officer, Christopher G. Marshall, CBF’s Chief Financial Officer, and R. Bruce Singletary, CBF’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional CBF-designated members (Peter N. Foss and William A. Hodges).

On June 30, 2011, Old Capital Bank merged with and into NAFH Bank, a national banking association, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA” and the “Bank”). On September 7, 2011, CBF acquired a controlling interest in Green Bankshares, and merged its banking subsidiary, GreenBank, with and into Capital Bank, NA. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. CBF is the owner of approximately 94% of TIB Financial’s common stock and approximately 90% of Green Bankshares’ common stock.

CBF Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million in cash. In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) were repurchased.

Pursuant to the CBF Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

Also in connection with the closing of the CBF Investment, the Company amended its Supplemental Executive Retirement Plan (the “Executive Plan” or “SERP”) to waive, with respect to unvested amounts only, any change in control provision and corresponding entitlement to change in control benefits that would otherwise be triggered by the CBF Investment or any subsequent transaction or series of transactions that result in an affiliate of CBF holding the Company’s outstanding voting securities or total voting power. On January 28, 2011, the Company received written waivers from each of the participants in the Executive Plan pursuant to which such executives waived the previously described change in control benefits under the SERP and the accelerated vesting of their outstanding unvested Company stock options in connection with the transactions contemplated by the CBF Investment. Cash payments made to participants in the Executive Plan upon change in control related to vested benefits totaled $1.1 million. The Supplemental Retirement Plan for Directors was not amended, and cash payments made to participants upon change in control pursuant to terms of this plan totaled $3.2 million.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. Push-down accounting is required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate for this transaction, and as such, has applied the acquisition method of accounting due to CBF’s acquisition of 85% of the Company’s outstanding common stock on January 28, 2011.

Bank Mergers

On June 30, 2011, Old Capital Bank, formerly a wholly-owned subsidiary of the Company, merged with and into NAFH Bank, a national banking association, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, NA. On September 7, 2011, CBF acquired a controlling interest in Green Bankshares and merged its banking subsidiary, GreenBank, with and into Capital Bank, NA. Following the GreenBank merger, Capital Bank, NA is now owned by the Company, CBF, TIB Financial Corp. and Green Bankshares. CBF is the owner of approximately 83% of the Company’s common stock, approximately 94% of TIB Financial’s common stock and approximately 90% of Green Bankshares’ common stock.

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

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of December 31, 2011, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million.

The Bank Merger, the preceding merger of TIB Bank and Capital Bank, NA, and the succeeding merger of GreenBank and Capital Bank, NA were restructuring transactions between commonly-controlled entities. At the time of the Bank Merger, due to the deconsolidation of Old Capital Bank, the balance of accumulated other comprehensive income was reclassified to common stock within shareholders’ equity. Immediately following the Bank Merger, on June 30, 2011, CBF, the Company and TIB Financial made cash contributions of additional capital to Capital Bank, NA of $4.7 million, $6.1 million and $5.2 million, respectively, in proportion to their respective ownership interests in Capital Bank, NA. On September 30, 2011, the Company made a $10.0 million contribution of additional capital to Capital Bank, NA in exchange for additional shares of Capital Bank, NA. These capital contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

The Company reports its investment in Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment in that entity. As of December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $243.7 million, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of December 31, 2011 (Successor). In the successor period from June 30, 2011 to December 31, 2011, the Company increased the equity investment balance by $4.0 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $771 thousand based on its equity in Capital Bank, NA’s other comprehensive income.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The following table presents summarized financial information for the Company’s equity method investee, Capital Bank, NA:

Capital Bank, NA	Jun. 30, 2011 to Dec. 31, 2011
(Dollars in thousands)

Interest income	$137,508
Interest expense	17,810
Net interest income	119,698
Provision for loan losses	28,636
Noninterest income	28,710
Noninterest expense	97,754
Net income	$13,984

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairment on investment securities, deferred tax asset valuation allowances, and impairment of long-lived assets. Actual results could differ from those estimates. Due to the CBF Investment, the Company has added an accounting policy related to purchased credit-impaired loans, and due to the Bank Merger, the Company has added an accounting policy related to its equity method investment in Capital Bank, NA.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with Capital Bank, NA, demand and time deposits (with original maturities of 90 days or less) at other high quality financial institutions, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

At each reporting date, the Company evaluates each held to maturity and available for sale investment security in a loss position for other-than-temporary impairment (“OTTI”). The review includes an analysis of the facts and circumstances of each individual investment such as (1) the length of time and the extent to which the fair value has been below cost, (2) changes in the earnings performance, credit rating, asset quality, or business prospects of the issuer, (3) the ability of the issuer to make principal and interest payments, (4) changes in the regulatory, economic, or technological environment of the issuer, and (5) changes in the general market condition of either the geographic area or industry in which the issuer operates.

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

Due to the Bank Merger, the Company reported no investment securities on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

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

Due to the Bank Merger, the Company reported no mortgage loans held for sale on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations and transactions similar to the CBF Investment, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

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

Due to the Bank Merger, the Company had no purchase credit-impaired loans as of December 31, 2011 (Successor).

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

Due to the Bank Merger, the Company had no nonperforming assets or impaired loans as of December 31, 2011 (Successor).

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

Due to the Bank Merger, the Company reported no allowance for loan losses on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

In the successor period prior to the Bank Merger, allowance for loans losses were established through a provision for loan losses charged to expense, and reflected estimated losses inherent in loans originated subsequent to the CBF investment date, estimated impairment related to probable decreases in cash flows expected to be collected on certain purchase credit-impaired loan pools, and losses on acquired non-PCI loans.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees and directors. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

Due to the Bank Merger, the Company reported no bank-owned life insurance on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

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

Due to the Bank Merger, the Company reported no premises and equipment on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Due to the Bank Merger, the Company reported no goodwill or other intangible assets on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

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

Due to the Bank Merger, the Company had no derivative instruments as of December 31, 2011 (Successor).

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communications costs the first time the advertising takes place. The Company may establish accruals for committed advertising costs as incurred.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The calculation of basic and diluted EPS was based on the following for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands except per share data)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Net loss attributable to common shareholders	$5,267	$(265)	$(63,821)	$(9,168)
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	85,649,203	13,188,612	12,810,905	11,470,314
Incremental shares from assumed exercise of stock options	–	–	–	–
Weighted average number of shares outstanding – diluted	85,649,203	13,188,612	12,810,905	11,470,314

Earnings (loss) per common share – basic	$0.06	$(0.02)	$(4.98)	$(0.80)
Earnings (loss) per common share – diluted	$0.06	$(0.02)	$(4.98)	$(0.80)

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share for each period presented are as follows:

	Successor Company	Predecessor Company
	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Anti-dilutive stock options	193,600	297,880	297,880	366,583
Anti-dilutive warrants	–	749,619	749,619	749,619

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

The Company’s other comprehensive income (loss) was as follows for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Unrealized gains (losses) on securities – available for sale	$8,633	$(528)	$(8,560)	$8,220
Unrealized gain (loss) on cash flow hedge	–	–	–	(3,151)
Amortization of prior service cost on SERP	0	1	8	(46)
Income tax effect	(3,367)	204	3,300	(1,954)
Other comprehensive income (loss)	$5,266	$(323)	$(5,252)	$3,069

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has one significant operating segment, which is the providing of general commercial banking and financial services to individuals and businesses primarily in the southeastern region of the United States. The Company’s various products and services are those generally offered by community banks, and the allocation of its resources is based on the overall performance of the institution versus individual regions, branches or products and services.

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

Current Accounting Developments

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this update are to be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

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

2.  CBF Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million in cash. In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also, in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with TARP were repurchased.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Pursuant to the CBF Investment, shareholders as of January 27, 2011 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $2.55 per share, subject to certain limitations. The Company issued 1,613,165 shares of common stock in exchange for $4.1 million upon completion of the Rights Offering on March 11, 2011. Direct offering costs of $300 thousand were recorded as a reduction to the proceeds of the Rights Offering.

Also in connection with the closing of the CBF Investment, the Company amended its Supplemental Executive Retirement Plan to waive, with respect to unvested amounts only, any change in control provision and corresponding entitlement to change in control benefits that would otherwise be triggered by the CBF Investment or any subsequent transaction or series of transactions that result in an affiliate of CBF holding the Company’s outstanding voting securities or total voting power. On January 28, 2011, the Company received written waivers from each of the participants in the Executive Plan pursuant to which such executives waived the previously described change in control benefits under the SERP and the accelerated vesting of their outstanding unvested Company stock options in connection with the transactions contemplated by the CBF Investment. Cash payments made to participants in the Executive Plan upon change in control related to vested benefits totaled $1.1 million. The Supplemental Retirement Plan for Directors was not amended, and cash payments made to participants upon change in control pursuant to terms of this plan totaled $3.2 million.

Push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. Push-down accounting is required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate for this transaction, and as such, has applied the acquisition method of accounting due to CBF’s acquisition of 85% of the Company’s outstanding common stock on January 28, 2011.

The following table summarizes the CBF Investment and the Company’s opening balance sheet:

	Successor Company
(Dollars in thousands)	Originally Reported as of Jan. 28, 2011	Measurement Period Adjustments	Revised as of Jan. 28, 2011

Fair value of assets acquired:
Cash and cash equivalents	$208,255	$–	$208,255
Investment securities	225,336	–	225,336
Mortgage loans held for sale	2,569	–	2,569
Loans	1,135,164	(30,701)	1,104,463
Goodwill	30,994	19,099	50,093
Other intangible assets	5,004	–	5,004
Deferred tax asset	55,391	11,118	66,509
Other assets	66,663	(613)	66,050
Total assets acquired	1,729,376	(1,097)	1,728,279
Fair value of liabilities assumed:
Deposits	1,351,467	–	1,351,467
Borrowings	123,837	–	123,837
Subordinated debt	19,392	475	19,867
Other liabilities	10,595	(1,572)	9,023
Total liabilities assumed	1,505,291	(1,097)	1,504,194
Net assets acquired	224,085	–	224,085
Less: non-controlling interest at fair value	(43,785)	–	(43,785)
	180,300	–	180,300
Underwriting and legal costs	750	–	750
Purchase price	$181,050	$–	$181,050

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Measurement period adjustments reflected above were primarily due to (1) refinements to the acquisition date estimated fair values on certain acquired PCI loans (2) refinements to the acquisition date valuation of certain ORE properties based on subsequent selling prices, (3) refinements to the acquisition date valuation of a capital lease asset/obligation based on an updated appraisal of the leased asset, (4) refinements to the acquisition date valuation of off-balance sheet commitments to extend credit, (5) refinements to the acquisition date valuation of subordinated debentures, and (6) write-offs of miscellaneous other assets to properly reflect acquisition date fair value. The provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Subsequent adjustments, if any, will be retrospectively reflected in future filings.

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and Cash Equivalents

The cash and cash equivalents, which include proceeds from the CBF Investment, held at acquisition date approximated fair value on that date and did not require a fair value adjustment.

Investment Securities

Investment securities are reported at fair value at acquisition date. To account for the CBF Investment, the difference between the fair value and par value became the new premium or discount for each security held by the Company. The fair value of investment securities is primarily based on values obtained from third parties pricing models which are based on recent trading activity for the same or similar securities. Two equity securities were valued at their respective stock market prices, and two corporate bonds were valued using an internal valuation model. Immediately before the acquisition, the investment portfolio had an amortized cost of $228.1 million and was in a net unrealized loss position of $2.8 million.

Loans

All loans in the loan portfolio were adjusted to estimated fair value at the CBF Investment date. Upon analyzing estimated credit losses as well as evaluating differences between contractual interest rates and market interest rates at acquisition, the Company recorded a loan fair value discount of $135.1 million. All acquired loans were considered to be PCI loans with the exception of certain consumer revolving lines of credit. Subsequent to the CBF Investment, PCI loans will be accounted for as described in Note 1 (Basis of Presentation and Significant Accounting Policies).

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of acquired net assets. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. Other intangible assets identified as part of the valuation of the CBF Investment were Core Deposit Intangibles (“CDI”) and the Trade Name Intangible. All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives.

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Other Assets

A majority of other assets held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. The most significant other asset impacted by the application of the acquisition method of accounting was the recognition of a net deferred tax asset of $66.5 million. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Subordinated Debt

Included in subordinated debt are variable rate trust preferred securities issued by the Company and fixed rate subordinated debt issued as part of a private placement offering early in 2010. Fair values for the trust preferred securities and subordinated debt were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The outstanding balance of trust preferred securities and subordinated debt at acquisition date was $30.0 million and $3.4 million, respectively, and the estimated fair value (discount)/premium on each totaled ($14.7) million and $211 thousand, respectively. The Company will accrete the discount as an increase to interest expense and will amortize the premium as a decrease to interest expense on a level-yield basis over the contractual term of each debt instrument.

Contingent Value Rights

In connection with the CBF Investment, each existing shareholder as of January 27, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. The Company assigned no value to the CVRs, which was based on its estimate of credit losses on the existing loan portfolio over the five-year life of these instruments.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Non-controlling Interest

In determining the estimated fair value of the non-controlling interest, the Company utilized the closing market price of its common stock on the acquisition date of $3.40 and multiplied this stock price by the number of outstanding non-controlling shares at that date.

Transaction Expenses

As required by the CBF Investment, the Company incurred and reimbursed third party expenses of $750 thousand which were recorded as a reduction of proceeds received from the issuance of common shares to CBF.

There were no indemnification assets in this transaction, nor was there any contingent consideration to be recognized.

3.  Investment Securities

Due to the Bank Merger, the Company reported no investment securities on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Investment securities as of December 31, 2010 (Predecessor) are summarized as follows:

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

Prior to the Bank Merger, credit related other than temporary impairments (“OTTI”) were recognized in net income (loss) and non-credit related impairments were recognized in other comprehensive income (loss) during the period the impairment was identified. Gross realized gains and losses and OTTI recognized in net income and other comprehensive income are reflected in the following table for each period presented:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Gross realized gains	$–	$–	$5,863	$493
Gross realized losses	–	–	(8)	(320)
Net realized gains	–	–	5,855	173

OTTI recognized on non-agency mortgage-backed securities:
Total OTTI on non-agency mortgage-backed securities	–	–	–	(381)
Non-credit portion recognized in other comprehensive income	–	–	–	381
Credit related OTTI on non-agency mortgage-backed securities recognized in income	–	–	–	–
OTTI recognized on corporate bonds (in other securities):
Total OTTI on corporate bonds	–	–	–	(701)
Non-credit portion recognized in other comprehensive income	–	–	–	202
Credit related OTTI on corporate bonds recognized in income	–	–	–	(498)
Total OTTI recognized in income	–	–	–	(498)
Securities gains (losses), net	$–	$–	$5,855	$(325)

Prior to the Bank Merger, on at least a quarterly basis, the Company completed an OTTI assessment of its investment portfolio. The Company considered many factors, including the severity and duration of the impairment and recent events specific to the issuer or industry, including any changes in credit ratings.

In the year ended December 31, 2009 (Predecessor), losses on 3 securities were determined to represent OTTI. The first of these investments was a private label mortgage security with a book value and unrealized loss of $699,000 and ($212,000), respectively, as of December 31, 2010 (Predecessor) compared with a book value and unrealized loss of $810,000 and ($381,000), respectively, as of December 31, 2009 (Predecessor). This impairment determination was based on the extent and duration of the unrealized loss as well as credit rating downgrades from rating agencies to below investment grade. Based on its analysis of expected cash flows prior to the Bank Merger, management expected to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. The second of these investments was subordinated debt of a community bank with a book value and unrealized loss of $1.0 million and ($202,000), respectively, as of both December 31, 2010 and 2009 (Predecessor). Prior to the Bank Merger, management’s impairment determination was based on the extent of the unrealized loss as well as recent adverse economic and market conditions for community banks in general. Based on its review of capital, liquidity and earnings of this institution, management expected to receive all contractual principal and interest from this security and therefore did not consider any of the unrealized loss to represent credit impairment. Unrealized losses from these two investments were related to factors other than credit and were recorded to other comprehensive income. The third of these investments was an investment in trust preferred securities of a community bank with a par value of $1.0 million. This investment was determined to be credit impaired and was written down to estimated fair value with a $498,000 charge to income in the year ended December 31, 2009 (Predecessor).

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

As of December 31, 2010 (Predecessor), unrealized losses on the Company’s investments in non-agency mortgage-backed securities, or private label mortgage securities, were related to 4 different securities. These losses were due to a combination of changes in credit spreads and other market factors. These mortgage securities were not issued or guaranteed by an agency of the federal government but were instead issued by private financial institutions and therefore carry an element of credit risk. Prior to the Bank Merger, management closely monitored the performance of these securities and the underlying mortgages, which includes a detailed review of credit ratings, prepayment speeds, delinquency rates, default rates, current loan-to-values, geography of collateral, remaining terms, interest rates, loan types, etc. The Company engaged a third party expert to provide a quarterly “stress test” of each private label mortgage security through a model using assumptions to simulate certain credit events and recessionary conditions and their impact on the performance and expected cash flows of each mortgage security.

Unrealized losses on the Company’s investments in municipal bonds were related to 30 different securities as of December 31, 2010 (Predecessor). These losses were primarily related to concerns in the marketplace regarding credit quality of certain municipalities in light of the recent economic recession and high unemployment rates as well as expectations of future market interest rates. Prior to the Bank Merger, management monitored the underlying credit of these bonds by reviewing the financial strength of the issuers and the sources of taxes and other revenues available to service the debt. Unrealized losses on other securities related to an investment in subordinated debt of one corporate financial institution. Prior to the Bank Merger, management monitored the financial strength of this institution by reviewing its quarterly financial reports and considered its capital, liquidity and earnings in this review.

The securities in an unrealized loss position as of December 31, 2010 (Predecessor) not previously determined to have OTTI continued to perform and were expected to perform through maturity, and the issuers had not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company did not intend to sell these investments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider unrealized losses on such securities to represent OTTI as of December 31, 2010 (Predecessor).

Prior to the Bank Merger, the Company’s other investment securities primarily included an investment in Federal Home Loan Bank (“FHLB”) stock, which has no readily determinable market value and was recorded at cost. As of December 31, 2010 (Predecessor) the Company’s investment in FHLB stock totaled $7.7 million. Based on its evaluation prior to the Bank Merger, management concluded that the Company’s investment in FHLB stock was not impaired as of December 31, 2010 (Predecessor), and that ultimate recoverability of the par value of this investment was probable. During 2009 (Predecessor), the Company recorded an investment loss of $320,000 related to an equity investment in Silverton Bank, a correspondent financial institution that was closed by its regulators in 2009. The loss represented the full amount of the Company’s investment in Silverton Bank and was recorded as a reduction to noninterest income.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The amortized cost and estimated market values of available-for-sale debt securities as of December 31, 2010 (Predecessor) by final contractual maturities are summarized in the table below. Expected maturities differed from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Predecessor Company
December 31, 2010	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities:
Due within one year	$300	$301
Due after one year through five years	17,882	17,904
Due after five years through ten years	49,567	49,401
Due after ten years	147,541	145,647
Total debt securities	215,290	213,253
Equity securities	1,750	1,738
Total investment securities	$217,040	$214,991

As of December 31, 2010 (Predecessor), investment securities with book values totaling $68.2 million were pledged to secure public deposits, FHLB advances and other borrowings.

4.  Loans

Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of December 31, 2011 (Successor). The composition of the loan portfolio by loan classification as of December 31, 2010 (Predecessor) was as follows:

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
$1,254,479

Loans pledged as collateral for certain borrowings totaled $341.5 million as of December 31, 2010 (Predecessor).

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Successor Company:

Purchased credit-impaired loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	As of Jan. 28, 2011

Contractually required payments	$1,318,702
Nonaccretable difference	(125,626)
Cash flows expected to be collected at acquisition	1,193,076
Accretable yield	(163,630)
Fair value of acquired loans at acquisition	$1,029,446

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011

Balance, beginning of period	$163,630
New loans purchased	–
Accretion of income	(26,262)
Reclassifications from nonaccretable difference	9,975
Merger of Old Capital Bank into Capital Bank, NA	(147,343)
Balance, end of period	$–

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the CBF Investment. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the CBF Investment. The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

5.  Allowance for Loan Losses and Credit Quality

The following is a summary of activity in the allowance for loan losses for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Balance at beginning of period, predecessor	$–	$36,061	$26,081	$14,795
Loans charged off	(339)	(49)	(49,420)	(12,197)
Recoveries of loans previously charged off	–	9	855	419
Net charge-offs	(339)	(40)	(48,565)	(11,778)
Provision for loan losses	1,450	40	58,545	23,064
Merger of Old Capital Bank into Capital Bank, NA	(1,111)	–	–	–
Balance at the end of period, predecessor	–	36,061	36,061	26,081
Acquisition accounting adjustment	–	(36,061)	–	–
Balance at end of period, successor	$–	$–	$–	$–

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheet. Due to the Bank Merger, the Company had no allowance for credit losses as of December 31, 2011 (Successor). As of December 31, 2010 (Predecessor), the reserve for unfunded lending commitments totaled $623,000.

The following is an analysis of the allowance for loan losses by portfolio segment in addition to the disaggregation of the allowance and outstanding loan balances by impairment method as of December 31, 2010 (Predecessor):

	Predecessor Company
December 31, 2010	CRE – Non-Owner Occupied	Consumer Real Estate	CRE – Owner Occupied	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Allowance for loan losses:
Beginning balance	$14,987	$2,383	$2,650	$5,536	$326	$199	$26,081
Charge-offs	(33,803)	(3,923)	(4,417)	(6,639)	(429)	(209)	(49,420)
Recoveries	616	54	48	115	22	–	855
Provision	39,195	6,218	5,114	7,420	435	163	58,545
Ending balance – total	$20,995	$4,732	$3,395	$6,432	$354	$153	$36,061
Ending balance – individually evaluated for impairment	$212	$87	$139	$89	$2	$–	$529
Ending balance – collectively evaluated for impairment	$20,783	$4,645	$3,256	$6,343	$352	$153	$35,532

Loans:
Ending balance – total	$634,530	$262,955	$170,470	$145,435	$6,163	$33,742	$1,253,295
Ending balance – individually evaluated for impairment	$57,227	$3,879	$8,613	$6,013	$6	$781	$76,519
Ending balance – collectively evaluated for impairment	$577,303	$259,076	$161,857	$139,422	$6,157	$32,961	$1,176,776

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The following is an analysis presenting impaired loan information by loan class as of December 31, 2010 (Predecessor):

	Predecessor Company
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)

Impaired loans for which the full loss has been charged-off:
Commercial real estate:
Construction and land development	$53,675	$65,918	$–
Commercial real estate – non-owner occupied	2,678	3,772	–
Consumer real estate:
Residential mortgage	3,222	4,436	–
Home equity lines	236	332	–
Commercial real estate – owner occupied	8,083	10,475	–
Commercial and industrial	5,466	6,128	–
Other loans	781	990	–
Total with no related allowance	74,141	92,051	–

Impaired loans with an allowance recorded:
Commercial real estate:
Construction and land development	874	874	212
Consumer real estate:
Residential mortgage	380	380	79
Home equity lines	41	41	8
Commercial real estate – owner occupied	530	530	139
Commercial and industrial	547	565	89
Consumer	6	6	2
Total with an allowance	2,378	2,396	529

Total impaired loans:
Commercial	72,634	89,252	440
Consumer	3,885	5,195	89
Total impaired loans	$76,519	$94,447	$529

Prior to the Bank Merger, all TDRs were classified as individually impaired. The following table summarizes the Company’s recorded investment in TDRs as of December 31, 2010 (Predecessor):

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Nonperforming TDRs:
Commercial real estate	$10,775
Consumer real estate	808
Commercial owner occupied	2,271
Commercial and industrial	106
Total nonperforming TDRs	13,960
Performing TDRs:
Commercial real estate	3,856
Consumer real estate	121
Commercial owner occupied	421
Commercial and industrial	65
Consumer	–
Total performing TDRs	4,463
Total TDRs	$18,423

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

As of December 31, 2010 (Predecessor), there was no allowance for loan losses allocated to TDRs as all of these loans were charged down to estimated fair value.

Prior to the Bank Merger, to monitor and quantify credit risk in the loan portfolio, the Company used a risk rating system. The risk rating scale ranged from 1 to 9, where a higher rating represents higher credit risk and was selected on the financial strength and overall resources of the borrower. The nine risk rating categories can generally be described by the following groupings:

•
Pass (risk rating 1–6) – These loans ranged from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•
Special Mention (risk rating 7) – Loans in this category had potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may have resulted in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date. They contain unfavorable characteristics and were generally undesirable. Loans in this category were currently protected by current sound net worth and paying capacity of the obligor or of the collateral pledged, if any, but were potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification.

•
Substandard (risk rating 8) – Loans in this category were inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies were not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. A substandard loan normally had one or more well-defined weaknesses that could jeopardize repayment of the debt.

•
Doubtful (risk rating 9) – For loans in this category, the borrower’s ability to continue repayment was highly unlikely. Full collection based on currently known facts, conditions, and values was highly questionable and improbable. The possibility of loss was extremely high, but because of certain important and specific reasonable pending factors, which work to the bank’s advantage and strengthen the asset in the near term, its classification as loss was deferred until its more exact status may be determined.

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

For the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), no interest income was recognized on loans while in nonaccrual status, including cash received for interest on these loans. Prior to the Bank Merger, cumulative interest payments collected on nonaccrual loans were applied as a reduction to the principal balance. Cumulative interest payments collected on nonaccrual loans totaled $837,000 as of December 31, 2010 (Predecessor).

6.  Premises and Equipment

Due to the Bank Merger, the Company reported no premises and equipment on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Premises and equipment as of December 31, 2010 (Predecessor):

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Land	$6,795
Buildings and leasehold improvements	17,927
Furniture and equipment	19,163
Automobiles	265
Construction in progress	411
44,561
Less accumulated depreciation and amortization	(19,527)
$25,034

Depreciation expense for the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor) was $1.4 million, $240 thousand, $2.6 million, and $2.9 million, respectively.

7.  Goodwill and Other Intangible Assets

Due to the Bank Merger, the Company reported no goodwill or other intangible assets on its Consolidated Balance Sheet as of December 31, 2011 (Successor). The changes in carrying amounts of goodwill and other intangible assets for each period presented were as follows:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Predecessor Company	Goodwill	Other Intangible Assets
(Dollars in thousands)		Gross	Accumulated Amortization	Net

Balance at January 1, 2009	$–	$8,414	$(4,557)	$3,857

Amortization expense	–	–	(1,146)	(1,146)
Balance at December 31, 2009	–	8,414	(5,703)	2,711

Amortization expense	–	–	(937)	(937)
Balance at December 31, 2010	–	8,414	(6,640)	1,774

Amortization expense	–	–	(62)	(62)
Balance at January 28, 2011, predecessor	$–	$8,414	$(6,702)	$1,712

Successor Company	Goodwill	Other Intangible Assets
(Dollars in thousands)		Gross	Accumulated Amortization	Net

Acquisition accounting adjustment	$–	$(8,414)	$6,702	$(1,712)

Balance at January 29, 2011, successor	50,093	5,004	–	5,004

Amortization expense	–	–	(478)	(478)
Merger of Old Capital Bank into Capital Bank, NA	(50,093)	(5,004)	478	(4,526)
Balance at December 31, 2011	$–	$–	$–	$–

Goodwill represents the excess of the purchase price over the fair value of acquired net assets in connection with the CBF Investment on January 28, 2011. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. Other intangible assets identified as part of the valuation of the CBF Investment were Core Deposit Intangibles (“CDI”) and the Trade Name Intangible. All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives.

Other intangible assets were amortized over periods of up to ten years using an accelerated method approximating the period of economic benefits received. Due to the Bank Merger, the Company reported no intangible assets on its Consolidated Balance Sheet as of December 31, 2011 (Successor), and thus will record no amortization expense in future periods.

Prior to the Bank Merger, Goodwill was reviewed for potential impairment at least annually at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company’s annual goodwill impairment evaluation in the years ended December 31, 2010 and 2009 (Predecessor), respectively, did not result in a goodwill impairment charge.

Core deposit intangibles were evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets was based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in the years ended December 31, 2010 and 2009 (Predecessor), respectively.

As of December 31, 2011 (Successor), the Company reported no goodwill or other intangible assets on its Consolidated Balance Sheet, thus no impairment evaluations were required in the successor period.

8.  Deposits

Due to the Bank Merger, the Company reported no deposits on its Consolidated Balance Sheet as of December 31, 2011 (Successor). As of December 31, 2010 (Predecessor), the scheduled maturities of time deposits were as follows:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Predecessor Company
December 31, 2010	Amount	Weighted Average Rate
(Dollars in thousands)

2011	$234,572	1.06%
2012	311,121	2.02
2013	257,327	1.76
2014	11,698	2.69
2015	58,568	2.72
Thereafter	44	2.64
	$873,330	1.74%

Time deposits of $100,000 or greater totaled $327.5 million as of December 31, 2010 (Predecessor) while brokered deposits (excluding reciprocal CDARS deposits of $29.2 million) totaled $110.5 million as of December 31, 2010 (Predecessor). Deposit overdrafts of $71,000 were included in total loans as of December 31, 2010 (Predecessor).

In the normal course of business, prior to the Bank Merger, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may have been deposit customers.

9.  Borrowings

Due to the Bank Merger, the Company reported no outstanding borrowings on its Consolidated Balance Sheet as of December 31, 2011 (Successor). The following is an analysis of securities sold under agreements to repurchase as of December 31, 2010 (Predecessor):

	Predecessor Company
December 31, 2010	End of Period		Daily Average Balance
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Interest Rate	Maximum Outstanding at Any Month End

Securities sold under agreements to repurchase	$–	–%	$1,564	0.32%	$5,026

Interest expense on federal funds purchased totaled $0, $0, $0, and $2,000 for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), respectively. Interest expense on securities sold under agreements to repurchase totaled $0, $0, $5,000, and $21,000 for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), respectively.

The following table presents information regarding the Company’s outstanding borrowings as of December 31, 2010 (Predecessor):

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

FHLB advances without call options or where call options expired prior to December 31, 2010; fixed interest rates on advances outstanding as of December 31, 2010 ranging from 1.86% to 5.50%; maturity dates on those advances ranging from January 26, 2011 to January 20, 2015	$41,000

FHLB advance with next quarterly call option on February 22, 2011; fixed interest rate of 3.63%; matures on August 21, 2017	10,000

FHLB overnight borrowings; interest rate of 0.47% as of December 31, 2010, subject to change daily	20,000

Structured repurchase agreements without call options or where call options expired prior to December 31, 2010; fixed interest rates on advances outstanding as of December 31, 2010 of 3.72% and 3.79%; agreements mature on December 18, 2017	20,000

Structured repurchase agreements with various forms of call options remaining; fixed interest rates ranging from 3.56% to 4.75%; maturity dates ranging from November 6, 2016 to March 22, 2019	30,000

Federal Reserve Bank primary credit facility; current interest rate of 0.75% as of December 31, 2010	–
$121,000

Prior to the Bank Merger, advances from the FHLB totaled $51.0 million and had a weighted average rate of 4.22% as of December 31, 2010 (Predecessor). In addition, overnight borrowings on the Company’s credit line at the FHLB totaled $20.0 million as of December 31, 2010 (Predecessor). These fixed rate advances as well as the Company’s credit line with the FHLB were collateralized by eligible 1–4 family mortgages, home equity loans and commercial loans totaling $216.3 million as of December 31, 2010 (Predecessor). As of December 31, 2010 (Predecessor), the Company had $20.7 million of available borrowing capacity with the FHLB.

Outstanding structured repurchase agreements totaled $50.0 million as of December 31, 2010 (Predecessor). These repurchase agreements had a weighted average rate of 4.06% as of December 31, 2010 (Predecessor) and were collateralized by certain U.S. agency and mortgage-backed securities with a book value of $61.2 million as of December 31, 2010 (Predecessor).

Prior to the Bank Merger, the Company maintained a credit line at the FRB discount window that was used for short-term funding needs and as an additional source of liquidity. Primary credit borrowings as well as the Company’s credit line at the discount window were collateralized by eligible commercial construction as well as commercial and industrial loans totaling $125.2 as of December 31, 2010 (Predecessor). As of December 31, 2010 (Predecessor), the Company had $77.0 million of available borrowing capacity with the FRB.

As of December 31, 2010 (Predecessor), the scheduled maturities of borrowings were as follows:

	Predecessor Company
December 31, 2010	Balance	Weighted Average Rate
(Dollars in thousands)

2011	$51,000	3.21%
2012	–	–
2013	3,000	1.86
2014	3,000	2.43
2015	4,000	2.92
Thereafter	60,000	3.99
	$121,000	3.54%

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

10.  Subordinated Debentures

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

The assets and liabilities of the Trusts are not consolidated into the consolidated financial statements of the Company. Interest on the Debentures is included in the Consolidated Statements of Operations as interest expense. The Debentures are recorded in subordinated debentures on the Consolidated Balance Sheets. For regulatory purposes, the $30 million of trust preferred securities qualifies as Tier 1 capital, subject to certain limitations, or Tier 2 capital in accordance with regulatory reporting requirements. The Company recorded interest expense on the Debentures of $1.0 million, $74 thousand, $865 thousand, and $1.1 million for the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), respectively.

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

The Company is obligated to pay annual interest on the Notes at 10% payable in quarterly installments. The Company recorded interest expense on the Notes of $297,000, $28,000 and $266,000 for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

11.  Leases

Due to the Bank Merger, the company had no operating lease obligations as of December 31, 2011 (Successor). Prior to the Bank Merger, the Company had non-cancelable operating leases for its corporate office, certain branch locations and corporate aircraft that expired at various times through 2036. Certain of the leases contained escalating rent clauses, for which the Company recognized rent expense on a straight-line basis. The Company subleased certain office space and the corporate aircraft to outside parties. Future minimum lease payments under the leases and sublease receipts for years subsequent to December 31, 2010 (Predecessor) were as follows:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Predecessor Company
December 31, 2010	Lease Payments	Sublease Receipts
(Dollars in thousands)

2011	$4,112	$383
2012	4,058	295
2013	3,919	242
2014	3,817	240
2015	3,623	247
Thereafter	29,747	62
	$49,276	$1,469

Rent expense under operating leases was $1.9 million, $343 thousand, $3.8 million and $3.3 million for the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), respectively.

12.  Related Party Transactions

Due to the Bank Merger, the Company reported no loans or deposits on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Prior to the Bank Merger, in the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, were borrowers. Total loans to such groups and activity for each period presented is summarized as follows:

Predecessor Company	2011
(Dollars in thousands)

Balance as of January 1, 2011	$86,970
Advances	55
Repayments	(11,150)
Reconstitution of Board of Directors in connection with CBF Investment	(63,709)
Balance as of January 28, 2011	$12,166

Successor Company	2011
(Dollars in thousands)

Advances	$487
Repayments	(744)
Merger of Old Capital Bank into Capital Bank, NA	(11,909)
Balance as of December 31, 2011	$–

These transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company. Prior to the Bank Merger, certain deposits were held by related parties, and the rates and terms of these accounts are consistent with those of non-related parties.

13.  Employee Benefit Plans

401(k) Retirement Plan

The Company maintains the Capital Bank 401(k) Retirement Plan (the “Plan”) for the benefit of its employees, which includes provisions for employee contributions, subject to limitation under the Internal Revenue Code, and discretionary matching contributions by the Company. The Plan provides that employee’s contributions are 100% vested at all times, and the Company’s matching contributions vest 20% after the second year of service, an additional 20% after the third and fourth years of service and the remaining 40% after the fifth year of service. Through May 31, 2009, the Company matched 100% of employee contributions up to 6% of an employee’s salary. Effective June 1, 2009, the Company suspended its discretionary matching contributions to the Plan. Aggregate matching contributions, which are recorded in salaries and employee benefits expense on the Consolidated Statements of Operations, for the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor) were $0, $0, $0, and $387,000, respectively.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Supplemental Retirement Plans

In May 2005, the Company established two supplemental retirement plans for the benefit of certain executive officers and certain directors of the Company. The Capital Bank Defined Benefit Supplemental Executive Retirement Plan (“Executive Plan”) covers the Company’s chief executive officer and three other members of executive management. Under the Executive Plan, the participants were to receive a supplemental retirement benefit equal to a targeted percentage of the participant’s average annual salary during the last three years of employment. Under the Executive Plan, benefits vest over an eight-year period with the first 20% vesting after four years of service and 20% vesting annually thereafter. The Capital Bank Supplemental Retirement Plan for Directors (“Director Plan”) covered certain directors and provided for a fixed annual retirement benefit to be paid for a number of years equal to the director’s total years of service, up to a maximum of ten years. The Executive Plan was terminated in connection with the closing of the CBF Investment. As of December 31, 2011 (Successor), no current or former directors were participating in the Director Plan, and it is not anticipated that any current or future directors will be permitted to participate in the plan.

For the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), the Company recognized $106,000, $18,000, $255,000, and $236,000, respectively, of expense related to the Executive Plan; and $0, $17,000, $238,000, and $353,000, respectively, of expense related to the Director Plan. Prior to the Bank Merger, the obligations associated with the two plans were included in other liabilities on the Consolidated Balance Sheet and totaled $1.0 million (Executive Plan) and $1.6 million (Director Plan) as of December 31, 2010 (Predecessor). On January 28, 2011, cash benefit payments were made to participants from both the Executive Plan and Director Plan in connection with the controlling investment in the Company made by CBF. See Note 2 (CBF Investment) for more details on these transactions.

14.  Stock-Based Compensation

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company had a stock option plan providing for the issuance of up to 1,150,000 options to purchase shares of the Company’s stock to officers and directors. As of December 31, 2011 (Successor), options for 193,600 shares of common stock were outstanding and options for 698,859 shares of common stock remained available for future issuance; however, pursuant to the Equity Incentive Plan, no option may be granted after February 21, 2012 and the Equity Incentive Plan has expired. In addition, there were 566,071 options which were assumed under various plans from previously acquired financial institutions, none of which remain outstanding. Grants of options were made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants were made with an exercise price at no less than fair market value on the date of grant and must be exercised no later than 10 years from the date of grant.

A summary of the activity of the Company’s stock option plans, including the weighted average exercise price (“WAEP”), for each period is presented below:

	Successor Company		Predecessor Company
	Period of Jan. 29 to Dec. 31, 2011		Period of Jan. 1 to Jan. 28, 2011		Year Ended Dec. 31, 2010		Year Ended Dec. 31, 2009
	Shares	WAEP	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding options, beginning of period	297,880	$12.11	297,880	$12.11	366,583	$11.76	377,083	$11.71
Granted	–	–	–	–	19,250	4.38	–	–
Exercised	–	–	–	–	–	–	–	–
Forfeited and expired	(104,280)	10.26	–	–	(87,953)	8.93	(10,500)	10.09
Outstanding options, end of period	193,600	$13.11	297,880	$12.11	297,880	$12.11	366,583	$11.76

Options exercisable at end of period	180,000	$13.59	226,430	$13.53	226,430	$13.53	285,983	$12.33

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The following table summarizes information about the Company’s stock options as of December 31, 2011 (Successor):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	59,850	7.39	47,850	$–
$6.01 – $9.00	–	–	–	–
$9.01 – $12.00	2,500	6.15	2,500	–
$12.01 – $15.00	16,000	5.76	14,400	–
$15.01 – $18.00	64,000	3.10	64,000	–
$18.01 – $18.37	51,250	2.99	51,250	–
	193,600	4.66	180,000	$–

The fair values of options granted are estimated on the date of the grants using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The expected life of the options used in this calculation is the period the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s common stock for a period approximating the expected life; the expected dividend yield is based on the Company’s historical annual dividend payout; and the risk-free rate is based on the implied yield available on U.S. Treasury issues. The following weighted-average assumptions were used in determining fair value for options granted for each period presented:

Assumptions	2011	2010	2009

Dividend yield	–	–	–
Expected volatility	–	33.0%	–
Risk-free interest rate	–	3.1%	–
Expected life	–	7 years	–

The weighted average fair value of options granted for the year ended December 31, 2010 (Predecessor) was $1.80. There were no options granted in the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) or the year ended December 31, 2009 (Predecessor).

For the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), the Company recorded total compensation expense related to stock options of $78,000, $5,000, $54,000 and $50,000, respectively, related to stock options. On January 28, 2011, vesting was accelerated on certain outstanding stock options in connection with the controlling investment in the Company made by CBF. See Note 2 (CBF Investment) for more details.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008, and the Equity Incentive Plan expired on February 21, 2012. Nonvested shares were subject to forfeiture if employment was terminated prior to the vesting dates. The Company expensed the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting.

Nonvested restricted stock activity for the year ended December 31, 2011 is summarized in the following table:
	Shares	Weighted Avg. Grant Date Fair Value

Nonvested at beginning of period	11,700	$6.00
Granted	–	–
Vested	(11,700)	6.00
Nonvested at end of period	–	$–

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Total compensation expense related to these restricted stock awards for the period of January 29 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor) totaled $68,000, $2,000, $106,000 and $109,000, respectively. On January 28, 2011, vesting was accelerated on certain outstanding nonvested restricted shares in connection with the controlling investment in the Company made by CBF. See Note 2 (CBF Investment) for more details.

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

Upon closing of the CBF Investment, the Deferred Compensation Plan was terminated and all phantom shares in the Plan were distributed to the participants. For the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), the Company recognized stock-based compensation expense of $0, $35 thousand, $576 thousand and $543 thousand, respectively, related to the Deferred Compensation Plan.

15.  Income Taxes

Income taxes charged to operations consisted of the following components for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Current income tax expense (benefit)	$(3,134)	–	$(272)	$(2,305)
Deferred income tax expense (benefit)	3,415	–	15,396	(4,708)
Total income tax expense (benefit)	$281	–	$15,124	$(7,013)

A reconciliation of the difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate for each period presented is as follows:

	Successor Company	Predecessor Company
Amount Computed	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
(Dollars in thousands)

Tax expense (benefit) at statutory rate on net income (loss) before taxes	$1,942	$203	$(15,756)	$(4,702)
State taxes, net of federal benefit	100	41	(1,894)	(558)
Increase (reduction) in taxes resulting from:
Valuation allowance on deferred tax asset	–	(187)	31,821	–
Tax exempt interest	(296)	(57)	(945)	(1,184)
Nontaxable BOLI income	–	(3)	(238)	(622)
Taxable income on BOLI surrender	–	–	1,981	–
Equity income from investment in Capital Bank, NA	(1,416)	–	–	–
Other, net	(49)	3	155	53
	$281	$–	$15,124	$(7,013)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

	Successor Company	Predecessor Company
Percent of Pretax Income (Loss)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Tax expense (benefit) at statutory rate on net income (loss) before taxes	35.00%	34.00%	34.00%	34.00%
State taxes, net of federal benefit	1.81	6.90	4.09	4.03
Increase (reduction) in taxes resulting from:
Valuation allowance on deferred tax asset	–	(31.33)	(68.67)	–
Tax exempt interest	(5.34)	(9.58)	2.04	8.56
Nontaxable BOLI income	–	(0.58)	0.51	4.50
Taxable income on BOLI surrender	–	–	(4.27)	–
Equity income from investment in Capital Bank, NA	(25.52)	–	(4.27)	–
Other, net	(0.88)	0.59	(0.34)	(0.38)
	5.07%	–	(32.64)%	50.71%

Significant components of deferred tax assets and liabilities as of December 31, 2011 (Successor) and 2010 (Predecessor) were as follows:

	Successor Company	Predecessor Company
(Dollars in thousands)	Dec. 31, 2011	Dec. 31, 2010

Deferred tax assets:
Allowance for loan losses	$–	$14,143
ORE valuation adjustments	–	666
Intangible assets	–	1,808
Net unrealized loss on investment securities	–	790
Deferred compensation	–	2,632
Deferred rent	–	335
Nonaccrual interest	–	323
Deferred gain on sale-leaseback	–	318
Stock offering costs	–	–
Net operating loss carryforwards	–	11,587
AMT credit carryforward	–	1,831
Other	–	304
Gross deferred tax assets before valuation allowance	–	34,737
Less: valuation allowance	–	(31,821)
Gross deferred tax assets after valuation allowance	–	2,916

Deferred tax liabilities:
Purchase accounting adjustment	(5,215)	–
Depreciation	–	1,202
FHLB stock dividends	–	343
Net unrealized gain on investment securities	–	–
Deferred loan origination costs	–	719
Prepaid expenses	–	515
Other	–	137
Gross deferred tax liabilities	(5,215)	2,916
Net deferred tax asset	$(5,215)	$–

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

As of December 31, 2011 (Successor) and 2010 (Predecessor), the Company had net deferred tax liabilities and assets before valuation allowance of $5.2 million and $31.8 million, respectively. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to a cumulative three-year, pre-tax loss position, significant net operating losses in 2010 (Predecessor), and ongoing stress on the Company’s financial performance from elevated credit losses, the Company fully reserved its deferred tax assets as of December 31, 2010 (Predecessor). A cumulative loss position makes it more difficult for management to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. In future periods, the Company may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.

The Company and its subsidiaries are subject to U.S. federal income tax as well as North Carolina income tax. The Company has concluded all U.S. federal income tax matters for years through 2008.

16.  Derivative Instruments

Due to the Bank Merger, the Company had no derivative instruments as of December 31, 2011 (Successor). Prior to the Bank Merger, the Company entered into interest rate lock commitments with customers and commitments to sell mortgages to investors. The period of time between the issuance of a mortgage loan commitment and the closing and sale of the mortgage loan was generally less than 60 days. Interest rate lock commitments and forward loan sale commitments represented derivative instruments which were carried at fair value. These derivative instruments did not qualify for hedge accounting. The fair values of the Company’s interest rate lock commitments and forward loan sales commitments were based on current secondary market pricing and were included on the Condensed Consolidated Balance Sheets in mortgage loans held for sale and on the Condensed Consolidated Statements of Operations in mortgage origination and other loan fees.

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

17.  Commitments, Contingencies and Concentrations of Credit Risk

Due to the Bank Merger, the Company had no outstanding commitments or contingencies as of December 31, 2011 (Successor). Prior to the Bank Merger, the Company was party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments were comprised of various types of commitments to extend credit, including unused lines of credit and overdraft lines, as well as standby letters of credit. These instruments involved, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

Prior to the Bank Merger, the Company’s exposure to credit loss in the event of nonperformance by the other party was represented by the contractual amount of those instruments. The Company used the same credit policies in making these commitments as it had for on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit was based on management’s credit evaluation of the borrower. Collateral held varied but included trade accounts receivable, property, plant and equipment, and income-producing commercial properties. Since many unused lines of credit expired without being drawn upon, the total commitment amounts did not necessarily represent future cash requirements.

The Company’s exposure to off-balance-sheet credit risk as of December 31, 2010 (Predecessor) was as follows:

Predecessor Company
(Dollars in thousands)	Dec. 31, 2010

Commitments to extend credit	$175,318
Standby letters of credit	10,285
Total commitments	$185,603

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Prior to the Bank Merger, the majority of the Company’s lending was concentrated in Alamance, Buncombe, Catawba, Chatham, Cumberland, Granville, Johnston, Lee and Wake counties in North Carolina, and economic conditions in those and surrounding counties significantly impacted the ability of borrowers to repay their loans. As of December 31, 2010 (Predecessor), $1.07 billion (85%) of the total loan portfolio was secured by real estate, including commercial owner occupied loans. The credits in the loan portfolio were diversified, and the Company did not have significant concentrations to any one credit relationship.

Further, the Company had limited partnership investments in two related private investment funds which totaled $1.8 million as of December 31, 2010 (Predecessor). These investments were recorded on the cost basis and were included in other assets on the Condensed Consolidated Balance Sheet. Remaining capital commitments to these funds totaled $1.6 million as of December 31, 2010 (Predecessor).

18.  Fair Value

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Prior to the Bank Merger, investment securities, available for sale, were recorded at fair value on a recurring basis. Additionally, prior to the Bank Merger, the Company may have been required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involved application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Prior to the Bank Merger, investment securities, available for sale, were recorded at fair value on a recurring basis. Fair value measurement was based upon quoted prices, if available. If quoted prices were not available, fair values were measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities included those traded on an active exchange, U.S. Treasury securities that were traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities included mortgage-backed securities issued by government sponsored entities and corporate entities as well as municipal bonds. Securities classified as Level 3 included corporate debt instruments that were not actively traded and where certain assumptions were used to calculate fair value.

Mortgage loans held for sale were carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale were based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for mortgage loans held for sale were classified as nonrecurring Level 2.

Prior to the Bank Merger, loans were not recorded at fair value on a recurring basis. However, certain loans were determined to be impaired, and those loans were charged down to estimated fair value. The fair value of impaired loans that were collateral dependent was based on collateral value. For impaired loans that were not collateral dependent, estimated value was based on either an observable market price, if available, or the present value of expected future cash flows. Those impaired loans not requiring a charge-off represent loans for which the estimated fair value exceeds the recorded investments in such loans. When the fair value of an impaired loan was based on an observable market price or a current appraised value with no adjustments, the Company recorded the impaired loan as nonrecurring Level 2. When an appraised value was not available, or management determined the fair value of the collateral was further impaired below the appraised value, and there was no observable market price, the Company classified the impaired loan as nonrecurring Level 3.

Prior to the Bank Merger, other real estate, which includes foreclosed assets, was adjusted to fair value upon transfer of loans and premises to other real estate. Subsequently, other real estate was carried at the lower of carrying value or fair value. Fair value was based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral was based on an observable market price or a current appraised value, the Company recorded other real estate as nonrecurring Level 2. When an appraised value was not available, or management determines the fair value of the collateral was further impaired below the appraised value, and there was no observable market price, the Company classified other real estate as nonrecurring Level 3.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (Predecessor) are summarized below:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for each period presented:

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Balance at beginning of period	$1,107	$1,300	$1,300	$2,000
Total unrealized losses included in:
Net income (loss)	–	–	–	(498)
Other comprehensive income (loss)	–	(193)	–	(202)
Purchases, sales and issuances, net	–	–	–	–
Transfers into Level 3	–	–	–	–
Merger of Old Capital Bank into Capital Bank, NA	(1,107)	–	–	–
Balance at end of period	$–	$1,107	$1,300	$1,300

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 (Predecessor) are summarized below:

	Predecessor Company
December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(Dollars in thousands)

Impaired loans	$–	$61,006	$14,985	$75,990
Other real estate	–	18,334	–	18,334

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

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Fair values of cash and cash equivalents are equal to the carrying value. Estimated fair values of investment securities are based on quoted market prices, if available, or model-based values from pricing sources for mortgage-backed securities and municipal bonds. Fair value of the loan portfolio has been estimated using the present value of expected future cash flows, discounted at a current market rate for each loan type. The amount of expected credit losses and the timing of those losses were factored into expected future cash. Carrying amounts for accrued interest approximate fair value given the short-term nature of interest receivable and payable.

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor) were as follows:

	Successor Company		Predecessor Company
(Dollars in thousands)	Dec. 31, 2011		Dec. 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,163	$2,163	$66,745	$66,745
Investment securities	–	–	223,292	223,292
Mortgage loans held for sale	–	–	6,993	6,993
Loans	–	–	1,218,418	1,146,256
Accrued interest receivable	11	11	5,158	5,158

Financial Liabilities:
Non-maturity deposits	$–	$–	$469,956	$469,956
Time deposits	–	–	873,330	885,105
Borrowings	–	–	121,000	126,787
Subordinated debentures	19,163	22,205	34,323	19,164
Accrued interest payable	73	73	1,363	1,363

Unrecognized financial instruments:
Commitments to extend credit	$–	$–	$175,318	$167,817
Standby letters of credit	–	–	10,285	10,285

19.  TARP Capital Purchase Program

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
The Series A Preferred Stock ranked senior to the Company’s common shares and paid a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. While the Series A Preferred Stock was outstanding, the Company was prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends were paid on the Series A Preferred Stock for all past dividend periods. The Series A Preferred Stock was non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock was callable at par after three years. In connection with the adoption of ARRA, subject to the approval of the Treasury and the Federal Reserve, the Company could redeem the Series A Preferred Stock at any time regardless of whether or not it had replaced such funds from any other source. The Treasury may also have transferred the Series A Preferred Stock to a third party at any time. The Series A Preferred Stock qualified as Tier 1 capital in accordance with regulatory capital requirements (See Note 20 – Regulatory Matters and Restrictions).

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

The Warrants had a term of 10 years and were exercisable at any time, in whole or in part, at an exercise price of $8.26 per share (subject to certain anti-dilution adjustments).

The $41.3 million in proceeds was allocated to the Series A Preferred Stock and the Warrants based on their relative fair values at issuance (approximately $40.0 million was allocated to the Series A Preferred Stock and approximately $1.3 million to the Warrants). The difference between the initial value allocated to the Series A Preferred Stock of approximately $40.0 million and the liquidation value of $41.3 million was to be charged to retained earnings and accreted to preferred stock over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. Thus, at the end of the five year accretion period, the preferred stock balance was to have equaled the liquidation value of $41.3 million. The amount charged to retained earnings was deducted from the numerator in calculating basic and diluted earnings per common share. For the period of January 29, 2011 to December 31, 2011 (Successor), the period of January 1, 2011 to January 28, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), the Company recorded accretion of the preferred stock discount $0, $24,000, $291,000, and $288,000, respectively.

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

On January 28, 2011, in connection with the CBF Investment, all outstanding shares of Series A Preferred Stock and the Warrants were repurchased for an aggregate purchase price of $41.3 million. The Company recognized a charge of $861,000 for dividends and accretion on preferred stock during the period of January 1, 2011 to January 28, 2011 (Predecessor), which reflected the difference between the carrying value of the preferred stock and its redemption price. See Note 2 (CBF Investment) for more details on these transactions.

20.  Regulatory Matters and Restrictions

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

On October 28, 2010, Old Capital Bank entered into an informal Memorandum of Understanding (“MOU”) with the Federal Depository Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“NCCOB”). An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. In accordance with the terms of the MOU, Old Capital Bank agreed to, among other things, (i) increase regulatory capital to achieve and maintain a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%, (ii) monitor and reduce its commercial real estate concentration, (iii) timely identify and reduce its overall level of problem loans, (iv) establish and maintain an adequate allowance for loan losses, and (v) ensure adherence to loan policy guidelines. In addition, Old Capital Bank had to obtain regulatory approval prior to paying any dividends to the Company. The MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities. In addition, the Company consulted with the Federal Reserve prior to payment of any dividends or interest on debt.

The FDIC’s Atlanta Regional Office terminated its involvement in the MOU effective October 29, 2011, between its Board of Directors of Old Capital Bank, the FDIC and NC Commissioner of Banks. The termination was effective at close of business June 30, 2011, upon the merger of Old Capital Bank with and into NAFH Bank, which was subsequently renamed Capital Bank, National Association.

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Old Capital Bank, as a North Carolina banking corporation, could pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53–87. However, state and federal regulatory authorities may limit payment of dividends by any bank for other reasons, including when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of Old Capital Bank. On February 1, 2010, the Company announced that its Board of Directors voted to suspend payment of the Company’s quarterly cash dividend to its common shareholders.

The Company and the Bank must maintain minimum capital amounts and ratios. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 (Successor) and 2010 (Predecessor) and the minimum requirements are presented in the following table. Due to the Bank Merger, actual capital amounts and ratios are presented for Capital Bank, NA in the successor period and Old Capital Bank in the predecessor period.

	Successor Company
			Minimum Requirements To Be:
December 31, 2011	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$244,027	98.39%	$19,841	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	240,437	96.95	9,920	4.00	n/a	n/a
Tier I capital (to average assets)	240,437	96.56	9,960	4.00	n/a	n/a

Capital Bank, NA:
Total capital (to risk-weighted assets)	$687,971	16.67%	$330,201	8.00%	$412,752	10.00
Tier I capital (to risk-weighted assets)	649,523	15.74	165,101	4.00	247,651	6.00
Tier I capital (to average assets)	649,523	10.38	250,180	4.00	312,725	5.00

	Predecessor Company
			Minimum Requirements To Be:
December 31, 2010	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Bank Corporation:
Total capital (to risk-weighted assets)	$126,280	9.59%	$105,289	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	106,186	8.07	52,644	4.00	n/a	n/a
Tier I capital (to average assets)	106,186	6.45	65,858	4.00	n/a	n/a

Old Capital Bank
Total capital (to risk-weighted assets)	$124,841	9.50%	$105,112	8.00%	$131,391	10.00%
Tier I capital (to risk-weighted assets)	104,774	7.97	52,556	4.00	78,834	6.00
Tier I capital (to average assets)	104,774	6.37	65,821	4.00	82,276	5.00

21.  Parent Company Financial Information

Condensed financial information of the bank holding company for each period presented is as follows:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Condensed Balance Sheets
	Successor Company	Predecessor Company
(Dollars in thousands)	Dec. 31, 2011	Dec. 31, 2010

Assets:
Cash	$2,163	$492
Investment in and advance to Capital Bank, NA	243,728	–
Equity investment in subsidiary	–	105,278
Note receivable due from subsidiary	3,393	3,393
Other assets	458	2,178
Total assets	$249,742	$111,341

Liabilities:
Subordinated debt	$19,163	$34,323
Dividends payable	–	258
Other liabilities	5,715	72
Total liabilities	24,878	34,653
Shareholders’ equity	224,864	76,688
Total liabilities and shareholders’ equity	$249,742	$111,341

Condensed Statements of Operations

	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Dividends from wholly-owned subsidiaries	$–	$–	$3,548	$6,409
Undistributed net income (loss) of subsidiaries	2,050	662	(63,065)	(11,245)
Equity income from investment in Capital Bank, NA	4,045	–	–	–
Interest income	337	43	299	46
Interest expense	1,327	101	1,140	1,072
Other expense	285	8	88	1,974
Net income (loss) before income taxes	4,820	596	(60,446)	(7,836)
Income tax expense (benefit)	(447)	–	1,020	(1,020)
Net loss	$5,267	$596	$(61,466)	$(6,816)

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	Successor Company	Predecessor Company
(Dollars in thousands)	Jan. 29, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Operating activities:
Net income (loss)	$5,267	$596	$(61,466)	$(6,816)
Equity in undistributed net (income) loss of subsidiaries	(2,050)	(662)	63,065	11,245
Equity income from investment in Capital Bank, NA	(4,045)	–	–	–
Net change in other assets and liabilities	119	34	93	1,591
Net cash provided by (used in) operating activities	(709)	(32)	1,692	6,020

Investing activities:
Payments for equity investments in subsidiary	(182,563)	41,279	(5,065)	–
Payment for note receivable due from subsidiary	–	–	(3,393)	–
Net cash provided by (used in) investing activities	(182,563)	41,279	(8,458)	–

Financing activities:
Proceeds from issuance of subordinated debt	–	–	3,393	–
Proceeds from issuance of preferred stock, net of issuance costs	–	–	–	–
Proceeds from issuance of common stock	3,885	40	5,314	700
Payments to repurchase common stock	–	–	–	–
Proceeds from CBF Investment	–	139,771	–	–
Dividends paid	–	–	(2,972)	(5,527)
Net cash provided by (used in) financing activities	3,855	139,811	5,735	(4,827)

Net change in cash and cash equivalents	(179,387)	181,058	(1,031)	1,193
Cash and cash equivalents, beginning of year	181,550	492	1,523	330
Cash and cash equivalents, end of year	$2,163	$181,550	$492	$1,523

22.  Selected Quarterly Financial Data (Unaudited)

Selected unaudited results of operations for each period presented are as follows:

Index
Capital Bank Corporation – Notes to Consolidated Financial Statements

Results of Operations	Successor Company				Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Dec. 31, 2011	Three Months Ended Sep. 30, 2011	Three Months Ended Jun. 30, 2011	Jan. 29, 2011 to Mar. 31, 2011	Jan.1, 2011 to Jan. 28, 2011

2011
Net interest income (loss)	$(277)	$(270)	$15,439	$10,021	$3,959
Provision for loan losses	–	–	1,283	167	40
Noninterest income	1,762	2,283	2,065	1,252	832
Noninterest expense	175	76	12,797	12,229	4,155
Net income (loss) before taxes	1,310	1,937	3,424	(1,123)	596
Income tax expense (benefit)	(168)	(117)	1,115	(549)	–
Net income (loss)	1,478	2,054	2,309	(574)	596
Dividends and accretion on preferred stock	–	–	–	–	861
Net income (loss) attributable to common shareholders	$1,478	$2,054	$2,309	$(574)	$(265)

Earnings (loss) per share – basic	$0.02	$0.02	$0.03	$(0.01)	$(0.02)
Earnings (loss) per share – diluted	$0.02	$0.02	$0.03	$(0.01)	$(0.02)

	Predecessor Company
	Three Months Ended
(Dollars in thousands except per share data)	December 31	September 30	June 30	March 31

2010
Net interest income	$12,287	$13,382	$12,744	$12,550
Provision for loan losses	20,011	6,763	20,037	11,734
Noninterest income	8,004	2,500	2,514	2,531
Noninterest expense	15,129	14,210	12,380	12,590
Net loss before taxes	(14,849)	(5,091)	(17,159)	(9,243)
Income tax expense (benefit)	18,634	3,975	(3,576)	(3,909)
Net loss	(33,483)	(9,066)	(13,583)	(5,334)
Dividends and accretion on preferred stock	589	588	589	589
Net loss attributable to common shareholders	$(34,072)	$(9,654)	$(14,172)	$(5,923)

Earnings (loss) per share – basic	$(2.59)	$(0.74)	$(1.09)	$(0.49)
Earnings (loss) per share – diluted	$(2.59)	$(0.74)	$(1.09)	$(0.49)

Index
Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
of Capital Bank Corporation

In our opinion, the accompanying consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the period January 1, 2011 to January 28, 2011 present fairly, in all material respects, the results of operations and cash flows of Capital Bank Corporation and its subsidiaries (Predecessor Company) for the period January 1, 2011 to January 28, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Ft. Lauderdale, FL
April 9, 2012

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
of Capital Bank Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the period January 29, 2011 to December 31, 2011 present fairly, in all material respects, the financial position of Capital Bank Corporation and its subsidiaries (Successor Company) at December 31, 2011 and the results of their operations and their cash flows for the period January 29, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Ft. Lauderdale, FL
April 9, 2012

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Bank Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Bank Corporation (the Company) and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of Capital Bank Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011, expressed an unqualified opinion (not included herein) on the effectiveness of Capital Bank Corporation’s internal control over financial reporting.

/s/ ELLIOTT DAVIS PLLC

Charlotte, North Carolina
March 15, 2011

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Capital Bank Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2009 of Capital Bank Corporation (a North Carolina corporation) and subsidiaries (the “Company”) as of December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Capital Bank Corporation and subsidiaries as results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 10, 2010

Index
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal control over financial reporting and which do not have a material effect on its overall internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based its assessment on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Index
ITEM 9A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

This Part incorporates certain information from the definitive proxy statement (the “2012 Proxy Statement”) for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s executive officers is included under the caption “Directors and Executive Officers” in Part I. – Item 1. Business of this report. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2012 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2012 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the sections entitled “Director Compensation – Certain Transactions” and “Information about Our Board of Directors” in the 2012 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2012 Proxy Statement.

Index
PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The financial statements and information listed below are included in this report in Part II, Item 8:

Financial Statements and Information

•	Consolidated Balance Sheets as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor)

•
Consolidated Statements of Operations for the Period of January 29, 2011 to December 31, 2011 (Successor), the Period of  January 1, 2011 to January 28, 2011 (Predecessor), and the Years Ended December 31, 2010 and 2009 (Predecessor)

•
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Period of January 29, 2011 to December 31, 2011 (Successor), the Period of  January 1, 2011 to January 28, 2011 (Predecessor), and the Years Ended December 31, 2010 and 2009 (Predecessor)

•
Consolidated Statements of Cash Flows for the Period of January 29, 2011 to December 31, 2011 (Successor), the Period of  January 1, 2011 to January 28, 2011 (Predecessor), and the Years Ended December 31, 2010 and 2009 (Predecessor)

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

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 9th day of April 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on April 9, 2012.

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

2.03
Agreement and Plan of Merger by and between North American Financial Holdings, Inc. and Capital Bank Corporation, dated September 1, 2011 (incorporated by reference to Exhibit 2.3 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.04
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.4 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.05
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.5 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.06
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.6 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.07
Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011(Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.7 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.08
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011(Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.8 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.09
Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association, by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011 (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.9 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

Index
Exhibit No.	Description

3.01	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

3.02	Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

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

Index
Exhibit No.	Description

10.11
Employment Agreement, dated January 31, 2008, by and between Michael R. Moore and Capital Bank Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)*

10.12
Employment Agreement, dated January 25, 2008, by and between David C. Morgan and Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008)*

10.13
Amended and Restated Employment Agreement, dated September 17, 2008, by and between Capital Bank Corporation, Capital Bank and Mark Redmond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008)*

10.14
Letter Agreement, dated November 18, 2008, by and between Capital Bank and Ralph J. Edwards (incorporated by reference to Exhibit 10.14  to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010)*

10.15
Lease Agreement, dated November 16, 1999, between Crabtree Park, LLC and the Company (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000)

10.16
Lease Agreement, dated November 1, 2005, by and between Capital Bank Corporation and 333 Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2005)

10.17
Agreement, dated November 2001, between Fiserv Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

10.18
Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

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

Index
Exhibit No.	Description

10.24
Investment Agreement, dated November 3, 2010, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

10.25
First Amendment to Investment Agreement, dated January 14, 2011, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2011)

10.26
Amendment to Amended and Restated Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and B. Grant Yarber (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2011)*

10.27
Amendment to Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and Michael R. Moore (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2011)*

10.28
Amendment to Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and David C. Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2011)*

10.29
Amendment to Amended and Restated Employment Agreement, dated January 14, 2011, among Capital Bank, Capital Bank Corporation, and Mark Redmond (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2011)*

10.30
Contingent Value Rights Agreement dated January 28, 2011, by Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.31
Registration Rights Agreement dated January 28, 2011, by and between Capital Bank Corporation and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.32
Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.33
Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.34	Amendment to Capital Bank Defined Benefit Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011)*

21.01	Subsidiaries of the Registrant**

23.01	Consent of Independent Registered Public Accounting Firm**

23.02	Consent of Independent Registered Public Accounting Firm**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Index
Exhibit No.	Description

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

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Represents a management contract or compensatory plan or arrangement
**	Filed herewith
***
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
Exhibit 21.01

SUBSIDIARIES

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
April 9, 2012

Index
Exhibit 23.02

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 10, 2010, with respect to the consolidated financial statements included in the Annual Report of Capital Bank Corporation on Form 10-K for the year ended December 31, 2011. We hereby consent to the incorporation by reference of said report in the Registration Statements of Capital Bank Corporation on Form S-3 (File No. 333-155567, effective November 21, 2008) and Forms S-8 (File No. 333-148273, effective December 21, 2007, No. 333-125195, effective May 24, 2005, No. 333-42628, effective July 31, 2000, No. 333-82602, effective February 12, 2002, No. 333-102774, effective January 28, 2003, No. 333-76919, effective April 23, 1999, No. 333-151782, effective June 19, 2008, No. 333-160689, effective July 20, 2009 and No. 333-160699, effective July 20, 2009).

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
April 9, 2012