Form 10-K/A
period 2011-12-31
CAPITAL BANK CORP
filed 2012-04-30
CIK 1071992

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

As of April 27, 2012 there were 85,802,164 shares outstanding of the registrant’s common stock, no par value.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Amendment No. 1 to Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of risk factors including those described in our Form 10-K and information incorporated by reference. If any of these risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results or operations could be harmed. This could cause the price of our stock to decline and shareholders could lose part or all of their investment.

PARTS III AND IV

Certain information required by Part III was omitted from the Company’s annual report on Form 10-K filed on April 9, 2012 (“Annual Report”) because at the time Capital Bank Corporation (the “Company”) intended to file a definitive proxy statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company no longer intends to file the definitive proxy statement within such 120 day period, the omitted information is filed herewith and provided below as required. In addition, in connection with the filing of this amendment and pursuant to the rules of the SEC, we are including in this amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment makes reference to the date of the Annual Report, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by the Company with the SEC subsequent thereto.

CAPITAL BANK CORPORATION
Form 10-K/A for the Year Ended December 31, 2011

INDEX

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	5
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits and Financial Statement Schedules	20
	Signatures

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On January 28, 2011, pursuant to an agreement with North American Financial Holdings, Inc. (“NAFH”) (the “Investment Agreement”), Capital Bank Corporation (the “Company”) issued and sold to NAFH 71,000,000 shares of the Company’s common stock for $181,050,000 (the “Investment”). NAFH’s funds for the Investment came from its working capital. As a result of the Investment and the Company’s rights offering on March 11, 2011, NAFH currently owns approximately 83% of the Company’s common stock. Upon closing of the Investment, R. Eugene Taylor, NAFH’s Chief Executive Officer, Christopher G. Marshall, NAFH’s Chief Financial Officer, and R. Bruce Singletary, NAFH’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of the three aforementioned executive officers, two existing members (Charles F. Atkins and O. A. Keller, III) and two additional NAFH-designated members (Peter N. Foss and William A. Hodges).

On January 11, 2012, NAFH changed its name to Capital Bank Financial Corp. (“CBF”).

As the Company’s controlling shareholder, CBF has the power to control the election of the Company’s directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to the Company’s shareholders for approval. CBF also has sufficient voting power to amend the Company’s organizational documents. In addition, five of our seven directors, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliated with CBF.

So long as our Board of Directors consists of less than nine members, it will not be divided into separate classes and each member will be elected by our shareholders annually for a one-year term. Each director and executive officer will hold office until his death, resignation, retirement, removal, disqualification, or until his successor is elected (or appointed) and qualified.

Nominations of Directors

The Company does not have a nominating committee or a nominating committee charter. The Board of Directors has decided against establishing a nominating committee because its policy is to have the full Board of Directors perform the functions that might otherwise be performed by such a committee.

In identifying candidates for the Company’s Board of Directors, the directors consider the composition of the board, the operating requirements of the Company and the long-term interests of the Company’s shareholders. In conducting this assessment, the directors consider diversity, age, skills, and such other factors as they deem appropriate given the current needs of the board and the Company to maintain a balance of knowledge, experience and capability. The directors believe that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, having business experience, and having high moral character; however, they retain the right to modify these minimum qualifications from time to time. Although the Company has not adopted a formal policy with regard to the consideration of diversity in identifying candidates for the Board of Directors, the directors do consider diversity in business, industry and professional experience, differences of viewpoint, education, specific skills and perspectives. The directors believe that the consideration of diversity as a factor in selecting members of the Board of Directors will enable the Company to create an assorted Board of Directors that effectively serves the needs of the Company and the interests of its shareholders. With respect to directors who are nominated for re-election, the directors also consider the director’s previous contributions to the Board of Directors.

Set forth below are the names and other information pertaining to the Board of Directors and Principal Executive Officers at December 31, 2011:

Name	Position with Company	Age	Year First Elected Director

R. Eugene Taylor (1)	President, Chief Executive Officer and Chairman of the Board	64	2011

Christopher G. Marshall (1)	Executive Vice President, Chief Financial Officer and Director	52	2011

R. Bruce Singletary (1)	Executive Vice President, Chief Risk Officer and Director	61	2011

Name	Position with Company	Age	Year First Elected Director

Charles F. Atkins	Director	63	2003

Peter N. Foss (2)	Director	68	2011

William A. Hodges (2)	Director	63	2011

O. A. Keller, III (2)	Director	67	1997

(1)	Member of Executive Committee

(2)	Member of Audit Committee

R. Eugene Taylor. Mr. Taylor has served as Chairman of our Board of Directors and as our Chief Executive Officer since 2011. Mr. Taylor spent 38 years at Bank of America Corp. and its predecessor companies, most recently as the Vice Chairman of the firm and President of Global Corporate & Investment Banking. Mr. Taylor also served on Bank of America’s Risk & Capital and Management Operating Committees. He originally joined Bank of America in 1969 as a credit analyst. He served in branch offices, marketing and management positions across North Carolina and Florida. In 1990, Mr. Taylor was named President of the Florida Bank and, in 1993, President of NationsBank Corp. in Maryland, Virginia and the District of Columbia. In 1998, Mr. Taylor was appointed to lead Consumer and Commercial Banking operations in the legacy Bank of America Western U.S. footprint. He subsequently returned to Charlotte, North Carolina to create a national banking unit and, in 2001, was named President of Bank of America Consumer & Commercial Banking. In 2004, Mr. Taylor assumed responsibility for the organization’s combined commercial banking businesses known as Global Business & Financial Services, before being named Vice Chairman of Bank of America and President of Global Corporate & Investment Banking in 2005. Most recently, Mr. Taylor served as a Senior Advisor at Fortress Investment Group LLC. Mr. Taylor serves as Chairman and Chief Executive Officer of CBF, Capital Bank, N.A., and TIB Financial Corp. and Green Bankshares, Inc., two other bank holding companies in which CBF has a majority interest. Mr. Taylor is a Florida native and received his Bachelor of Science in Finance from Florida State University. Mr. Taylor brings to our Board of Directors valuable and extensive experience from managing and overseeing a broad range of operations during his tenure at Bank of America. His experience in leadership roles and activities in the Southeast qualifies him to serve as the Chairman of our Board of Directors.

Christopher G. Marshall. Mr. Marshall has served as our Chief Financial Officer since 2011. From May to October 2009, Mr. Marshall served as a Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC, Inc. From July 2008 through March 2009, he also served as an advisor to The Blackstone Group L.P., providing advice and analysis for potential investments in the banking sector. From 2006 through 2008 Mr. Marshall served as the Chief Financial Officer of Fifth Third Bancorp. Mr. Marshall served as Chief Operations Executive of Bank of America’s Global Consumer and Small Business Bank from 2004 to 2006. Mr. Marshall also served as Bank of America’s Chief Financial Officer of the Consumer Products Group from 2003 to 2004, Chief Operating Officer of Technology and Operations from 2002 to 2003 and Chief Financial Officer of Technology and Operations from 2001 to 2002. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services from 1999 to 2001, where he was a key member of the integration team for the merger with AlliedSignal Inc., overseeing the integration of all finance, information technology and corporate and administrative functions. From 1995 to 1999, he served as Chief Financial Officer of AlliedSignal Technical Services Corporation. Prior to that, from 1987 to 1995, Mr. Marshall held several managerial positions at TRW, Inc. Mr. Marshall serves as a director and Chief Financial Officer of CBF, Capital Bank N.A., and TIB Financial Corp. and Green Bankshares, Inc., two other bank holding companies in which CBF has a majority interest. Mr. Marshall earned a Bachelor of Science degree in Business Administration from the University of Florida and obtained a Master of Business Administration degree from Pepperdine University.

R. Bruce Singletary. Mr. Singletary has served as our Chief Risk Officer since 2011. Mr. Singletary spent 32 years at Bank of America and its predecessor companies with the last 19 years in various credit risk roles. Mr. Singletary originally joined C&S National Bank as a credit analyst in Atlanta, Georgia in 1974. He served in various middle market line and credit functions. In 1991, Mr. Singletary was named Senior Credit Policy Executive of C&S Sovran, which was renamed NationsBank Corp. in January 1992 after its acquisition by North Carolina National Bank, for the geographic areas of Maryland, Virginia and the District of Columbia. Mr. Singletary led the credit function of NationsBank Corp. from 1992 to 1998 alongside Mr. Taylor, who served as President of this region from 1993 to 1998. In 1998, Mr. Singletary relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. In 2000, Mr. Singletary assumed credit responsibility for Bank of America’s middle market leveraged finance portfolio for the eastern half of the United States. In 2004, Mr. Singletary served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank. Mr. Singletary serves as a director and Chief Risk Officer of CBF, Capital Bank, N.A., and TIB Financial Corp. and Green Bankshares, Inc., two other bank holding companies in which CBF has a majority interest. Mr. Singletary earned a Bachelor of Science degree in Industrial Management from Clemson University and obtained a Master of Business Administration degree from Georgia State University.

Charles F. Atkins. Mr. Atkins has served as an independent director of Capital Bank, N.A. since 1997 and was elected to serve as a director of the Company in 2003. He is currently, and has been for the past 21 years, President of Cam-L Properties, Inc., a commercial real estate development company located in Sanford, North Carolina. Mr. Atkins has substantial experience with community banking, as he was an organizer of Capital Bank, and in his position with a real estate development company has developed an extensive understanding of certain real estate markets in which the Bank makes loans. During his tenure with the Company, he has obtained knowledge of the Company’s business, history and organization, which has enhanced his ability to serve as director.

Peter N. Foss. Mr. Foss has been a member of our Board of Directors since 2011. Mr. Foss has been President of the General Electric Company’s Olympic Sponsorship and Corporate Accounts since 2003. In addition, Mr. Foss is General Manager for Enterprise Selling, with additional responsibilities for Sales Force Effectiveness and Corporate Sales Programs. He has been with GE for 32 years and, prior to his current position, served for six years as the President of GE Polymerland, a commercial organization representing GE Plastics in the global marketplace. Prior to GE Polymerland, Mr. Foss served in various commercial roles in the company, including introducing LEXAN® film in the 1970s, was the Market Development Manager on the ULTEM® introduction team in 1982. He has also served as the Regional General Manager for four of the GE Plastics regions, including leading the GE Plastics effort in Mexico in the mid-1990s. Mr. Foss serves as a director of CBF, Capital Bank, N.A., and TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a majority interest. Mr. Foss earned a Bachelor of Science degree in Chemistry from Massachusetts College of Pharmacy, Boston. Mr. Foss’s extensive managerial and sales experience qualifies him to serve on our Board of Directors. His experience assists us in developing plans to expand and energize our sales and marketing activities.

William A. Hodges. Mr. Hodges has been a member of our Board of Directors since 2011. Mr. Hodges has been President and Owner of LKW Properties LLC, a Charlotte-based residential land developer and homebuilder, since 2005. Prior to that, Mr. Hodges worked for over 30 years in various functions at Bank of America and its predecessors. From 2004 to 2005, he served as Chairman of Bank of America’s Capital Commitment Committee. Mr. Hodges served as Managing Director and Head of Debt Capital Markets from 1998 to 2004 and as Managing Director and Head of the Real Estate Finance Group from 1996 to 1998. Prior to Bank of America’s merger with NationsBank Corp., he served as Washington, D.C. Market President and Head of MidAtlantic Commercial Banking for NationsBank Corp. from 1992 to 1996. Mr. Hodges began his career at North Carolina National Bank, where he worked for 20 years in various roles, including Chief Credit Officer of Florida operations and as manager of the Real Estate Banking and Special Assets Groups. Mr. Hodges serves as a director of CBF, Capital Bank, N.A., and TIB Financial Corp. and Green Bankshares, Inc., two other subsidiary bank holding companies in which CBF has a majority interest. Mr. Hodges earned a Bachelor of Arts degree in History from the University of North Carolina at Chapel Hill and a Master of Business Administration degree in finance from Georgia State University. Mr. Hodges’s substantial experience in the banking and real estate sectors qualifies him to serve on our Board of Directors.

Oscar A. Keller III. Mr. Keller has served as a director of Capital Bank, N.A. since 1997, as a director of Capital Bank Corporation since its inception, and as Chairman of the Board of Directors of Capital Bank Corporation from the Company’s inception through the closing of the Investment. He also serves as a director of Capital Bank Foundation, Inc. Mr. Keller was also a founding director of Triangle Bank from 1988 to 1998, and served on its executive committee and audit committee. Furthermore, he served as a director of Triangle Leasing Corp. from 1989 to 1992. He is currently, and has been for the past 15 years, Chief Executive Officer of Earthtec of NC, Inc., an environmental treatment facility founded in 1991 in Chicago, Illinois and in Sanford, North Carolina. Mr. Keller is also currently the Chairman of the Sanford Lee County Regional Airport Authority (Raleigh Executive Jet Port), Vice Chairman of Lee County Economic Development Corp. and a member of Triangle Regional Partnership Staying on Top 2 committee. During his term as Chairman of the Board of Directors, Mr. Keller has had the opportunity to develop extensive knowledge of the Company’s business, history and organization which, along with his personal experience in markets that the Bank serves, has supplemented his ability to effectively contribute to the Board. Mr. Keller is a founder of the Bank and a well regarded community leader in Sanford, North Carolina.

Shareholder Communications

The Company’s shareholders may communicate directly with the members of the Board of Directors or the individual Chairperson of standing board committees by writing directly to those individuals at Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, NC 27601. The Company’s general policy is to forward, and not to intentionally screen, any mail received at the Company’s corporate office that is sent directly to an individual unless the Company believes the communication may pose a security risk.

Code of Ethics

The Company’s Board of Directors has adopted a code of business conduct and ethics (the “Code of Ethics”) that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Code of Ethics is available at www.capitalbank-us.com or free of charge upon written request to Nancy A. Snow, Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, NC 27601. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-us.com or by filing a Current Report on Form 8-K.

Report of the Audit Committee

In accordance with its written Charter (which is available on the Company’s corporate website located at: www.capitalbank-us.com), the Audit Committee supervises the quality and integrity of the accounting, auditing and financial reporting practices of the Company on behalf of the Board. Management has the primary responsibility for preparing the consolidated financial statements and managing the reporting process, including the system of internal controls. As required by the Audit Committee Charter, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least one member has accounting or related financial management expertise, all as stated in the rules of NASDAQ. In fulfilling its oversight responsibilities, the Audit Committee discussed and reviewed the audited consolidated financial statements in the Annual Report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements of the Company.

The Audit Committee discussed and reviewed with the independent registered public accounting firm, who are responsible for expressing an opinion on the conformity of the audited consolidated financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees).

In discharging its responsibility for the audit process, the Audit Committee obtained from the independent accountants a letter describing all relationships between the accounting firm and the Company that might bear on the accounting firm’s independence required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accounting firm’s communications with the audit committee concerning independence. The Audit Committee also discussed with the accounting firm any relationships that might impact their objectivity and independence and satisfied itself as to the accounting firm’s independence, and considered the compatibility of nonaudit services with the accounting firm’s independence.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

CBF now controls more than 50% of the Company’s voting power and, as a result, the Company qualifies as a “controlled company” as defined in Rule 5615(c)(1) of The NASDAQ Stock Market, Inc. Marketplace Rules (the “Marketplace Rules”). Therefore, as of January 28, 2011, the Company is exempt from the requirements of Rule 5605(b)(1) of the Marketplace Rules with respect to the Company Board being comprised of a majority of “Independent Directors,” as defined by Rule 5605(a)(2) of the Marketplace Rules, and Rules 5605(d) and 5605(e) of the Marketplace Rules covering the independence of directors serving on the Compensation Committee and the Governance & Nominating Committee of the Company Board, respectively. The Company does not currently have a Compensation Committee, and the Compensation Committee of CBF’s Board of Directors (the “Compensation Committee”) oversees compensation, policies and benefit plans for the Company’s executive officers.

The Compensation Discussion and Analysis, which we refer to herein as the “CD&A,” describes the Company’s executive compensation philosophy, components and policies, including analysis of the compensation earned by the Company’s named executive officers as detailed in the accompanying tables. Our discussion focuses on compensation and practices relating to our most recently completed fiscal year.

Named Executive Officers

R. Eugene Taylor, President and Chief Executive Officer; Christopher G. Marshall, Executive Vice President and Chief Financial Officer; and R. Bruce Singletary, Executive Vice President and Chief Risk Officer have not entered into employment agreements with the Company and are therefore at-will employees. None of Messrs. Taylor, Marshall and Singletary receive compensation or are entitled to benefits directly from the Company, and the Company does not maintain any plans, programs or arrangements that provide change in control benefits to any of Mr. Taylor, Mr. Marshall or Mr. Singletary. The compensation of these executives is paid directly by CBF. A portion of the base salaries and incentive compensation paid to these individuals by CBF for their service to the Company was allocated for the purpose of the disclosures herein.

The other named executive officers of the Company participated in certain plans and programs of the Company prior to the Investment, but such plans and programs were simplified following the Investment and were generally not in place in 2011.

The following executives were our named executive officers for 2011:

Name	Position

R. Eugene Taylor	Chairman and Chief Executive Officer

Christopher G. Marshall	Executive Vice President and Chief Financial Officer

R. Bruce Singletary	Executive Vice President and Chief Credit Officer

B. Grant Yarber	Former President and Chief Executive Officer, and former Market President for North Carolina of Capital Bank

David C. Morgan	Former Executive Vice President and Chief Banking Officer, and former Executive Vice President of Capital Bank

Mark J. Redmond	Former Executive Vice President and Chief Credit Officer, and current Executive Vice President of Capital Bank

Compensation Philosophy and Objectives

The Company is committed to maintaining an executive compensation program that will contribute to the achievement of the Company’s business objectives. For 2011, the Company had an executive compensation program that:

•	fulfilled the Company’s business and operating needs, conformed with its general human resource strategies and enhanced shareholder value; and

•
enabled the Company to attract and retain the executive talent essential to the Company’s achievement of its short-term and long-term business objectives while balancing the need to consider weak economic conditions and the Company’s financial performance in compensation decisions.

The Company’s objective is to pay its executives and other employees at rates that enable the Company to maintain a highly competent and productive staff. The Compensation Committee evaluated both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions, and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies.

Executive Compensation

In light of the economic challenges facing the Company, the Compensation Committee determined that the compensation of the named executive officers should be provided primarily in the form of base salary and that incentive compensation should be limited.

Base Salary. Base salary is designed to compensate executives based upon their experience, duties and scope of responsibility, and retain employees with a proven track record of performance. Salaries for executive positions are established using the same process as for other positions and job levels within the Company, that is, by systematically evaluating the position and assigning a salary based on comparisons with pay scales for similar positions in reasonably comparable institutions. The Compensation Committee determined not to make any adjustments to 2010 base salaries, which have continued to be the base salaries for the named executive officers in 2011.

Messrs. Taylor, Marshall and Singletary’s base salary was determined in connection with the founding and initial private offering of North American Financial Holdings  (the predecessor to CBF) in December 2009, and their base salaries have not changed since that time.

Annual Bonus. As noted above, Messrs. Taylor, Marshall and Singletary receive compensation, including an annual bonus, from CBF. The 2011 annual bonus was determined by the Compensation Committee based on the performance of CBF and of the individual named executive officer during 2011. The Compensation Committee awarded each of Mr. Taylor, Mr. Marshall and Mr. Singletary 100% of their annual target bonus for 2011, which, in each case, was 100% of their individual annual base salary.

The table below summarizes the total compensation paid or earned by each of the named executive officers for the years ended December 31, 2010 and 2011.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus (3)		Stock Awards (4)		Option Awards (4)		Non-Equity Incentive Plan Compensation (5)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)		All Other Compensation (7)(8)		Total

R. Eugene Taylor (2) Chairman and Chief Executive Officer	2011 2010	$90,278 –		$90,278 –		$968,371 –		$766,306 –	$	– –	$	– –	$	– –	$1,915,233 –

Christopher G. Marshal (2) Executive Vice President and Chief Financial Officer	2011 2010	$60,833 –		$60,833 –		$363,140 –		$287,365 –	$	– –	$	– –	$	– –	$772,171 –

R. Bruce Singletary (2) Executive Vice President and Chief Risk Officer	2011 2010	$41,667 –		$41,667 –		$242,093 –		$191,577 –	$	– –	$	– –	$	– –	$517,004 –

B. Grant Yarber Former President and Chief Executive Officer	2011 2010	$323,060 370,000	$	– –	$	– –	$	– –	$	– –	$	– 153,154		$832,138 4,415	$1,155,198 527,569

David C. Morgan Former Executive Vice President	2011 2010	$218,500 218,500	$	– –	$	– –	$	– –	$	– –	$	– 45,108		$202,286 13,468	$403,991 277,076

Mark J. Redmond Executive Vice President and Carolinas Senior Credit Executive	2011 2010	$195,000 195,000	$	– –	$	– –	$	– –	$	– –	$	– 25,187		$89,571 11,604	$281,582 231,719

(1)
During 2010, Mr. Yarber served as President and Chief Executive Officer of the Company and the Bank, Mr. Morgan served as Executive Vice President and Chief Banking Officer of the Company and the Bank, and Mr. Redmond served as Executive Vice President and Chief Credit Officer of the Company and the Bank. Effective as of the closing of the Investment, Mr. Yarber was appointed the Market President for North Carolina of Capital Bank, and Mr. Morgan and Mr. Redmond each were appointed an Executive Vice President of Capital Bank.

(2)
None of the compensation paid to Messrs. Taylor, Marshall and Singletary is paid by the Company. The base salary, annual bonus, stock awards and option awards are paid by CBF. The portion disclosed in the Summary Compensation Table reflect the portion of compensation that is allocable to their services to the Company.

(3)	Amounts include discretionary payments made to named executive officers under the Annual Incentive Plan.

(4)
Amounts listed in the “Stock Awards” column and the “Option Awards” reflect the full grant date fair value of the award received. For a further discussion of these awards, see Note 14 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

(5)	See “Annual Incentive Plan” below for a further discussion of the Annual Incentive Plan.

(6)
The amounts reflect the increase in the present value of the named executive officer’s benefits under the Supplemental Executive Plan using assumptions consistent with those used in the Company’s financial statements and include amounts, which the named executive officer was not currently entitled to receive because such amounts were not fully vested.

(7)
The Company provides the named executive officers with certain group life, health, medical and other noncash benefits generally available to all salaried employees that are not included in this column pursuant to SEC rules. The amounts shown in this column for 2011 include amounts for the personal use portion of club dues.

(8)
As of January 28, 2011, in connection with the closing of the Investment, the Company paid out the following benefits to the named executive officers that were previously vested and accrued under the Supplemental Executive Plan: B. Grant Yarber ($830,014); David C. Morgan ($200,119); and Mark J. Redmond ($88,953). In connection with the receipt of the vested and accrued benefits under the Supplemental Executive Plan, the named executive officers waived all rights with respect to the Supplemental Executive Plan.

All Other Compensation

The following table sets forth each component of the “All Other Compensation” column of the Summary Compensation Table for 2011.

Name	Club Membership Fees	Supplemental Executive Plan Benefit	Total

R. Eugene Taylor	$–	$–	$–

Christopher G. Marshall	–	–	–

R. Bruce Singletary	–	–	–

B. Grant Yarber	2,124	830,014	832,138

David C. Morgan	2,167	200,119	202,286

Mark J. Redmond	618	88,953	89,571

Executive Employment Agreements. The Company has entered into employment agreements with David C. Morgan, Mark J. Redmond and B. Grant Yarber. The employment agreements provide named executive officers with a base annual salary, which may be reviewed and adjusted at the discretion of Capital Bank in accordance with the Bank’s policies, procedures and practices as they may exist from time to time. Pursuant to the terms of the agreements, the named executive officers are eligible for performance bonuses and other benefits available to executives of the Company. Finally, the named executive officers have agreed to standard nondisclosure provisions, and Mr. Morgan and Mr. Redmond have also agreed to standard noncompete and nonsolicitation provisions.

On January 14, 2011, the Company entered into amendments to the employment agreements primarily to clarify the roles of each officer after the closing of the Investment, change the term of each employment agreement and limit the circumstances under which the officers are entitled to compensation related to a change in control. The amendments change the term of each officer’s employment agreement to end on November 3, 2011, after which each officer will become an at-will employee eligible to receive separation benefits under any severance plan or policy applicable to similarly situated senior executives of the Bank.  All of the employment agreements have now expired.

Annual Incentive Plan. The Annual Incentive Plan is intended to serve many functions, including compensating executive officers for specific achievements on behalf of the Company’s performance and their individual achievements, encouraging the retention of key executives and other officers, and aligning the executive officers’ interests with those of the Company’s shareholders with target award opportunities that are established as a percentage of base salary.

The Board of Directors suspended the Annual Incentive Plan for 2010, and therefore no awards were provided in 2010. The Board also suspended the Annual Incentive Plan for 2011 due to deteriorating economic conditions and the difficulty such economic conditions would present in determining performance metrics and goals.

Equity Awards under the Equity Incentive Plan. Equity compensation is intended to enhance the long-term proprietary interest in the Company on the part of the employee and others who can contribute to the Company’s overall success, and to increase the value of the Company to its shareholders. Under the Capital Bank Corporation Equity Incentive Plan (the “Equity Incentive Plan”), the Board of Directors has the authority to grant stock options and restricted stock to any employee or director of the Company. Equity award levels are generally determined based on market data and vary among participants based on their positions within the Company. From time to time, the Board of Directors may grant an additional award to one or more employees based on special circumstances.

 The Board of Directors does not set any performance levels (threshold, target, maximum or otherwise) for equity awards, and all equity awards under the Equity Incentive Plan are made completely at the discretion of the Board of Directors.

No equity awards were granted to named executive officers in 2011, and the Equity Incentive Plan was terminated on February 21, 2012.

Options Exercises and Stock Vested. None of the Company’s named executive officers exercised any stock options during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End. The following table provides information on all Equity Incentive Plan awards (if any) held by the named executive officers as of December 31, 2011. All outstanding stock option awards were subject to service-based vesting and are for stock options exercisable into shares of the Company’s Common Stock.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

R. Eugene Taylor	–	–	–	–	–	–	–	–	–

Christopher G. Marshall	–	–	–	–	–	–	–	–	–

R. Bruce Singletary	–	–	–	–	–	–	–	–	–

B. Grant Yarber	10,000	–	–	$15.27	9/15/13	–	$–	–	$–
	10,000	–	–	15.80	12/12/13	–	–	–	–
	10,000	–	–	18.18	12/16/14	–	–	–	–
	6,000	–	–	6.00	12/18/18	–	–	–	–

David C. Morgan	5,000	–	–	15.80	12/12/13	–	–	–	–
	3,500	–	–	18.18	12/16/14	–	–	–	–
	6,000	–	–	6.00	12/18/18	–	–	–	–

Mark J. Redmond	5,000	–	–	17.31	5/03/15	–	–	–	–
	9,000	6,000	–	6.00	12/18/18	–	–	–	–

(1)
The options listed were granted under the Equity Incentive Plan. Each option expires on the earlier of the expiration date shown or 90 days after termination of the recipient’s employment. Options may be exercised to purchase vested shares only. Upon termination of employment, options are forfeited with respect to any shares not then vested.

Stock Ownership and Retention Guidelines. While the Company believes that its employees and executive officers should hold stock in the Company to better align their interests with those of our shareholders, the Company does not currently have any stock ownership or retention guidelines for its executive officers or employees.

Other Compensation Programs and Practices

Retirement Plans and Other Benefit Plans

We offer a variety of health and welfare programs to all eligible employees. The named executive officers generally are eligible for the same benefit programs on the same basis as other employees. The health and welfare programs are intended to protect employees against catastrophic health care expenses and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability. We provide full time employees, regularly scheduled to work 30 or more hours per week, long-term disability and basic life insurance at no cost to the employee.

401(k) Plan. The Capital Bank 401(k) Retirement Plan (the “401(k) Plan”) is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute on a before-tax basis up to 25% of their annual salary or the limit prescribed by the Internal Revenue Service. The Company previously provided matching contributions, but suspended matching contributions to all participants, including the named executive officers, in June 2009. The option to select the Company’s stock as an investment in the 401(k) Plan was eliminated effective December 31, 2011.

Supplemental Executive Retirement Plan. Messrs. Morgan, Redmond and Yarber participated in the Capital Bank Defined Benefit Supplemental Executive Retirement Plan (the “Supplemental Executive Plan”), prior to its termination at the time of the closing of the Investment. The Supplemental Executive Plan was adopted on May 24, 2005 to offer supplemental retirement benefits to key decision-making members of the senior management team employed by the Company at that time, whose deferral opportunities under the Capital Bank 401(k) Plan are capped, and to encourage long-term retention of plan participants. The Company paid the entire cost of benefits under the Supplemental Executive Plan, which are in addition to the defined contribution type plans (e.g., the 401(k) Plan) that encourage participants to set aside part of their current earnings to provide for their retirement.

On January 28, 2011, the Supplemental Executive Plan was amended to waive, with respect to unvested amounts only, any entitlement to change in control benefits that would otherwise be triggered by the Investment and to terminate the Supplemental Executive Plan upon the distribution of all of the participant’s vested and accrued benefits under the Supplemental Executive Plan.

As of January 28, 2011, Mr. Yarber and Mr. Morgan had accrued seven years of service, and Mr. Redmond had accrued six years of service. Thus, Mr. Yarber and Mr. Morgan were 80% vested in their accrued benefits under the Supplemental Executive Plan. Mr. Redmond was 60% vested in his accrued benefits under the Supplemental Executive Plan. In connection with the closing of the Investment, the Company paid out the following benefits to the named executive officers that were previously vested and accrued under the Supplemental Executive Plan: B. Grant Yarber ($830,014); David C. Morgan ($200,119); and Mark J. Redmond ($88,953). In connection with the receipt of the vested and accrued benefits under the Supplemental Executive Plan, the named executive officers waived all rights with respect to the Supplemental Executive Plan.

Perquisites and Other Personal Benefits

Perquisites and other personal benefits represent a small part of the Company’s overall compensation package, and are offered only after consideration of business need. The Company provides executive officers with perquisites and other personal benefits that the Company believes to be reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions.

Personal benefits offered to executives serve a different purpose than do the other elements of executive compensation. In general, they are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death. Personal benefits offered to executives are largely those that are offered to the general employee population, with some variation primarily to promote tax efficiency.

In addition, during 2011, the named executive officers also received automobile allowances and club memberships paid by the Company. The Company also sponsors memberships in golf or social clubs for certain senior executives who have responsibility for the entertainment of current and prospective clients. Amount relating to such benefits are included in the Summary Compensation Table above.

Payments in Connection with the Investment

Payments Made to Named Executive Officers in Connection with the Investment. In connection with the closing of the Investment, the named executive officers each received a lump sum payment of his vested accrued benefits under the Supplemental Executive Plan. Prior to receiving the vested and accrued benefits under the Supplemental Executive Plan, the named executive officers waived all rights with respect to the Supplemental Executive Plan, including any enhanced severance payments payable under the Supplemental Executive Plan in connection with the completion of the change in control.

In addition, on January 28, 2011, the Investment provided for accelerated vesting of unvested stock options, with the exception of the named executive officers, who waived the accelerated vesting of their unvested stock options provided by the Equity Incentive Plan upon the completion of the change in control.

Potential Payments upon Termination or Change in Control

As of December 31, 2011, none of the named executive officers had arrangements or agreements for termination or change in control. As previously noted, Mr. Taylor’s employment agreement with CBF provides for severance upon a termination of employment with CBF (with such severance payment to be made by CBF, and certain outstanding CBF equity awards held by Messrs. Taylor, Marshall and Singletary vest on a change in control.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 for all equity compensation plans of the Company (including individual arrangements) under which the Company is authorized to issue equity securities.

Equity Compensation Plans
Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column) (1)

Equity compensation plans approved by security holders (2)	193,600	$13.11	0	(2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	193,600	$13.11	0

(1)	Refers to shares of Common Stock.

(2)	The Equity Incentive Plan was terminated on February 21, 2012.

Director Compensation

Director Fees. Directors who are also employees of the Company receive no compensation in their capacities as directors. However, outside directors receive an annual retainer fee of $30,000 as long as they attend at least 75% of the meetings of the Board. No additional fees are paid for attendance at Board of Directors meetings or Board committee meetings.

Equity Compensation. The Company did not grant any option awards to its nonemployee directors during 2011. As of December 31, 2011, all options to purchase common stock held by the Company’s nonemployee directors were fully vested.

Other. Each of our current and former directors is also covered by director and officer liability insurance, and each of our current directors is entitled to reimbursement for reasonable out-of-pocket expenses in connection with meeting attendance.

The following table provides information related to the compensation of the Company’s nonemployee directors for the year ended December 31, 2011.

Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total

Current Directors (4)
Charles F. Atkins (5)	$13,583	$–	$–	$–	$583	$129,696	$143,863
Peter N. Foss	–	–	–	–	–	–	–
William A. Hodges	–	–	–	–	–	–	–
O. A. Keller, III (5)	19,500	–	–	–	1,563	864,641	885,704
Christopher G. Marshall	–	–	–	–	–	–	–
R. Bruce Singletary	–	–	–	–	–	–	–
R. Eugene Taylor	–	–	–	–	–	–	–

Former Directors
John F. Grimes, III (5)	1,583	–	–	–	583	126,454	128,621
Robert L. Jones (5)	2,083	–	–	–	521	152,333	154,937
W. Carter Keller	2,083	–	–	–	521	–	2,604
Ernest A Koury, Jr.	833	–	–	–	208	–	1,042
George R. Perkins, III (5)	2,583				646	126,454	129,683
Don W. Perry (5)	2,083	–	–	–	646	215,624	218,353
Carl H. Ricker, Jr. (5)	2,583	–	–	–	646	259,124	262,353
Samuel J. Wornom, III (5)	2,583	–	–	–	646	238,321	241,550

(1)
The amounts shown are total fees earned prior to the closing of the Investment, which were subject to deferral under the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (the “Directors’ Plan”). Mr. Atkins and Mr. Keller, III also received cash fees of $11,250 and $13,250, respectively, for service on the Company’s Board of Directors from January 28, 2011 to December 31, 2011.

(2)
Amounts represent the compensation cost recognized in 2011 in accordance with Topic 718 of the FASB Accounting Standards Codification for fees deferred under the Directors’ Plan, which are converted to stock units quarterly using the closing price of the Common Stock on the day they would otherwise be paid in cash. For a further discussion of these awards, see Note 14 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, and Note 13 and Note 12 in its Annual Report on Form 10-K for the years ended December 31, 2010 and 2009, respectively.

(3)
As a result of the closing of the Investment being deemed a change in control under the Supplemental Retirement Plan for Directors (the “Supplemental Director Plan”), the Company’s directors received the amounts shown in lump sum payments in accordance with the terms of the Supplemental Director Plan.

(4)
Effective as of the closing of the Investment, R. Eugene Taylor (Chairman), Peter N. Foss, William A. Hodges, Christopher G. Marshall and R. Bruce Singletary were appointed to the Board of Directors. Charles F. Atkins and O. A. Keller, III, existing members of the Board of Directors, remained as such following the closing. All other members of the Board of Directors of the Company resigned effective January 28, 2011.

(5)
Compensation does not include stock options that may be exercised. As of December 31, 2011, nonemployee directors and former directors held stock options as follows: 2,000 stock options for Mr. Atkins; 2,000 stock options for Mr. Grimes; 2,500 stock options for Mr. Jones; 3,500 stock options for Mr. Keller, III; 2,000 stock options for Mr. Perkins; 2,500 stock options for Mr. Perry; 3,250 stock options for Mr. Ricker; and 2,750 stock options for Mr. Wornom.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of April 27, 2012 regarding shares of Common Stock owned of record or known by the Company to be owned beneficially by (i) each director, (ii) each executive officer named in the Summary Compensation Table, (iii) all those known by the Company to beneficially own more than 5% of the Common Stock, and (iv) all directors and executive officers as a group. The persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent that such power may be shared with a spouse or as otherwise set forth in the footnotes. The mailing address of Mr. Atkins and Mr. Keller and each of the named executive officers is in care of the Company’s address, which is 333 Fayetteville Street, Suite 700, Raleigh, NC 27601. The mailing address of the remaining directors is in care of Capital Bank Financial Corp.’s address, which is 121 Alhambra Plaza, Suite 1601, Coral Gables, FL 33134.

The percentages shown below have been calculated based on 85,802,164 total shares of Common Stock outstanding as of April 27, 2012.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Acquirable within 60 Days (2)	Percent of Class

5% Shareholders
Capital Bank Financial Corp.	71,000,000	–	82.75%

Directors
Charles F. Atkins (3)	196,992	2,000	*
Peter N. Foss (4)	1,000	–	*
William A. Hodges (4)	1,000	–	*
O. A. Keller, III (5)	531,062	3,500	*
Christopher G. Marshall (6)	71,000,400	–	82.75%
R. Bruce Singletary (6)	71,000,400	–	82.75%
R. Eugene Taylor (6)	71,000,000	–	82.75%

Named Executive Officers
Christopher G. Marshall (6)	71,000,400	–	82.75%
R. Bruce Singletary (6)	71,000,400	–	82.75%
R. Eugene Taylor (6)	71,000,000	–	82.75%
David C. Morgan (7)	6,432	–	*
Mark J. Redmond (8)	8,825	14,000	*
B. Grant Yarber (9)	21,018	–	*

All directors and executive officers as a group (10 persons) (10)	71,767,129	19,500	83.65%

  * Less than one percent

(1)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power. Beneficial ownership may be disclaimed as to certain of the securities.

(2)
Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. This column reflects the number of shares of Common Stock that could be purchased by exercise of options to purchase Common Stock on April 27, 2012 or within 60 days thereafter.

(3)
Includes 50,100 shares held by AGA Corporation, of which Mr. Atkins owns 19.8% of the outstanding stock; 12,999 shares held by AK&K Corporation, of which Mr. Atkins owns 25.0% of the outstanding stock; and 1,000 shares held by Taboys Corporation, a company wholly owned by Mr. Atkins. From time to time, the shares held by AGA Corporation and AK&K Corporation may be pledged in the ordinary course of business.

(4)
Excludes securities owned directly or indirectly by CBF, beneficial ownership of which is hereby disclaimed by each of Messrs. Foss and Hodges, except to the extent of his pecuniary interest therein, if any.

(5)
Includes 21,633 shares held jointly with Mr. Keller’s wife; 25,950 shares held by Mr. Keller’s wife; 39,205 shares held in IRAs; 4,800 shares held as custodian by Mr. Keller for his children and grandchildren; and 60,042 shares held by Amos Properties, LLC, a company of which Mr. Keller owns 25.0% and Mr. Keller’s wife owns 25.0%.

(6)
Each of Messrs. Marshall, Singletary and Taylor hereby disclaims beneficial ownership of the securities owned directly or indirectly by CBF, except to the extent of his pecuniary interest therein, if any.

(7)	Includes 1,730 shares held jointly with Mr. Morgan’s wife.

(8)	Includes 3,623 shares held in an IRA.

(9)	Includes 2,470 shares held in an IRA, and 5,754 shares held in the Capital Bank 401(k) Retirement Plan.

(10)	Includes all shares reflected in this table as beneficially owned by each director of the Company, and by Messrs. Morgan, Redmond and Yarber, each of whom is a named executive officer of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Certain of the directors and executive officers of the Company, members of their immediate families and entities with which they are involved are customers of and borrowers from the Company. As of December 31, 2011, total loans outstanding to directors and executive officers of the Company, and their associates as a group, equaled approximately $8.96 million. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Company, and did not involve more than the normal risk of collectability or present other unfavorable features.

The Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers and principal shareholders of the Company, and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. The Company generally considers credit relationships with directors and/or their affiliates to be immaterial and as not impairing the director’s independence so long as the terms of the credit relationship are similar to other comparable borrowers. The Company presumes extensions of credit that comply with Federal Reserve Regulation O to be consistent with director independence. In other words, the Company does not consider normal, arm’s-length credit relationships entered into in the ordinary course of business to negate a director’s independence.

Regulation O requires such loans to be made on substantially the same terms, including interest rates and collateral, and following credit underwriting procedures that are no less stringent than those prevailing at the time for comparable transactions by Capital Bank with persons not related to the Company. Such loans also may not involve more than the normal risk of repayment or present other unfavorable features. Additionally, no event of default may have occurred (that is, such loans are not disclosed as nonaccrual, past due, restructured, or potential problems). The Board of Directors must review any credit to a director or his or her related interests that has become criticized in order to determine the impact that such classification has on the director’s independence.

From time to time, certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure, following review and approval by the Audit Committee (in accordance with NASDAQ Listing Rules) to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company that could be obtained from an unrelated person. Therefore, the Board of Directors has adopted the Policy and Procedures with Respect to Related Person Transactions, which is implemented through the Audit Committee of the Board of Directors and is designed to regularly monitor the appropriateness of any significant transactions with related persons (as such term is defined by SEC rules). The policy applies to any transaction required to be disclosed under Item 404(a) of Regulation S-K in which:

•	the Company or the Bank is a participant;

•	any related person (as defined in Item 404(a) of Regulation S-K) has a direct or indirect interest; and

•	the amount involved exceeds $120,000.

The policy requires notification to the Company’s Audit Committee, prior the consummation of any related person transaction, describing the related person’s interest in the transaction, the material facts of the transaction, the benefits to the Company of the transaction, the availability of other sources of comparable products or services, and an assessment of whether the transaction is on terms that are comparable to the terms available to an unrelated third party or employees generally. The Audit Committee then evaluates the proposed transaction and determines whether it is a related person transaction. The Audit Committee considers all of the relevant facts and circumstances available to it including (if applicable) but not limited to:

•	the benefits to the Company;

•
the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction; and

•	the terms available to unrelated third parties or to employees generally.

No member of the Audit Committee is permitted to participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in good faith. If the transaction has already been consummated, the Audit Committee will undergo the same analysis as it does with a proposed transaction, and if it determines that the consummated transaction is a related person transaction, it will evaluate whether the consummated related person transaction should be ratified, amended, terminated or rescinded and whether any disciplinary action is appropriate.

On January 28, 2011, CBF purchased 71,000,000 shares of the Company’s common stock for $181,050,000 resulting in CBF owning approximately 84.6% of the Company’s common stock. CBF now directly owns approximately 83% of its voting securities. As the Company’s controlling shareholder, CBF has the power to control the election of the Company’s directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to the Company’s shareholders for approval. CBF also has sufficient voting power to amend the Company’s organizational documents. In addition, five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliated with CBF.

O. A. Keller, III, a director of the Company, is the father-in-law of a lawyer at the law firm, Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan, L.L.P. The Company paid legal fees to such firm for services rendered in 2011, 2010 and 2009 in the aggregate amount of approximately $295,191, $2,415,877 and $819,500, respectively.

The Company leases its South Asheville, North Carolina, office from Azalea Limited Partnership, a North Carolina limited partnership, of which Carl H. Ricker, Jr., a former director of the Company, is general partner. The South Asheville facility, acquired through the merger with High Street Corporation, comprising approximately 9,000 square feet of office space, is leased at a current rate of approximately $226,000 per year with a 2% increase per year. The lease commenced September 16, 1997 and is for an initial term of 15 years, followed by three 10-year renewal options at the Company’s discretion. The Company believes that these and other terms of the lease were negotiated at arm’s length and are substantially the same as those prevailing for comparable transactions with other landlords in the marketplace.

The Company also entered into a lease in February 2004 with Azalea Limited Partnership for its Leicester Highway branch in Asheville, North Carolina. The initial term of the lease is for 15 years followed by three 5-year renewal options at the Company’s discretion. The Leicester Highway facility is approximately 4,200 square feet, and the annual lease expense for the second five years is approximately $124,000. The annual rent increases 10% commencing with the sixth year of the lease and another 10% starting with the eleventh year of the lease. The Company believes that these and other terms of the lease were negotiated at arm’s length and are substantially the same as those prevailing for comparable transactions with other landlords in the marketplace.

The Company paid lease payments to Azalea Limited Partnership in 2011, 2010 and 2009 in the aggregate amount of approximately $357,065, $368,554 and $358,920, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain of the Company’s officers and its directors to file reports of ownership and changes in ownership with the SEC. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on a review of reports that were filed with the SEC, all filing requirements under Section 16(a) were complied with during 2011.

Director Independence

Because CBF holds approximately 83% of the voting power of the Company, under NASDAQ Listing Rules, the Company qualifies as a “controlled company” and, accordingly, is exempt from the requirement to have a majority of independent directors, as well as certain other governance requirements. However, as required under NASDAQ Listing Rules, the Audit Committee of the Board of Directors is comprised entirely of independent directors. Our Board of Directors has determined that Messrs. Atkins, Foss, Hodges and Keller meet the definition of “Independent Director” as that term is defined in NASDAQ Listing Rules. In determining director independence, the Board considers all relevant facts and circumstances, and the Board considers the issue not merely from the standpoint of a director, but also from that of persons or organizations with which the director has an affiliation. As members of management, Messrs. Taylor, Marshall and Singletary would not be considered independent under current NASDAQ Listing Rules.

Board of Directors Committees

The Board of Directors currently has two standing committees, the Executive Committee and the Audit Committee.

Executive Committee. Subject to applicable law, the Executive Committee has the authority to exercise all powers of the Board of Directors during intervals between meetings of the board. The Executive Committee did not meet during 2011. The members of the Executive Committee for 2012 are R. Eugene Taylor (Chairman), Christopher G. Marshall and R. Bruce Singletary.

Audit Committee. The Audit Committee was established by the Board of Directors to oversee the Company’s accounting and financial reporting process, including the Company’s internal control over financial reporting and audits of the Company’s financial statements. In connection with such oversight responsibilities, the Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent registered public accounting firm. The Audit Committee also has the sole authority and responsibility to select, determine compensation of, evaluate and, when appropriate, replace the Company’s independent registered public accounting firm. The Audit Committee operates pursuant to a charter that is available on our website at www.capitalbank-us.com or free of charge upon written request to the attention of Christopher G. Marshall, Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, NC 27601. During 2011, the Audit Committee met seven times.

The members of the Audit Committee for 2012 are Peter N. Foss (Chairman), William A. Hodges and O. A. Keller, III. The Board of Directors, in its business judgment, has made an affirmative determination that each of Messrs. Foss, Hodges and Keller are “Independent Directors” as that term is defined by NASDAQ Listing Rules, including the special independence requirements applicable to audit committee members. The Board of Directors also has determined, in its business judgment, that Mr. Foss is an “audit committee financial expert” as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Firm Fee Summary

For the years ended December 31, 2011 and 2010, the Company retained PricewaterhouseCoopers, LLP and Elliott Davis, PLLC, respectively, to provide services in the categories and amounts presented below. The following table sets forth the aggregate fees billed or expected to be billed to the Company by PricewaterhouseCoopers, LLP for fiscal year 2011, and fees billed by Elliott Davis, PLLC for fiscal year 2010.

	Fiscal 2011	Fiscal 2010

Audit fees	$216,667	$260,450
Audit-related fees	35,000	100,841
Tax fees	–	36,618
All other fees	–	–
Total fees	$251,667	$397,909

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements and internal controls over financial reporting for fiscal years 2011 and 2010, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during fiscal years 2011 and 2010, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation, review of registration statements and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for tax compliance, tax planning and tax advice. Tax compliance services consist of assistance with federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

The Audit Committee has considered the compatibility of the nonaudit services performed by and fees paid to PWC in fiscal 2011, and determined that such services and fees were compatible with its independence. During 2011, PWC did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Nonaudit Services. The Audit Committee charter contains the Company’s policy regarding the approval of audit and nonaudit services provided by the independent registered public accounting firm. According to that policy, the Audit Committee must pre-approve all services, including all audit and nonaudit services to be performed by the independent registered public accounting firm. The Audit Committee approved all audit and nonaudit services described above in accordance with this policy. In determining whether to approve a particular audit or permitted nonaudit service, the Audit Committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to the Company and whether the service might be expected to enhance the Company’s ability to manage or control risk or improve audit quality.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	No financial statements or schedules are filed with this report on Form 10-K/A.

The exhibits listed in the exhibit index of the Annual Report and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 30th day of April 2012.

CAPITAL BANK CORPORATION

By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on April 30, 2012.

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