Form 10-Q
period 2012-03-31
CAPITAL BANK CORP
filed 2012-05-08
CIK 1071992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 4, 2012 there were 85,802,164 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION
Form 10-Q for the Quarterly Period Ended March 31, 2012

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 (Successor) and December 31, 2011 (Successor)	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 (Successor), the Period of January 29, 2011 to March 31, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 (Successor), the Period of January 29, 2011 to March 31, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2012 (Successor), the Period of January 29, 2011 to March 31, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 (Successor), the Period of January 29, 2011 to March 31, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor Company
(Dollars in thousands)	Mar. 31, 2012	Dec. 31, 2011

Assets
Cash and due from banks	$1,820	$2,163
Total cash and cash equivalents	1,820	2,163
Investment in and advance to Capital Bank, NA	249,584	247,121
Other assets	581	458
Total assets	$251,985	$249,742

Liabilities
Subordinated debentures	$19,212	$19,163
Other liabilities	5,788	5,715
Total liabilities	25,000	24,878

Shareholders’ Equity
Common stock, no par value; 300,000,000 shares authorized; 85,802,164 and shares issued and outstanding	218,829	218,826
Retained earnings (accumulated deficit)	8,010	5,267
Accumulated other comprehensive income (loss)	146	771
Total shareholders’ equity	226,985	224,864
Total liabilities and shareholders’ equity	$251,985	$249,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Company		Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Interest income:
Loans and loan fees	$–	$11,056	$5,479
Investment securities:
Taxable interest income	–	990	391
Tax-exempt interest income	–	159	74
Dividends	–	29	–
Federal funds and other interest income	85	47	11
Total interest income	85	12,281	5,955
Interest expense:
Deposits	–	1,774	1,551
Borrowings and subordinated debentures	362	486	445
Total interest expense	362	2,260	1,996
Net interest income	(277)	10,021	3,959
Provision for loan losses	–	167	40
Net interest income (loss) after provision for loan losses	(277)	9,854	3,919
Noninterest income:
Equity income from investment in Capital Bank, NA	3,088	–	–
Service charges and other fees	–	548	291
Bank card services	–	300	174
Mortgage origination and other loan fees	–	263	210
Brokerage fees	–	96	78
Bank-owned life insurance	–	20	10
Other	–	25	69
Total noninterest income	3,088	1,252	832
Noninterest expense:
Salaries and employee benefits	–	3,957	1,977
Occupancy	–	1,140	548
Furniture and equipment	–	544	275
Data processing and telecommunications	–	276	180
Advertising and public relations	–	181	131
Office expenses	–	229	93
Professional fees	–	335	190
Business development and travel	–	246	87
Amortization of other intangible assets	–	191	62
ORE losses and miscellaneous loan costs	–	523	176
Directors’ fees	–	40	68
FDIC deposit insurance	–	563	266
Contract termination fees	–	3,581	–
Other	157	423	102
Total noninterest expense	157	12,229	4,155
Net income (loss) before taxes	2,654	(1,123)	596
Income tax expense (benefit)	(89)	(549)	–
Net income (loss)	2,743	(574)	596
Dividends and accretion on preferred stock	–	–	861
Net income (loss) attributable to common shareholders	$2,743	$(574)	$(265)

Earnings (loss) per common share – basic	$0.03	$(0.01)	$(0.02)
Earnings (loss) per common share – diluted	$0.03	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Net income (loss)	$2,743	$(574)	$596
Other comprehensive income (loss):
Unrealized gains (losses) on securities – available for sale	(1,025)	2,235	(528)
Amortization of prior service cost on SERP	–	–	1
Income tax effect	400	(862)	204
Other comprehensive income (loss), net of tax	(625)	1,373	(323)
Comprehensive income	$2,118	$799	$273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Other Comprehensive Income	Retained Earnings (Accumulated
Successor Company	Shares	Amount	Shares	Amount	(Loss)	Deficit)	Total
(Dollars in thousands)

Balance at January 1, 2012	–	$–	85,802,164	$218,826	$771	$5,267	$224,864
Comprehensive income:
Net income						2,743	2,743
Other comprehensive income, net of tax benefit of $400					(625)		(625)
Total comprehensive income							2,118
Stock option expense				3			3
Balance at March 31, 2012	–	$–	85,802,164	$218,829	$146	$8,010	$226,985

Balance at January 28, 2011	–	$–	83,877,846	$224,085	$–	$–	$224,085
Comprehensive income:
Net income						(574)	(574)
Other comprehensive income, net of tax of $862					1,373		1,373
Total comprehensive income							799
Issuance of common stock, net of offering costs of $300			1,613,165	3,814			3,814
Stock option expense				69			69
Restricted stock forfeiture			(1,751)	(7)			(7)
Balance at March 31, 2011	–	$–	85,489,260	$227,961	$1,373	$(574)	$228,760

	Preferred Stock		Common Stock		Other Comprehensive Income	Retained Earnings (Accumulated
Predecessor Company	Shares	Amount	Shares	Amount	(Loss)	Deficit)	Total
(Dollars in thousands)

Balance at January 1, 2011	41,279	$40,418	12,877,846	$145,594	$(1,297)	$(108,027)	$76,688
Comprehensive income:
Net income						596	596
Other comprehensive income, net of tax benefit of $204					(323)		(323)
Total comprehensive income							273
Accretion of preferred stock discount		24				(24)	–
Stock option expense				5			5
Directors’ deferred compensation				35			35
Dividends on preferred stock						(172)	(172)
Balance at January 28, 2011	41,279	$40,442	12,877,846	$145,634	$(1,620)	$(107,627)	$76,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Cash flows from operating activities:
Net income (loss)	$2,743	$(574)	$596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity income from investment in Capital Bank, NA	(3,088)	–	–
Accretion of purchased credit-impaired loans	–	(10,265)	–
Amortization/accretion on acquired liabilities, net	49	(1,441)	–
Provision for loan losses	–	167	40
Amortization of other intangible assets	–	191	62
Depreciation	–	490	240
Stock-based compensation	3	137	42
Amortization of premium on securities, net	–	238	171
(Gain) loss on disposal of premises, equipment and ORE	–	(102)	26
ORE valuation adjustments	–	131	–
Bank-owned life insurance income	–	(20)	(10)
Deferred income tax expense (benefit)	(18)	–	–
Net change in:
Mortgage loans held for sale	–	1,145	4,424
Accrued interest receivable and other assets	(123)	(554)	(1,309)
Accrued interest payable and other liabilities	91	2,696	(3,939)
Net cash provided by (used in) operating activities	(343)	(7,761)	343

Cash flows from investing activities:
Principal repayments on loans, net of loans originated or acquired	–	19,380	14,547
Purchases of premises and equipment	–	(241)	(307)
Proceeds from sales of premises, equipment and ORE	–	1,485	20
Purchases of securities – available for sale	–	(88,209)	(6,840)
Proceeds from principal repayments/calls/maturities of securities – available for sale	–	10,577	3,936
Net cash provided by (used in) investing activities	–	(57,008)	11,356
(continued on next page)

Index

CAPITAL BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Cash flows from financing activities:
Decrease in deposits, net	–	(650)	(4,960)
Principal repayments of borrowings	–	(30,000)	(5,000)
Repurchase of preferred stock	–	–	(41,279)
Proceeds from CBF Investment	–	–	181,050
Proceeds from issuance of common stock, net of offering costs	–	3,814	–
Net cash provided by (used in) financing activities	–	(26,836)	129,811

Net change in cash and cash equivalents	$(343)	$(91,605)	$141,510
Cash and cash equivalents at beginning of period	2,163	208,255	66,745
Cash and cash equivalents at end of period	$1,820	$116,650	$208,255

Supplemental Disclosure of Cash Flow Information

Noncash investing activities:
Transfers of loans and premises to ORE	$–	$1,646	$248
Transfers of OREO to loans	–	857	146

Cash paid for (received from):
Income taxes	$–	$–	$–
Interest	318	4,088	1,531

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

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to Capital Bank Financial Corp. (“CBF,” formerly known as “North American Financial Holdings, Inc.”) for $181.1 million (the “CBF Investment”). As a result of the CBF Investment and the Company’s rights offering on March 11, 2011, CBF currently owns approximately 83% of the Company’s common stock. Upon closing of the CBF Investment, R. Eugene Taylor, CBF’s Chief Executive Officer, Christopher G. Marshall, CBF’s Chief Financial Officer, and R. Bruce Singletary, CBF’s Chief Risk Officer, were named as the Company’s CEO, CFO and CRO, respectively, and as members of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reconstituted with a combination of two existing members (Oscar A. Keller III and Charles F. Atkins), Messrs. Taylor, Marshall and Singletary, and two additional CBF-designated members (Peter N. Foss and William A. Hodges).

On June 30, 2011, Old Capital Bank merged (the “Bank Merger”) with and into NAFH National Bank (“NAFH Bank”), a national banking association, with NAFH Bank as the surviving entity. In connection with the Bank Merger, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). On September 7, 2011, CBF acquired a controlling interest in Green Bankshares, Inc. (“Green Bankshares”) and merged its banking subsidiary, GreenBank, with and into Capital Bank, NA. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial Corp. (“TIB Financial”) owning 21%, and Green Bankshares owning the remaining 34%. CBF is the owner of approximately 94% of TIB Financial’s common stock and approximately 90% of Green Bankshares’ common stock.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. The accounts of Old Capital Bank were consolidated with the Company until the Bank Merger on June 30, 2011. The Trusts have not been consolidated with the financial statements of the Company. In connection with the Bank Merger, assets and liabilities of Old Capital Bank were deconsolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and liabilities of the Company in the second quarter of 2011. Accordingly, as of March 31, 2012, no investment securities, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

The Company now accounts for its investment in Capital Bank, NA under the equity method. In the periods subsequent to the Bank Merger, the Company has and will adjust the equity investment balance based on its equity in Capital Bank, NA’s net income and other comprehensive income. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. The Company has considered the impact on these condensed consolidated financial statements of subsequent events. The results of operations for the three months ended March 31, 2012 (Successor Company), the period of January 29 to March 31, 2011 (Successor Company) and the period of January 1 to January 28, 2011 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of the accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CBF Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million. In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also, in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with TARP were repurchased.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this update are to be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend ASC Topic 820, Fair Value Measurement. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to amend ASC Topic 320, Receivables. The amendments in this update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This update also indicates that companies should disclose the information regarding troubled debt restructurings required by paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2011, the FASB issued ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, to amend FASB Accounting Standards Codification (“ASC”) Topic 320, Receivables. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

2.  Equity Method Investment in Capital Bank, NA

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

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of March 31, 2012, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.5 billion, total deposits of $5.3 billion and shareholders’ equity of $949.2 million.

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

As of March 31, 2012 (Successor) and December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $246.2 million and $243.7 million, respectively, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of March 31, 2012 (Successor) and December 31, 2011 (Successor). In the three months ended March 31, 2012 (Successor), the Company increased the equity investment balance by $3.1 million based on its equity in Capital Bank, NA’s net income and decreased the equity investment balance by $625 thousand based on its equity in Capital Bank, NA’s other comprehensive income. Prior to the Bank Merger on June 30, 2011, the equity method of accounting was not appropriate and therefore no comparable period exists for the three months ended March 31, 2011.

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents summarized financial information for the Company’s equity method investee, Capital Bank, NA:

Capital Bank, NA	Three Months Ended Mar. 31, 2012
(Dollars in thousands)

Interest income	$74,132
Interest expense	8,725
Net interest income	65,407
Provision for loan losses	5,376
Noninterest income	14,614
Noninterest expense	55,217
Net income	11,907

3.  Earnings (Loss) Per Share

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

The calculation of basic and diluted EPS was based on the following for each period presented:

	Successor Company		Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Net income (loss) attributable to common shareholders	$2,743	$(574)	$(265)
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding – basic	85,802,164	84,970,748	13,188,612
Incremental shares from assumed exercise of stock options	–	–	–
Weighted average number of shares outstanding – diluted	85,802,164	84,970,748	13,188,612

Earnings (loss) per common share – basic	$0.03	$(0.01)	$(0.02)
Earnings (loss) per common share – diluted	$0.03	$(0.01)	$(0.02)

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share for each period presented are as follows:

	Successor Company		Predecessor Company
	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Anti-dilutive stock options	141,600	296,880	297,880
Anti-dilutive warrants	–	–	749,619

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

4.  Allowance for Loan Losses

The following is a summary of activity in the allowance for loan losses for each period presented:

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Balance at beginning of period, predecessor	$–	$–	$36,061
Loans charged off	–	–	(49)
Recoveries of loans previously charged off	–	–	9
Net charge-offs	–	–	(40)
Provision for loan losses	–	167	40
Balance at the end of period, predecessor	–	–	36,061
Acquisition accounting adjustment	–	–	(36,061)
Balance at end of period, successor	$–	$167	$–

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheet. Due to the Bank Merger, the Company had no allowance for credit losses as of March 31, 2012 (Successor) and December 31, 2011 (Successor).

5.  Stock-Based Compensation

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company had a stock option plan providing for the issuance of up to 1,150,000 options to purchase shares of the Company’s stock to officers and directors. As of March 31, 2012 (Successor), options for 141,600 shares of common stock were outstanding. Pursuant to the Equity Incentive Plan, no options may be granted after February 21, 2012 and the Equity Incentive Plan was terminated. In addition, there were 566,071 options which were assumed under various plans from previously acquired financial institutions, none of which remain outstanding. Grants of options were made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants were made with an exercise price at no less than fair market value on the date of grant and must be exercised no later than 10 years from the date of grant.

A summary of the activity of the Company’s stock option plans, including the weighted average exercise price (“WAEP”), for each period is presented below:

	Successor Company				Predecessor Company
	Three Months Ended Mar. 31, 2012		Period of Jan. 29 to Mar. 31, 2011		Period of Jan. 1 to Jan. 28, 2011
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding options, beginning of period	193,600	$13.11	297,880	$12.11	297,880	$12.11
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Forfeited and expired	(52,000)	13.73	(1,000)	11.29	–	–
Outstanding options, end of period	141,600	$12.89	296,880	$12.12	297,880	$12.11

Options exercisable at end of period	128,000	$13.53	257,680	$12.96	226,430	$13.53

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about the Company’s stock options as of March 31, 2012 (Successor):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value

$3.85 – $6.00	46,350	7.22	34,350	$–
$6.01 – $9.00	–	–	–	–
$9.01 – $12.00	2,500	5.90	2,500	–
$12.01 – $15.00	16,000	5.52	14,400	–
$15.01 – $18.00	39,000	3.65	39,000	–
$18.01 – $18.37	37,750	2.75	37,750	–
	141,600	4.83	128,000	$–

The fair values of options granted are estimated on the date of the grant using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. There were no options granted in the three months ended March 31, 2012 (Successor), the period from January 29, 2011 to March 31, 2011 (Successor) or the period from January 1, 2011 to January 28, 2011 (Predecessor).

For the three months ended March 31, 2012 (Successor), the period from January 29, 2011 to March 31, 2011 (Successor) and the period from January 1, 2011 to January 28, 2011 (Predecessor), the Company recorded total compensation expense related to stock options of $3,000, $69,000, and $5,000, respectively. On January 28, 2011, vesting was accelerated on certain outstanding stock options in connection with the controlling investment in the Company made by CBF.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors may grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008, and the Equity Incentive Plan expired on February 21, 2012. Nonvested shares were subject to forfeiture if employment was terminated prior to the vesting dates. The Company expensed the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. There was no restricted stock activity for the three months ended March 31, 2012 (Successor).

Total compensation expense related to these restricted stock awards for the three months ended March 31, 2012 (Successor), the period of January 29 to March 31, 2011 (Successor) and the period of January 1, 2011 to January 28, 2011 (Predecessor) totaled $0, $68,000, and $2,000, respectively. On January 28, 2011, vesting was accelerated on certain outstanding nonvested restricted shares in connection with the controlling investment in the Company made by CBF.

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

Upon closing of the CBF Investment, the Deferred Compensation Plan was terminated and all phantom shares in the Plan were distributed to the participants. For the three months ended March 31, 2012 (Successor), the period of January 29, 2011 to March 31, 2011 (Successor) and the period of January 1, 2011 to January 28, 2011 (Predecessor), the Company recognized stock-based compensation expense of $0, $0, and $35,000, respectively, related to the Deferred Compensation Plan.
Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

6.  Fair Value

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. FASB guidance on fair value measurements defines fair value, establishes a framework for measuring fair value, and requires fair value disclosures for certain assets and liabilities measured at fair value on a recurring and nonrecurring basis. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

The guidance establishes a fair value hierarchy for disclosure of fair value measurements to maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the reporting entity. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of inputs and the classification of financial instruments within the fair value hierarchy are as follows:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

Level 2:
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Due to the Bank Merger and related deconsolidation of Old Capital Bank, the Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2012 (Successor) and December 31, 2011 (Successor). Prior to the Bank Merger, investment securities, available for sale, were recorded at fair value on a recurring basis. Additionally, prior to the Bank Merger, the Company may have been required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involved application of lower of cost or market accounting or write-downs of individual assets.

Sensitivity to Changes in Significant Unobservable Inputs

The Company owned two corporate bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011 (Successor). The first of these investments was subordinated debt of a community bank and the second an investment in trust preferred securities of a different community bank. The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds were incorporated in the discounted cash flow method used. Discount rates utilized in the modeling of the bonds were estimated based on a variety of factors including the market yields of other non-investment grade corporate debt and a review of each bank’s performance. Significant changes in any of the inputs in isolation would have resulted in a significantly different fair value measurement.

Due to the Bank Merger, the Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012 (Successor) and December 31, 2011 (Successor).
Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Balance at beginning of period	$–	$1,107	$1,300
Total unrealized losses included in:
Net income	–	–	–
Other comprehensive income	–	–	(193)
Purchases, sales and issuances, net	–	–	–
Transfers into Level 3	–	–	–
Balance at end of period	$–	$1,107	$1,107

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

Fair values of cash and cash equivalents are equal to the carrying value. The carrying amounts of accrued interest receivable and payable approximate the fair value given the short-term nature of these instruments. Fair value of subordinated debt is estimated based on current market prices for similar trust preferred issues of financial institutions with equivalent credit risk.

The carrying values, estimated fair values, and fair value measurement levels of the Company’s financial instruments as of March 31, 2012 (Successor) and December 31, 2011 (Successor) were as follows:

	Successor Company
			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012

Financial Assets:
Cash and cash equivalents	$1,820	$1,820	$1,820	$–	$–
Accrued interest receivable	11	11	–	11	–
Financial Liabilities:
Subordinated debentures	$19,212	$22,825	$–	$22,825	$–
Accrued interest payable	76	76	–	76	–

December 31, 2011

Financial Assets:
Cash and cash equivalents	$2,163	$2,163	$2,163	$–	$–
Accrued interest receivable	11	11	–	11	–
Financial Liabilities:
Subordinated debentures	$19,163	$22,205	$–	$22,205	$–
Accrued interest payable	76	73	–	73	–

Index

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

7.  Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial position and results of operation. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below.

The Company’s actual capital amounts and ratios as of March 31, 2012 (Successor) and December 31, 2011 (Successor) and the minimum requirements are presented in the following table:

	Successor Company
			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total capital (to risk-weighted assets)	$246,197	98.27%	$20,042	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	242,611	96.84	10,021	4.00	n/a	n/a
Tier I capital (to average assets)	242,611	96.71	10,035	4.00	n/a	n/a

December 31, 2011
Total capital (to risk-weighted assets)	$244,027	98.39%	$19,841	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	240,437	96.95	9,920	4.00	n/a	n/a
Tier I capital (to average assets)	240,437	96.56	9,960	4.00	n/a	n/a

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended March 31, 2012 (Successor), the period of January 29 to March 31, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor) for Capital Bank Corporation (“Capital Bank Corp.” or the “Company”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in Part II, Item 1A of this report, and the Company’s periodic reports and other filings with the Securities and Exchange Commission, or SEC

Overview

Capital Bank Corporation is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Old Capital Bank, which was a state-chartered banking corporation that was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of March 31, 2012 (Successor), the Company had a 26% equity method investment in Capital Bank, NA, a national banking association with approximately $6.5 billion in total assets and 143 full-service banking offices throughout Florida, North Carolina, South Carolina, Tennessee and Virginia. The Company also has interests in three trusts: Capital Bank Statutory Trust I, II, and III.

CBF Investment

On January 28, 2011, the Company completed the issuance and sale of 71 million shares of its common stock to CBF for $181.1 million. In connection with the CBF Investment, each Company shareholder as of January 27, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Old Capital Bank’s then existing loan portfolio. Also in connection with the CBF Investment, the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program were repurchased.

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
Index

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

Capital Bank, NA was formed on July 16, 2010 in connection with the purchase and assumption of assets and deposits of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the FDIC and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. On April 29, 2011, Capital Bank, NA merged with TIB Bank, then a wholly-owned subsidiary of TIB Financial.

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of March 31, 2012, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.5 billion, total deposits of $5.3 billion and shareholders’ equity of $949.2 million.

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

Prior to the Bank Merger, the Company had identified the following accounting policies as being critical in terms of significant judgments and the extent to which estimates were used: (1) allowance for loan losses, (2) other-than-temporary impairment on investment securities, (3) valuation allowance on deferred income tax assets, and (4) impairment of goodwill and long-lived assets. Due to the CBF Investment, the Company added an accounting policy related to purchased credit-impaired loans, and due to the Bank Merger, the Company added an accounting policy related to its equity method investment in Capital Bank, NA. These policies are important in understanding management’s discussion and analysis. For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Index

Executive Summary

The following is a brief summary of the Company’s financial results for the three months ended March 31, 2012 (Successor), the period of January 29 to March 31, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor):

•
Net income to common shareholders totaled $2.7 million, or $0.03 per share, in the three months ended March 31, 2012, which was an increase from a net loss to common shareholders of $574 thousand, or ($0.01) per share, in the successor period of January 29 to March 31, 2011 and $265 thousand, or ($0.02) per share, in the predecessor period of January 1 to January 28, 2011;

•	The Company held a 26% ownership interest in Capital Bank, NA, which has $6.5 billion in assets and operates 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia; and

•
The Company increased the equity investment balance in Capital Bank, NA by $3.1 million based on its equity in Capital Bank, NA’s net income and decreased the equity investment balance by $625 thousand based on its equity in Capital Bank, NA’s other comprehensive income in the three months ended March 31, 2012.

Results of Operations

Financial results for the first quarter of 2011 were significantly impacted by the controlling investment in the Company by CBF. The Company used push-down accounting, and as such, has applied the acquisition method of accounting to the CBF Investment. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated at that date. The Company’s operating results in the periods subsequent to the acquisition date were impacted by these fair value adjustments as the underlying assets and liabilities were converted in the normal course of business. Further, in connection with the Bank Merger on June 30, 2011, the Company deconsolidated the assets and liabilities of Old Capital Bank and began reporting its ownership of Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment.

In the successor periods, net income totaled $2.7 million, or $0.03 per share, for the three months ended March 31, 2012, and net loss to common shareholders totaled $574 thousand, or ($0.01) per share, for the period of January 29 to March 31, 2011. In the predecessor period, net loss to common shareholders totaled $265 thousand, or ($0.02) per share, for the period of January 1 to January 28, 2011.

Net Interest Income

Net interest income in the first quarter of 2012 was significantly impacted by the Bank Merger, upon which Old Capital Bank’s earning assets and interest-bearing liabilities were deconsolidated from the Company. Following the Bank Merger on June 30, 2011, the Company’s interest-bearing liabilities, which consisted of subordinated debentures, significantly exceeded interest-earning assets, thus creating negative net interest income and a negative net interest margin.

Net interest income for the three months ended March 31, 2012 (Successor), the period of January 29 to March 31, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor) totaled ($277) thousand, $10.0 million and $4.0 million, respectively. The Company’s net interest margin increased from 3.09% in the period of January 1 to January 28, 2011 (Predecessor) to 4.23% for the period of January 29 to March 31, 2011 (Successor), and decreased to (32.75)% for the three months ended March 31, 2012 (Successor) primarily due to the CBF Investment and Bank Merger, respectively. Average earning assets decreased from $1.54 billion in the period of January 1 to January 28, 2011 (Predecessor) to $1.49 billion in the period of January 29 to March 31, 2011 (Successor) to $3.4 million in the three months ended March 31, 2012 (Successor). The decline in average earning assets in the successor period was primarily related to the Bank Merger, upon which Old Capital Bank’s earning assets and interest-bearing liabilities were deconsolidated from the Company. As of March 31, 2012 (Successor), the Company’s only earning asset was a $3.4 million advance to Capital Bank, NA.

The following tables (Average Balances, Interest Earned or Paid, and Interest Yields/Rates) reflect the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the period by the respective daily average asset or liability balance. Changes in net interest income cannot be explained in terms of fluctuations in volume and rate due to the different lengths of the periods presented in the following tables.

Index

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
Tax Equivalent Basis 1

	Successor Company						Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012			Period of Jan. 29 to Mar. 31, 2011			Period of Jan. 1 to Jan. 28, 2011
	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans 2	$–	$–	–%	$1,108,997	$11,155	6.22%	$1,253,296	$5,530	5.20%
Investment securities 3	–	–	–	242,840	1,254	3.10	225,971	504	2.68
Interest-bearing deposits	–	–	–	138,309	47	0.21	63,350	11	0.20
Advance to Capital Bank, NA	3,393	85	10.00	–	–	–	–	–	–
Total interest-earning assets	3,393	$85	10.00%	1,490,146	$12,456	5.17%	1,542,617	$6,045	4.61%
Cash and due from banks	1,950			16,373			16,112
Other assets	245,999			185,828			34,021
Total assets	$251,342			$1,692,347			$1,592,750

Liabilities and Equity
NOW and money market accounts	$–	$–	–%	$344,189	$418	0.75%	$334,668	$211	0.74%
Savings accounts	–	–	–	31,521	6	0.12	30,862	3	0.11
Time deposits	–	–	–	851,424	1,350	0.98	870,146	1,337	1.81
Total interest-bearing deposits	–	–	–	1,227,134	1,774	0.89	1,235,676	1,551	1.48
Borrowings	–	–	–	98,599	254	1.59	120,032	343	3.36
Subordinated debentures	19,191	362	7.46	19,563	232	7.34	34,323	102	3.50
Total interest-bearing liabilities	19,191	$362	7.46%	1,345,296	$2,260	1.04%	1,390,031	$1,996	1.69%
Noninterest-bearing deposits	–			113,607			114,660
Other liabilities	5,754			7,021			9,635
Total liabilities	24,945			1,465,924			1,514,326
Shareholders’ equity	226,397			226,423			78,424
Total liabilities and shareholders’ equity	$251,342			$1,692,347			$1,592,750

Net interest spread 4			2.54%			4.13%			2.92%
Tax equivalent adjustment		$–			$175			$90
Net interest income and net interest margin 5		$(277)	(32.75)%		$10,196	4.23%		$4,049	3.09%

1	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
2	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
3	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
4	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Noninterest Income

The following table presents the detail of noninterest income for each period presented:

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Equity income from investment in Capital Bank, NA	$3,088	$–	$–
Service charges and other fees	–	548	291
Bank card services	–	300	174
Mortgage origination and other loan fees	–	263	210
Brokerage fees	–	96	78
Bank-owned life insurance	–	20	10
Other	–	25	69
Total noninterest income	$3,088	$1,252	$832

Noninterest income for the three months ended March 31, 2012 (Successor), the period of January 29 to March 31, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor) totaled $3.1 million, $1.3 million and $832 thousand, respectively. Noninterest income in the first quarter of 2012 was solely related to the Company’s equity income from its investment in Capital Bank, NA. The following table presents summarized financial information for the Company’s equity method investee, Capital Bank, NA:

Capital Bank, NA	Three Months Ended Mar. 31, 2012
(Dollars in thousands)

Interest income	$74,132
Interest expense	8,725
Net interest income	65,407
Provision for loan losses	5,376
Noninterest income	14,614
Noninterest expense	55,217
Net income	11,907

Index

Noninterest Expense

The following table presents the detail of noninterest expense for each period presented:

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Mar. 31, 2012	Jan. 29, 2011 to Mar. 31, 2011	Jan. 1, 2011 to Jan. 28, 2011

Salaries and employee benefits	$–	$3,957	$1,977
Occupancy	–	1,140	548
Furniture and equipment	–	544	275
Data processing and telecommunications	–	276	180
Advertising and public relations	–	181	131
Office expenses	–	229	93
Professional fees	–	335	190
Business development and travel	–	246	87
Amortization of other intangible assets	–	191	62
ORE losses and miscellaneous loan costs	–	523	176
Directors’ fees	–	40	68
FDIC deposit insurance	–	563	266
Contract termination fees	–	3,581	–
Other	157	423	102
Total noninterest expense	$157	$12,229	$4,155

Noninterest expense for the three months ended March 31, 2012 (Successor), the period from January 29 to March 31, 2011 (Successor) and the period from January 1 to January 28, 2011 (Predecessor) totaled $157 thousand, $12.2 million and $4.2 million, respectively. Expenses in the first quarter of 2012 were significantly reduced by the Bank Merger and related deconsolidation of Old Capital Bank. Additionally, expenses in the period from January 29 to March 31, 2011 (Successor) were impacted by a $3.6 million contract termination fee related to the conversion and integration of the Company’s operations onto a common technology platform utilized across the CBF enterprise. Salaries and benefits expense increased in the period from January 29 to March 31, 2011 (Successor) from the accelerated vesting of stock options and restricted shares at closing of the CBF Investment.

Analysis of Financial Condition

The Company’s financial condition was significantly impacted by the controlling investment in the Company by CBF on January 28, 2011. CBF owns approximately 83% of the Company’s outstanding common stock. Because of the CBF Investment, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated at that date.

Due to the Bank Merger on June 30, 2011, the Company deconsolidated the assets and liabilities of Old Capital Bank and began reporting its ownership of Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment. As of March 31, 2012 (Successor) and December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $246.2 million and $243.7 million, respectively, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of March 31, 2012 (Successor) and December 31, 2011 (Successor). In the three months ended March 31, 2012 (Successor), the Company increased the equity investment balance by $3.1 million based on its equity in Capital Bank, NA’s net income and decreased the equity investment balance by $625 thousand based on its equity in Capital Bank, NA’s other comprehensive income.

In addition to the investment in and advance to Capital Bank, NA, the Company also had $1.8 million of cash on deposit with Capital Bank, NA and $581 thousand of other assets as of March 31, 2012 (Successor). As of December 31, 2011 (Successor), the Company had $2.2 million of cash on deposit with the Bank and $458 thousand of other assets.

The Company’s subordinated debentures had a carrying value of $19.2 million and a notional value of $33.4 million as of March 31, 2012 (Successor) and December 31, 2011 (Successor). The small increase in the carrying value of these debt instruments since December 31, 2011 (Successor) was due to the accretion of the fair value discount in first quarter of 2012.

Index

Total shareholders’ equity increased from $224.9 million as of December 31, 2011 (Successor) to $227.0 million as of March 31, 2012 (Successor). Common stock, no par value, totaled $218.8 million as of March 31, 2012 (Successor) and December 31, 2011 (Successor). The Company’s retained earnings increased by $2.7 million in the three months ended March 31, 2012 (Successor), which represents the Company’s net income in the first quarter of 2012. Accumulated other comprehensive income totaled $146 thousand as of March 31, 2012 (Successor) compared to $771 thousand as of December 31, 2011 (Successor), and represented the Company’s equity in Capital Bank, NA’s other comprehensive income in the period subsequent to the Bank Merger.

Capital

The Company’s actual capital amounts and ratios as of March 31, 2012 and the minimum requirements are presented in the following table:

	Successor Company
			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total capital (to risk-weighted assets)	$246,197	98.27%	$20,042	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	242,611	96.84	10,021	4.00	n/a	n/a
Tier I capital (to average assets)	242,611	96.71	10,035	4.00	n/a	n/a

Liquidity

The Bank Merger resulted in a significant decrease in the total assets and total liabilities of the Company. As of March 31, 2012 (Successor) and December 31, 2011 (Successor), the Company had cash on deposit with Capital Bank, NA of approximately $1.8 million and $2.2 million, respectively. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of March 31, 2012 (Successor), the Company’s only earning asset was a $3.4 million advance to Capital Bank, NA which is earning interest at a fixed 10% annual rate. The Company’s interest-bearing liabilities consisted of subordinated debentures with notional amounts totaling $33.4 million. Accordingly, the Company’s net interest income and net interest margin are sensitive to changes in interest rates.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the three months ended March 31, 2012.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**
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

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 8th day of May 2012.

CAPITAL BANK CORPORATION

By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer

Index

Exhibit Index

Exhibit No.	Description

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**
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