Form 10-Q
period 2012-06-30
CAPITAL BANK CORP
filed 2012-08-10
CIK 1071992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2012 there were 85,802,164 shares outstanding of the registrant’s common stock, no par value.

CAPITAL BANK CORPORATION

Form 10-Q for the Quarterly Period Ended June 30, 2012

INDEX

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 (Successor) and December 31, 2011 (Successor)	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2012 (Successor) and 2011 (Successor) and the Six Months Ended June 30, 3012 (Successor), the Period of January 29, 2011 to June 30, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2012 (Successor) and 2011 (Successor) and the Six Months Ended June 30, 3012 (Successor), the Period of January 29, 2011 to June 30, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 3012 (Successor), the Period of January 29, 2011 to June 30, 2011 (Successor) and the Period of January 1, 2011 to January 28, 2011 (Predecessor)	6
	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor Company
(Dollars in thousands)	Jun. 30, 2012	Dec. 31, 2011
Assets
Cash and due from banks	$985	$2,163

Total cash and cash equivalents	985	2,163
Equity method investment in Capital Bank, NA	250,637	243,691
Advance to Capital Bank, NA	3,393	3,393
Other assets	772	458

Total assets	$255,787	$249,705

Liabilities
Subordinated debentures	$19,274	$19,163
Other liabilities	5,383	5,715

Total liabilities	24,657	24,878

Shareholders’ Equity
Common stock, no par value; 300,000,000 shares authorized; 85,802,164 and shares issued and outstanding	218,802	218,789
Retained earnings	10,636	5,267
Accumulated other comprehensive income	1,692	771

Total shareholders’ equity	231,130	224,827

Total liabilities and shareholders’ equity	$255,787	$249,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Interest income:
Loans and loan fees	$—	$16,465	$—	$27,521	$5,479
Investment securities:
Taxable interest income	—	2,216	—	3,206	391
Tax-exempt interest income	—	239	—	398	74
Dividends	—	30	—	59	—
Federal funds and other interest income	85	40	170	87	11

Total interest income	85	18,990	170	31,271	5,955

Interest expense:
Deposits	—	2,786	—	4,560	1,551
Borrowings and subordinated debentures	369	765	731	1,251	445

Total interest expense	369	3,551	731	5,811	1,996

Net interest income	(284)	15,439	(561)	25,460	3,959
Provision for loan losses	—	1,283	—	1,450	40

Net interest income (loss) after provision for loan losses	(284)	14,156	(561)	24,010	3,919

Noninterest income:
Equity income from investment in Capital Bank, NA	2,937	—	6,025	—	—
Service charges and other fees	—	807	—	1,355	291
Bank card services	—	547	—	847	174
Mortgage origination and other loan fees	—	255	—	518	210
Brokerage fees	—	212	—	308	78
Bank-owned life insurance	—	114	—	134	10
Other	—	130	—	155	69

Total noninterest income	2,937	2,065	6,025	3,317	832

Noninterest expense:
Salaries and employee benefits	—	5,568	—	9,525	1,977
Occupancy	—	1,830	—	2,970	548
Furniture and equipment	—	857	—	1,401	275
Data processing and telecommunications	—	635	—	911	180
Advertising and public relations	—	144	—	325	131
Office expenses	—	269	—	498	93
Professional fees	—	208	—	543	190
Business development and travel	—	304	—	550	87
Amortization of other intangible assets	—	287	—	478	62
ORE losses and miscellaneous loan costs	—	1,085	—	1,608	176
Directors’ fees	—	53	—	93	68
FDIC deposit insurance	—	513	—	1,076	266
Contract termination fees	—	374	—	3,955	—
Other	257	670	414	1,093	102

Total noninterest expense	257	12,797	414	25,026	4,155

Net income before taxes	2,396	3,424	5,050	2,301	596
Income tax expense (benefit)	(230)	1,115	(319)	566	—

Net income	2,626	2,309	5,369	1,735	596
Dividends and accretion on preferred stock	—	—	—	—	861

Net income (loss) attributable to common shareholders	$2,626	$2,309	$5,369	$1,735	$(265)

Earnings (loss) per common share – basic	$0.03	$0.03	$0.06	$0.02	$(0.02)

Earnings (loss) per common share – diluted	$0.03	$0.03	$0.06	$0.02	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Net income	$2,626	$2,309	$5,369	$1,735	$596
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities – available for sale	—	5,080	—	7,315	(528)
Unrealized holding gains from investment in Capital Bank, NA	2,535	—	1,510	—	—
Amortization of prior service cost on SERP	—	—	—	—	1
Income tax effect	(989)	(1,958)	(589)	(2,820)	204

Other comprehensive income (loss), net of tax	1,546	3,122	921	4,495	(323)

Comprehensive income	$4,172	$5,431	$6,290	$6,230	$273

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor Company		Predecessor Company
(Dollars in thousands)	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Cash flows from operating activities:
Net income (loss)	$5,369	$1,735	$596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity income from investment in Capital Bank, NA	(6,025)	—	—
Accretion of purchased credit-impaired loans	—	(26,262)	—
Amortization/accretion on acquired liabilities, net	111	(3,529)	—
Provision for loan losses	—	1,450	40
Amortization of other intangible assets	—	478	62
Depreciation	—	1,354	240
Stock-based compensation	13	140	42
Amortization of premium on securities, net	—	695	171
Loss on disposal of premises, equipment and ORE	—	5	26
ORE valuation adjustments	—	74	—
Bank-owned life insurance income	—	(134)	(10)
Deferred income tax expense (benefit)	(40)	—	—
Net change in:
Mortgage loans held for sale	—	1,907	4,424
Accrued interest receivable and other assets	(314)	(4,214)	(1,309)
Accrued interest payable and other liabilities	(292)	2,927	(3,939)

Net cash provided by (used in) operating activities	(1,178)	(23,374)	343

Cash flows from investing activities:
Net cash paid in Capital Bank merger	—	(42,880)	—
Investment in Capital Bank, NA	—	(6,063)	—
Principal repayments on loans, net of loans originated or acquired	—	13,048	14,547
Purchases of premises and equipment	—	(607)	(307)
Proceeds from sales of premises, equipment and ORE	—	4,545	20
Purchases of FHLB Stock	—	1,259	—
Purchases of securities – available for sale	—	(138,855)	(6,840)
Proceeds from principal repayments/calls/maturities of securities – available for sale	—	25,761	3,936

Net cash provided by (used in) investing activities	—	(143,792)	11,356

(continued on next page)

CAPITAL BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Successor Company		Predecessor Company
(Dollars in thousands)	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Cash flows from financing activities:
Decrease in deposits, net	—	(2,426)	(4,960)
Principal repayments of borrowings	—	(30,000)	(5,000)
Repurchase of preferred stock	—	—	(41,279)
Proceeds from CBF Investment	—	—	181,050
Proceeds from issuance of common stock, net of offering costs	—	3,814	—

Net cash provided by (used in) financing activities	—	(28,612)	129,811

Net change in cash and cash equivalents	$(1,178)	$(195,778)	$141,510
Cash and cash equivalents at beginning of period	2,163	208,255	66,745

Cash and cash equivalents at end of period	$985	$12,477	$208,255

Supplemental Disclosure of Cash Flow Information

Noncash investing activities:
Transfer of noncash assets to Capital Bank, NA	$—	1,419,308	$—
Transfer of liabilities to Capital Bank, NA	—	1,457,413	—
Equity method investment in Capital Bank, NA	—	232,264	—
Transfers of loans and premises to ORE	—	7,573	248
Transfers of OREO to loans	—	857	146
Capital leases recorded in premises and other liabilities	—	6,618	—

Cash paid for (received from):
Income taxes	$—	$130	$—
Interest	634	9,989	1,531

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

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. The accounts of Old Capital Bank were consolidated with the Company until the Bank Merger on June 30, 2011. The Trusts have not been consolidated with the financial statements of the Company. In connection with the Bank Merger, assets and liabilities of Old Capital Bank were deconsolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and liabilities of the Company in the second quarter of 2011. The Company now accounts for its investment in Capital Bank, NA under the equity method. Accordingly, as of June 30, 2012, no investment securities, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. The Company has considered the impact on these condensed consolidated financial statements of subsequent events. The results of operations for the six months ended June 30, 2012 (Successor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and reflects the impact of measurement period adjustments.

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The initial estimated fair values of assets and liabilities acquired were based upon information that was available at the time to make preliminary estimates of fair value. The Company expected to obtain additional information during the measurement period which could result in changes to the estimated fair value amounts. The Company is still within the measurement period and has not yet finalized its estimates of fair value. However, as required by the acquisition method of accounting, the Company has retrospectively adjusted certain preliminary estimates to reflect refinements of estimates of fair values and new information obtained about facts and circumstances that existed as of the acquisition date. As a result of the Bank Merger, such changes are principally reflected in the accompanying financial statements as changes in the Company’s equity method investment in Capital Bank, NA. The most significant refinements include: (1) increases in the collectability of certain legacy bank fully charged-off loan balances and fees; (2) an increase in the estimated fair value of the core deposit intangible asset; (3) an increase in deferred tax assets related to the other fair value estimate changes offset by a reduction of expected realization of items considered to be built in losses; and (4) an increase in Goodwill caused by the net effect of these adjustments. Accordingly, the financial statements herein reflect an decrease of less than $0.1 million in the Company’s investment in Capital Bank, NA and addition paid in capital for the reported period and as of December 31, 2011.

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

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and the International Accounting Standards Board (collectively, the “Boards”) were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, we expect that the adoption of ASU No. 2011-11 will not have an impact on the Company’s consolidated financial condition or results of operation.

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Also in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend ASC Topic 820, Fair Value Measurement. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of June 30, 2012, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.3 billion, total deposits of $5.1 billion and shareholders’ equity of $966.5 million.

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

As of June 30, 2012 (Successor) and December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $250.6 million and $243.7 million, respectively, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of June 30, 2012 (Successor) and December 31, 2011 (Successor). The advance pays annual interest at 10% payable in quarterly installments and matures March 18, 2020. In the three months ended June 30, 2012 (Successor), the Company increased the equity investment balance by $2.9 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $1.5 million based on its equity in Capital Bank, NA’s other comprehensive income.

In the six months ended June 30, 2012 (Successor), the Company increased the equity investment balance by $6.0 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $921 thousand based on its equity in Capital Bank, NA’s other comprehensive income. Prior to the Bank Merger on June 30, 2011, the equity method of accounting was not appropriate and therefore no comparable period exists for the three and six months ended June 30, 2011.

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents summarized financial information for the Company’s equity method investee, Capital Bank, NA. Prior to the Bank Merger on June 30, 2011, there was no equity method investment in Capital Bank, NA. As the equity interest includes the operations of the Company’s previously consolidated subsidiary bank, the operations of the equity method investee prior to the Bank Merger is not meaningful and comparable since they do not reflect the subsequent combined operations.

Capital Bank, NA	Three Months Ended Jun. 30, 2012	Six Months Ended Jun. 30, 2012
(Dollars in thousands)
Interest income	$72,893	$147,025
Interest expense	8,000	16,725

Net interest income	64,893	130,300
Provision for loan losses	6,608	11,984
Noninterest income	12,298	26,912
Noninterest expense	52,799	108,017
Net income	11,326	23,234

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

The calculation of basic and diluted EPS was based on the following for each period presented:

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Net income (loss) attributable to common shareholders	$2,626	$2,309	$5,369	$1,735	$(265)

Weighted average number of common shares outstanding:
Basic	85,802,164	85,802,164	85,802,164	85,465,250	13,188,612
Dilutive effect of options outstanding	—	9	—	—	—

Diluted	85,802,164	85,802,173	85,802,164	85,465,250	13,188,612

Earnings (loss) per common share – basic	$0.03	$0.03	$0.06	$0.02	$(0.02)

Earnings (loss) per common share – diluted	$0.03	$0.03	$0.06	$0.02	$(0.02)

Weighted average anti-dilutive stock options and warrants excluded from the computation of diluted earnings per share for each period presented are as follows:

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Anti-dilutive stock options	140,300	291,980	140,300	292,480	297,880
Anti-dilutive warrants	—	—	—	—	749,619

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Allowance for Loan Losses

The following is a summary of activity in the allowance for loan losses for each period presented:

	Successor Company		Predecessor Company
(Dollars in thousands)	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Balance at beginning of period, predecessor	$—	$—	$36,061
Loans charged off	—	(339)	(49)
Recoveries of loans previously charged off	—	—	9

Net charge-offs	—	(339)	(40)
Provision for loan losses	—	1,450	40
Merger of Old Capital Bank into Capital Bank, NA	—	(1,111)	—

Balance at the end of period, predecessor	—	—	36,061
Acquisition accounting adjustment	—	—	(36,061)

Balance at end of period, successor	$—	$—	$—

The allowance for credit losses includes the allowance for loan losses, detailed above, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheet. Due to the Bank Merger, the Company had no allowance for credit losses as of June 30, 2012 (Successor) and December 31, 2011 (Successor).

5. Stock-Based Compensation

Stock Options

Pursuant to the Capital Bank Corporation Equity Incentive Plan (“Equity Incentive Plan”), the Company had a stock option plan providing for the issuance of up to 1,150,000 options to purchase shares of the Company’s stock to officers and directors. As of June 30, 2012 (Successor), options for 140,300 shares of common stock were outstanding. Pursuant to the Equity Incentive Plan, no options may be granted after February 21, 2012 and the Equity Incentive Plan was terminated. In addition, there were 566,071 options which were assumed under various plans from previously acquired financial institutions, none of which remain outstanding. Grants of options were made by the Board of Directors or the Compensation/Human Resources Committee of the Board. All grants were made with an exercise price at no less than fair market value on the date of grant and must be exercised no later than 10 years from the date of grant.

A summary of the activity of the Company’s stock option plans, including the weighted average exercise price (“WAEP”), for each period is presented below:

	Successor Company				Predecessor Company
	Six Months Ended Jun. 30, 2012		Period of Jan. 29 to Jun. 30, 2011		Period of Jan. 1 to Jan. 28, 2011
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding options, beginning of period	193,600	$13.11	297,880	$12.11	297,880	$12.11
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited and expired	(53,300)	13.50	(5,400)	14.51	—	—

Outstanding options, end of period	140,300	$12.97	292,480	$12.07	297,880	$12.11

Options exercisable at end of period	126,700	$13.62	253,280	$12.92	226,430	$13.53

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about the Company’s stock options as of June 30, 2012 (Successor):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Intrinsic Value
$3.85 – $6.00	45,050	5.46	33,050	$—
$6.01 – $9.00	—	—	—	—
$9.01 – $12.00	2,500	10.29	2,500	—
$12.01 – $15.00	16,000	13.15	14,400	—
$15.01 – $18.00	39,000	16.52	39,000	—
$18.01 – $18.37	37,750	18.35	37,750	—

	140,300	12.97	126,700	$—

The fair values of options granted are estimated on the date of the grant using the Black-Scholes option pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. There were no options granted in the six months ended June 30, 2012 (Successor), the period from January 29, 2011 to June 30, 2011 (Successor) or the period from January 1, 2011 to January 28, 2011 (Predecessor).

For the six months ended June 30, 2012 (Successor), the period from January 29, 2011 to June 30, 2011 (Successor) and the period from January 1, 2011 to January 28, 2011 (Predecessor), the Company recorded total compensation expense related to stock options of $13,000, $72,000, and $5,000, respectively. On January 28, 2011, vesting was accelerated on certain outstanding stock options in connection with the controlling investment in the Company made by CBF.

Restricted Stock

Pursuant to the Equity Incentive Plan, the Board of Directors could grant restricted stock to certain employees and Board members at its discretion. There have been no restricted stock grants since 2008, and the Equity Incentive Plan expired on February 21, 2012. Nonvested shares were subject to forfeiture if employment was terminated prior to the vesting dates. The Company expensed the cost of the stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the vesting. There was no restricted stock activity for the six months ended June 30, 2012 (Successor).

Total compensation expense related to these restricted stock awards for the period of January 29 to June 30, 2011 (Successor) and the period of January 1, 2011 to January 28, 2011 (Predecessor) totaled $68,000, and $2,000, respectively. On January 28, 2011, vesting was accelerated on certain outstanding nonvested restricted shares in connection with the controlling investment in the Company made by CBF.

Deferred Compensation for Non-employee Directors

Until the CBF Investment, the Company administered the Capital Bank Corporation Deferred Compensation Plan for Outside Directors (“Deferred Compensation Plan”). Eligible directors may have elected to participate in the Deferred Compensation Plan by deferring all or part of their directors’ fees for at least one calendar year, in exchange for common stock of the Company. If a director did not elect to defer all or part of his fees, then he was not considered a participant in the Deferred Compensation Plan. The amount deferred was equal to 125 percent of total director fees. Each participant was fully vested in his account balance. The Deferred Compensation Plan provides for payment of share units in shares of common stock of the Company after the participant ceased to serve as a director for any reason.

Upon closing of the CBF Investment, the Deferred Compensation Plan was terminated and all phantom shares in the Plan were distributed to the participants. For the period of January 1, 2011 to January 28, 2011 (Predecessor), the Company recognized stock-based compensation expense of $35,000 related to the Deferred Compensation Plan.

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

Due to the Bank Merger and related deconsolidation of Old Capital Bank, the Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2012 (Successor) and December 31, 2011 (Successor). Prior to the Bank Merger, investment securities, available for sale, were recorded at fair value on a recurring basis. Additionally, prior to the Bank Merger, the Company may have been required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involved application of lower of cost or market accounting or write-downs of individual assets.

Sensitivity to Changes in Significant Unobservable Inputs

Prior to the Bank Merger, the Company owned two corporate bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The first of these investments was subordinated debt of a community bank and the second an investment in trust preferred securities of a different community bank. The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds were incorporated in the discounted cash flow method used. Discount rates utilized in the modeling of the bonds were estimated based on a variety of factors including the market yields of other non-investment grade corporate debt and a review of each bank’s performance. Significant changes in any of the inputs in isolation would have resulted in a significantly different fair value measurement.

Due to the Bank Merger, the Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 (Successor) and December 31, 2011 (Successor).

Capital Bank Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Successor Company		Predecessor Company
(Dollars in thousands)	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Balance at beginning of period	$—	$1,107	$1,300
Total unrealized losses included in:
Net income	—	—	—
Other comprehensive income	—	—	(193)
Purchases, sales and issuances, net	—	—	—
Transfers into Level 3	—	—	—
Merger of Old Capital Bank into Capital Bank, NA	—	(1,107)	—

Balance at end of period	$—	$—	$1,107

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

Fair values of cash and cash equivalents are equal to the carrying value. The carrying amounts of accrued interest receivable and payable approximate the fair value given the short-term nature of these instruments. Fair value of subordinated debt is estimated based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates.

The carrying values, estimated fair values, and fair value measurement levels of the Company’s financial instruments as of June 30, 2012 (Successor) and December 31, 2011 (Successor) were as follows:

	Successor Company
			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012

Financial Assets:
Cash and cash equivalents	$985	$985	$985	$—	$—
Financial Liabilities:
Subordinated debentures	$19,274	$22,315	$—	$—	$22,315

December 31, 2011

Financial Assets:
Cash and cash equivalents	$2,163	$2,163	$2,163	$—	$—
Financial Liabilities:
Subordinated debentures	$19,163	$22,205	$—	$—	$22,205

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

The Company’s actual capital amounts and ratios as of June 30, 2012 (Successor) and December 31, 2011 (Successor) and the minimum requirements are presented in the following table:

	Successor Company
			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets)	$250,404	98.20%	$20,400	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	246,822	96.79	10,200	4.00	n/a	n/a
Tier I capital (to average assets)	246,822	97.22	10,155	4.00	n/a	n/a

December 31, 2011
Total capital (to risk-weighted assets)	$243,990	98.39%	$19,838	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	240,400	96.95	9,919	4.00	n/a	n/a
Tier I capital (to average assets)	240,400	96.56	9,959	4.00	n/a	n/a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an overview of the unaudited financial statements for the three months ended June 30, 2012 (Successor) and June 30, 2011 (Successor) as well as the six months ended June 30, 2012 (Successor), the period of January 29 to June 30, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor) for Capital Bank Corporation (“Capital Bank Corp.” or the “Company”). This discussion and analysis is intended to provide pertinent information concerning financial condition, results of operations, liquidity, and capital resources for the periods covered and should be read in conjunction with the unaudited financial statements and related footnotes contained in Part I, Item 1 of this report.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, including those factors set forth in Part II, Item 1A of this report, and the Company’s periodic reports and other filings with the Securities and Exchange Commission, or SEC

Overview

Capital Bank Corporation is a bank holding company incorporated under the laws of North Carolina on August 10, 1998. Prior to June 30, 2011, the Company’s primary wholly-owned subsidiary was Old Capital Bank, which was a state-chartered banking corporation that was incorporated under the laws of the State of North Carolina on May 30, 1997 and commenced operations on June 20, 1997. As of June 30, 2012 (Successor), the Company had a 26% equity method investment in Capital Bank, NA, a national banking association with approximately $6.3 billion in total assets and 143 full-service banking offices throughout Florida, North Carolina, South Carolina, Tennessee and Virginia. The Company also has interests in three trusts: Capital Bank Statutory Trust I, II, and III.

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

The Bank Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between Old Capital Bank and Capital Bank, NA, dated as of June 30, 2011. In the Bank Merger, each share of Old Capital Bank common stock was converted into the right to receive shares of Capital Bank, NA common stock based on each entity’s relative tangible book value on March 31, 2011. Following the GreenBank merger, the Company now owns approximately 26% of Capital Bank, NA, with CBF having a direct ownership of 19%, TIB Financial owning 21%, and Green Bankshares owning the remaining 34%. As of June 30, 2012, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia and had total assets of $6.3 billion, total deposits of $5.1 billion and shareholders’ equity of $966.5 million.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

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

Executive Summary

The following is a summary of the Company’s results of operations and changes in financial condition for the three and six months ended June 30, 2012:

•	Net income totaled $2.6 million, or $0.03 per share, in the second quarter of 2012 and totaled $5.4 million, or $0.06 per share, in the six months ended June 30, 2012;

•	The Company held a 26% ownership interest in Capital Bank, NA, which has $6.3 billion in assets and operates 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia; and

•

The Company increased the equity investment balance in Capital Bank, NA by $2.9 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $1.5 million based on its equity in Capital Bank, NA’s other comprehensive income in the second quarter of 2012.

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

In the successor periods, net income totaled $2.6 million, or $0.03 per share, for the three months ended June 30, 2012, and totaled $2.3 million, or $0.03 per share, for the three months ended June, 30 2011. Further, net income totaled $5.4 million, or $0.06 per share, for the six months ended June 30, 2012, and totaled $1.7 million, or $0.02 per share, for the period of January 29 to June 30, 2011. In the predecessor period, net loss to common shareholders totaled $265 thousand, or ($0.02) per share, for the period of January 1 to January 28, 2011.

Net Interest Income

Net interest income in the second quarter of 2012 was significantly impacted by the Bank Merger, upon which Old Capital Bank’s interest-earning assets and interest-bearing liabilities were deconsolidated from the Company. Following the Bank Merger on June 30, 2011, the Company’s interest-bearing liabilities, which consisted of subordinated debentures, significantly exceeded interest-earning assets, thus creating net interest loss and a negative net interest margin. Net interest income (loss) for the three months ended June 30, 2012 (Successor) and the three months ended June 30, 2011 (Successor) totaled ($284) thousand and $15.4 million, respectively. Net interest margin decreased from 4.23% in the three months ended June 30, 2011 (Successor) to (33.57)% in the three months ended June 30, 2012 (Successor).

Further, net interest income (loss) for the six months ended June 30, 2012 (Successor), the period of January 29 to June 30, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor) totaled ($561) thousand, $25.5 million and $4.0 million, respectively. The Company’s net interest margin increased from 3.09% in the period of January 1 to January 28, 2011 (Predecessor) to 4.23% for the period of January 29 to June 30, 2011 (Successor), and decreased to (33.16)% for the six months ended June 30, 2012 (Successor) primarily due to the CBF Investment and Bank Merger, respectively. Average interest-earning assets decreased from $1.54 billion in the period of January 1 to January 28, 2011 (Predecessor) to $1.49 billion in the period of January 29 to June 30, 2011 (Successor) to $3.4 million in the six months ended June 30, 2012 (Successor). The decline in average interest-earning assets in the successor period was primarily related to the Bank Merger, upon which Old Capital Bank’s interest-earning assets and interest-bearing liabilities were deconsolidated from the Company. As of June 30, 2012 (Successor), the Company’s only interest-earning asset was a $3.4 million advance to Capital Bank, NA.

The following tables (Average Balances, Interest Earned or Paid, and Interest Yields/Rates) reflect the Company’s effective yield on interest-earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the period by the respective daily average asset or liability balance. Changes in net interest income cannot be explained in terms of fluctuations in volume and rate due to the different lengths of the periods presented in the following tables.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

Tax Equivalent Basis 1

	Successor Company
(Dollars in thousands)	Three Months Ended Jun. 30, 2012			Three Months Ended Mar. 31, 2012			Three Months Ended Jun. 30, 2011
	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans [2]	$—	$—	—%	$—	$—	—%	$1,098,266	$16,579	6.05%
Investment securities [3]	—	—	—	—	—	—	334,230	2,639	3.16
Interest-bearing deposits	—	—	—	—	—	—	56,149	40	0.29
Advance to Capital Bank, NA	3,393	85	10.00	3,393	85	10.00	—	—	—

Total interest-earning assets	3,393	$85	10.00%	3,393	$85	10.00%	1,488,645	$19,258	5.19%

Cash and due from banks	1,239			1,950			16,587
Other assets	250,003			245,961			195,839

Total assets	$254,635			$251,304			$1,701,071

Liabilities and Equity
NOW and money market accounts	$—	$—	—%	$—	$—	—%	$345,307	$666	0.77%
Savings accounts	—	—	—	—	—	—	32,241	10	0.12
Time deposits	—	—	—	—	—	—	843,725	2,110	1.00

Total interest-bearing deposits	—	—	—	—	—	—	1,221,273	2,786	0.91
Borrowings	—	—	—	—	—	—	93,349	410	1.76
Subordinated debentures	19,253	369	7.58	19,191	362	7.46	19,323	355	7.27

Total interest-bearing liabilities	19,253	$369	7.58%	19,191	$362	7.46%	1,333,945	$3,551	1.07%

Noninterest-bearing deposits	—			—			122,326
Other liabilities	5,515			5,754			13,058

Total liabilities	24,768			24,945			1,469,329
Shareholders’ equity	229,867			226,359			231,742

Total liabilities and shareholders’ equity	$254,635			$251,304			$1,701,071

Net interest spread [4]			2.42%			2.54%			4.12%
Tax equivalent adjustment		$—			$—			$268
Net interest income and net interest margin [5]		$(284)	(33.57)%		$(277)	(32.75)%		$15,707	4.23%

[1]	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
[2]	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
[3]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

Tax Equivalent Basis 1

	Successor Company						Predecessor Company
(Dollars in thousands)	Six Months Ended Jun. 30, 2012			Period of Jan. 29 to Jun. 30, 2011			Period of Jan. 1 to Jan. 28, 2011
	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate	Average Balance	Amount Earned	Average Rate
Assets
Loans [2]	$—	$—	—%	$1,102,487	$27,734	6.12%	$1,253,296	$5,530	5.20%
Investment securities [3]	—	—	—	298,283	3,893	3.13	225,971	504	2.68
Interest-bearing deposits	—	—	—	88,465	87	0.24	63,350	11	0.20
Advance to Capital Bank, NA	3,393	170	10.00	—	—	—	—	—	—

Total interest-earning assets	3,393	$170	10.00%	1,489,235	$31,714	5.18%	1,542,617	$6,045	4.61%

Cash and due from banks	1,594			16,503			16,112
Other assets	247,983			191,902			34,021

Total assets	$252,970			$1,697,640			$1,592,750

Liabilities and Equity
NOW and money market accounts	$—	$—	—%	$344,867	$1,084	0.76%	$334,668	$211	0.74%
Savings accounts	—	—	—	31,958	16	0.12	30,862	3	0.11
Time deposits	—	—	—	846,753	3,460	0.99	870,146	1,337	1.81

Total interest-bearing deposits	—	—	—	1,223,578	4,560	0.91	1,235,676	1,551	1.48
Borrowings	—	—	—	95,414	664	1.69	120,032	343	3.36
Subordinated debentures	19,222	731	7.52	19,417	587	7.26	34,323	102	3.50

Total interest-bearing liabilities	19,222	$731	7.52%	1,338,410	$5,811	1.06%	1,390,031	$1,996	1.69%

Noninterest-bearing deposits	—			118,897			114,660
Other liabilities	5,635			10,683			9,635

Total liabilities	24,857			1,467,990			1,514,326
Shareholders’ equity	228,113			229,650			78,424

Total liabilities and shareholders’ equity	$252,970			$1,697,640			$1,592,750

Net interest spread [4]			2.48%			4.13%			2.92%
Tax equivalent adjustment		$—			$443			$90
Net interest income and net interest margin [5]		$(561)	(33.16)%		$25,903	4.23%		$4,049	3.09%

[1]	The tax equivalent adjustment is computed using a federal tax rate of 34% and is applied to interest income from tax exempt municipal loans and investment securities.
[2]	Loans include mortgage loans held for sale in addition to nonaccrual loans for which accrual of interest has not been recorded.
[3]	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

Noninterest Income

The following table presents the detail of noninterest income for each period presented:

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Equity income from investment in Capital Bank, NA	$2,937	$—	$6,025	$—	$—
Service charges and other fees	—	807	—	1,355	291
Bank card services	—	547	—	847	174
Mortgage origination and other loan fees	—	255	—	518	210
Brokerage fees	—	212	—	308	78
Bank-owned life insurance	—	114	—	134	10
Other	—	130	—	155	69

Total noninterest income	$2,937	$2,065	$6,025	$3,317	$832

Noninterest income for the three months ended June 30, 2012 (Successor) and the three months ended June 30, 2011 (Successor) totaled $2.9 million and $2.1 million, respectively. Noninterest income in the second quarter of 2012 was solely related to the Company’s equity income from its investment in Capital Bank, NA.

Further, noninterest income for the six months ended June 30, 2012 (Successor), the period of January 29 to June 30, 2011 (Successor) and the period of January 1 to January 28, 2011 (Predecessor) totaled $6.0 million, $3.3 million and $832 thousand, respectively. Noninterest income in the first half of 2012 was solely related to the Company’s equity income from its investment in Capital Bank, NA. The following table presents summarized financial information for the Company’s equity method investee, Capital Bank, NA. Prior to the Bank Merger on June 30, 2011, there was no equity method investment in Capital Bank, NA. As the equity interest includes the operations of the Company’s previously consolidated subsidiary bank, the operations of the equity method investee prior to the Bank Merger is not meaningful and comparable since they do not reflect the subsequent combined operations.

Capital Bank, NA	Three Months Ended Jun. 30, 2012	Six Months Ended Jun. 30, 2012
(Dollars in thousands)
Interest income	$72,893	$147,025
Interest expense	8,000	16,725

Net interest income	64,893	130,300
Provision for loan losses	6,608	11,984
Noninterest income	12,298	26,912
Noninterest expense	52,799	108,017
Net income	11,326	23,234

Noninterest Expense

The following table presents the detail of noninterest expense for each period presented:

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands except per share data)	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Jan. 29, 2011 to Jun. 30, 2011	Jan. 1, 2011 to Jan. 28, 2011
Salaries and employee benefits	$—	$5,568	$—	$9,525	$1,977
Occupancy	—	1,830	—	2,970	548
Furniture and equipment	—	857	—	1,401	275
Data processing and telecommunications	—	635	—	911	180
Advertising and public relations	—	144	—	325	131
Office expenses	—	269	—	498	93
Professional fees	—	208	—	543	190
Business development and travel	—	304	—	550	87
Amortization of other intangible assets	—	287	—	478	62
ORE losses and miscellaneous loan costs	—	1,085	—	1,608	176
Directors’ fees	—	53	—	93	68
FDIC deposit insurance	—	513	—	1,076	266
Contract termination fees	—	374	—	3,955	—
Other	257	670	414	1,093	102

Total noninterest expense	$257	$12,797	$414	$25,026	$4,155

Noninterest expense for the three months ended June 30, 2012 (Successor) and the three months ended June 30, 2011 (Successor) totaled $257 thousand and $12.8 million, respectively. Expenses in the second quarter of 2012 were significantly reduced by the Bank Merger and related deconsolidation of Old Capital Bank.

Further, noninterest expense for the six months ended June 30, 2012 (Successor), the period from January 29 to June 30, 2011 (Successor) and the period from January 1 to January 28, 2011 (Predecessor) totaled $414 thousand, $25.0 million and $4.2 million, respectively. Expenses in the first half of 2012 were significantly reduced by the Bank Merger and related deconsolidation of Old Capital Bank. Additionally, expenses in the period from January 29 to June 30, 2011 (Successor) were impacted by $4.0 million of contract termination fees related to the conversion and integration of the Company’s operations onto a common technology platform utilized across the CBF enterprise. Salaries and benefits expense increased in the period from January 29 to June 30, 2011 (Successor) from the accelerated vesting of stock options and restricted shares at closing of the CBF Investment.

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

Due to the Bank Merger on June 30, 2011, the Company deconsolidated the assets and liabilities of Old Capital Bank and began reporting its ownership of Capital Bank, NA on the Consolidated Balance Sheet as an equity method investment. As of June 30, 2012 (Successor) and December 31, 2011 (Successor), the Company’s investment in Capital Bank, NA totaled $250.6 million and $243.7 million, respectively, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. The Company also had an advance to Capital Bank, NA totaling $3.4 million as of June 30, 2012 (Successor) and December 31, 2011 (Successor). In the three months ended June 30, 2012 (Successor), the Company increased the equity investment balance by $2.9 million based on its equity in Capital Bank, NA’s net income and increased the equity investment balance by $1.5 million based on its equity in Capital Bank, NA’s other comprehensive income.

In addition to the investment in and advance to Capital Bank, NA, the Company also had $985 thousand of cash on deposit with Capital Bank, NA and $772 thousand of other assets as of June 30, 2012 (Successor). As of December 31, 2011 (Successor), the Company had $2.2 million of cash on deposit with the Bank and $458 thousand of other assets.

The Company’s subordinated debentures had a carrying value of $19.3 million and $19.2 million, respectively, and a notional value of $33.4 million as of June 30, 2012 (Successor) and December 31, 2011 (Successor). The small increase in the carrying value of these debt instruments since December 31, 2011 (Successor) was due to the accretion of the fair value discount in first half of 2012.

Total shareholders’ equity increased from $224.8 million as of December 31, 2011 (Successor) to $231.1 million as of June 30, 2012 (Successor). Common stock, no par value, totaled $218.8 million as of June 30, 2012 (Successor) and December 31, 2011 (Successor). The Company’s retained earnings increased by $5.4 million in the six months ended June 30, 2012 (Successor), which represents the Company’s net income in the first half of 2012. Accumulated other comprehensive income totaled $1.7 million as of June 30, 2012 (Successor) compared to $771 thousand as of December 31, 2011 (Successor), and represented the Company’s equity in Capital Bank, NA’s other comprehensive income in the period subsequent to the Bank Merger.

Capital

The Company’s actual capital amounts and ratios as of June 30, 2012 (Successor) and the minimum requirements are presented in the following table:

	Successor Company
			Minimum Requirements To Be:
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets)	$250,404	98.20%	$20,400	8.00%	n/a	n/a
Tier I capital (to risk-weighted assets)	246,822	96.79	10,200	4.00	n/a	n/a
Tier I capital (to average assets)	246,822	97.22	10,155	4.00	n/a	n/a

Liquidity

The Bank Merger resulted in a significant decrease in the total assets and total liabilities of the Company. As of June 30, 2012 (Successor) and December 31, 2011 (Successor), the Company had cash on deposit with Capital Bank, NA of approximately $985 thousand and $2.2 million, respectively. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of June 30, 2012 (Successor), the Company’s only interest-earning asset was a $3.4 million advance to Capital Bank, NA which is earning interest at a fixed 10% annual rate. The Company’s interest-bearing liabilities consisted of subordinated debentures with notional amounts totaling $33.4 million. Accordingly, the Company’s net interest income and net interest margin are sensitive to changes in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended June 30, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the six months ended June 30, 2012.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 10th day of August 2012.

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